Form 10-Q
period 2020-12-31
CAPSTONE TURBINE Corp
filed 2021-02-09
CIK 1009759

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of February 5, 2021 was 12,660,879.

CAPSTONE TURBINE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2020	2020
Assets
Current Assets:
Cash and cash equivalents	$31,970	$15,068
Accounts receivable, net of allowances of $353 at December 31, 2020 and $703 at March 31, 2020	19,079	16,240
Inventories, net	11,224	21,460
Prepaid expenses and other current assets	3,752	3,987
Total current assets	66,025	56,755
Property, plant, equipment and rental assets, net	8,075	7,749
Non-current portion of inventories	1,917	1,221
Other assets	7,782	8,230
Total assets	$83,799	$73,955
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,600	$15,000
Accrued salaries and wages	1,471	1,644
Accrued warranty reserve	1,523	1,934
Deferred revenue	5,113	7,898
Current portion of notes payable and lease obligations	495	477
Total current liabilities	23,202	26,953
Deferred revenue - non-current	818	944
Term note payable, net	52,856	27,963
Long-term portion of notes payable and lease obligations	4,661	5,074
Total liabilities	81,537	60,934
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 11,158,647 shares issued and 11,088,225 shares outstanding at December 31, 2020; 10,286,366 shares issued and 10,228,789 shares outstanding at March 31, 2020	11	10
Additional paid-in capital	918,683	915,755
Accumulated deficit	(914,514)	(900,869)
Treasury stock, at cost; 70,422 shares at December 31, 2020 and 57,577 shares at March 31, 2020	(1,918)	(1,875)
Total stockholders’ equity	2,262	13,021
Total liabilities and stockholders' equity	$83,799	$73,955

See accompanying notes to condensed consolidated financial statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Product, accessories and parts	$15,374	$12,010	$33,654	$42,070
Service	5,302	5,373	16,120	15,296
Total revenue	20,676	17,383	49,774	57,366
Cost of goods sold:
Product, accessories and parts	13,484	10,815	30,171	36,506
Service	3,720	3,940	10,196	12,286
Total cost of goods sold	17,204	14,755	40,367	48,792
Gross margin	3,472	2,628	9,407	8,574
Operating expenses:
Research and development	735	972	1,703	2,811
Selling, general and administrative	4,816	5,280	13,234	17,015
Total operating expenses	5,551	6,252	14,937	19,826
Loss from operations	(2,079)	(3,624)	(5,530)	(11,252)
Other income (expense)	(11)	6	4	165
Interest income	7	—	23	—
Interest expense	(1,230)	(1,289)	(3,835)	(3,853)
Loss on debt extinguishment	(4,282)	—	(4,282)	—
Loss before provision for income taxes	(7,595)	(4,907)	(13,620)	(14,940)
Provision for income taxes	—	—	10	8
Net loss	(7,595)	(4,907)	(13,630)	(14,948)
Less: Deemed dividend on purchase warrant for common shares	—	—	15	75
Net loss attributable to common stockholders	$(7,595)	$(4,907)	$(13,645)	$(15,023)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.69)	$(0.59)	$(1.25)	$(1.94)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	11,081	8,367	10,935	7,730

See accompanying notes to condensed consolidated financial statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2020	10,286,366	$10	$915,755	$(900,869)	57,577	$(1,875)	$13,021
Purchase of treasury stock	—	—	—	—	3,442	(4)	(4)
Vested restricted stock awards	16,126	—	4	—	—	—	4
Stock-based compensation	—	—	210	—	—	—	210
Issuance of common stock, net of issuance costs	782,448	1	1,371	—	—	—	1,372
Change in warrants valuation	—	—	99	—	—	—	99
Net loss	—	—	—	(1,823)	—	—	(1,823)
Balance, June 30, 2020	11,084,940	11	917,439	(902,692)	61,019	(1,879)	12,879
Purchase of treasury stock	—	—	—	—	9,403	(39)	(39)
Vested restricted stock awards	1,670	—	39	—	—	—	39
Stock-based compensation	—	—	219	—	—	—	219
Stock awards to Board of Directors	57,098	—	(38)	—	—	—	(38)
Deemed dividend on purchase warrant for common shares	—	—	15	(15)	—	—	—
Net loss	—	—	—	(4,212)	—	—	(4,212)
Balance, September 30, 2020	11,143,708	11	917,674	(906,919)	70,422	(1,918)	8,848
Vested restricted stock awards	14,939	—	—	—	—	—	—
Stock-based compensation	—	—	249	—	—	—	249
Warrants issued	—	—	760	—	—	—	760
Net loss	—	—	—	(7,595)	—	—	(7,595)
Balance, December 31, 2020	11,158,647	$11	$918,683	$(914,514)	70,422	$(1,918)	$2,262

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2019	7,216,910	$7	$903,803	$(878,884)	26,239	$(1,772)	$23,154
Purchase of treasury stock	—	—	—	—	78	—	—
Vested restricted stock awards	229	—	—	—	—	—	—
Stock-based compensation	—	—	262	—	—	—	262
Issuance of common stock, net of issuance costs	143,387	1	1,221	—	—	—	1,222
Net loss	—	—	—	(5,593)	—	—	(5,593)
Balance, June 30, 2019	7,360,526	8	905,286	(884,477)	26,317	(1,772)	19,045
Purchase of treasury stock	—	—	—	—	3,987	(26)	(26)
Vested restricted stock awards	1,250	—	26	—	—	—	26
Stock-based compensation	—	—	104	—	—	—	104
Issuance of common stock, net of issuance costs	616,443		4,815	—	—	—	4,815
Exercise of stock options and employee stock purchases	522	—	3	—	—	—	3
Stock awards to Board of Directors	26,315	—	(24)	—	—	—	(24)
Deemed dividend on purchase warrant for common shares	—	—	75	(75)	—	—	—
Net loss	—	—	—	(4,448)	—	—	(4,448)
Balance, September 30, 2019	8,005,056	8	910,285	(889,000)	30,304	(1,798)	19,495
Purchase of treasury stock	—	—	—	—	6,420	(18)	(18)
Vested restricted stock awards	19,961	—	17	—	—	—	17
Stock-based compensation	—	—	303	—	—	—	303
Issuance of common stock, net of issuance costs	376,617	—	1,201	—	—	—	1,201
Warrants exercised	440,000	1	—	—	—	—	1
Change in warrant valuation	—	—	291	—	—	—	291
Net loss	—	—	—	(4,907)	—	—	(4,907)
Balance, December 31, 2019	8,841,634	$9	$912,097	$(893,907)	36,724	$(1,816)	$16,383

See accompanying notes to condensed consolidated financial statements

CAPSTONE TURBINE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(13,630)	$(14,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,072	1,223
Amortization of financing costs and discounts	614	850
Amortization of right-of-use assets	289	779
Loss on debt extinguishment	4,282	—
Reduction in accounts receivable allowances	(228)	(77)
Inventory provision	138	489
Provision for warranty expenses	535	459
Gain on disposal of equipment	(1)	(13)
Stock-based compensation	678	669
Changes in operating assets and liabilities:
Accounts receivable	(2,612)	(3,522)
Inventories	9,402	(827)
Prepaid expenses, other current assets and other assets	899	591
Accounts payable and accrued expenses	(774)	1,956
Accrued salaries and wages and long term liabilities	(173)	(234)
Accrued warranty reserve	(946)	(939)
Deferred revenue	(2,911)	(2,176)
Net cash used in operating activities	(3,366)	(15,720)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(1,269)	(3,900)
Net cash used in investing activities	(1,269)	(3,900)
Cash Flows from Financing Activities:
Net proceeds from term note payable	20,833	—
Repayment of notes payable and lease obligations	(655)	(593)
Cash used in employee stock-based transactions	(43)	(44)
Net proceeds from issuance of common stock and warrants	1,402	7,260
Net cash provided by financing activities	21,537	6,623
Net increase (decrease) in Cash and Cash Equivalents	16,902	(12,997)
Cash and Cash Equivalents, Beginning of Year	15,068	29,727
Cash and Cash Equivalents, End of Period	$31,970	$16,730
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,038	$2,625
Income taxes	$14	$15
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$39	$7
Renewal of insurance contracts which was financed by notes payable	$593	$—
Deemed dividend	$15	$75

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

Significant Accounting Policies  There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2020 filed with the SEC on June 29, 2020, that have had a material impact on the Company's condensed consolidated financial statements and related notes.

Reverse Stock Split  At the annual meeting of stockholders of the Company held on August 29, 2019, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) to effect a reverse stock split of the Company’s common stock, $0.001 par value per share (“Common Stock”) at a ratio in the range of one-for-five (1:5) to one-for-ten (1:10). Pursuant to such authority granted by the stockholders, the Company’s Board of Directors (the “Board”) approved a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the Common Stock and the filing of the Amendment. The Certificate of Amendment was filed with the Secretary of State of Delaware, effective on October 21, 2019 and the Reverse Stock Split became effective as of that date. Accordingly, all references to numbers of shares of common stock, including the number of shares of common stock on an as-if-converted basis, per-share data and share prices and exercise prices in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these condensed consolidated financial statements for the three and nine months ended December 31, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s third quarter of Fiscal 2021 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $13.6 million and used net cash in operating activities of $3.4 million for the nine months ended December 31, 2020. The Company’s working capital requirements during the nine months ended December 31, 2020 were in-line with management’s expectations, which included reductions in inventory and accounts payable primarily due to the Company managing to lower revenue levels. The Company’s net loss improved during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 primarily due to reduced overhead and operating expenses resulting from the Company’s COVID-19 Business Continuity Plan described below, as well as reduced FPP costs as the Company’s reliability improved due to the reduced impact of the part defect from a supplier first identified during the first quarter of Fiscal 2019. As of December 31, 2020, the Company had cash and cash equivalents of $32.0 million, and outstanding debt of $52.9 million at fair value (see Note 11 – Term Note Payable for further discussion of the outstanding debt).

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

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under debt agreements as further described in Note 11 – Term Note Payable, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of the Company’s third quarter of Fiscal 2021 interim condensed consolidated financial statements.

Company Response to COVID-19

In March 2020, the Company began to monitor the global effects of COVID-19, the worldwide spread of which led the World Health Organization (“WHO”) to characterize it as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the state of California on March 20, 2020.

On March 23, 2020 the Company enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Leadership Team volunteered to take a 25% temporary salary cut as well as the Fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, 25 other top Company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1, 2020, most with the 15% voluntary salary cuts, with others returning in a staggered manner through the end of September 2020. Additionally, in March 2020, the Board voted to take a temporary 25% reduction in base cash retainer in support of the Company’s Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, the Company eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, the Company had limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020 for shipment during this period of suspended production. On September 28, 2020 salaries were returned to 100% and remaining furloughed employees returned to work. The Company’s vendor supply chain has also been impacted by the pandemic; however, the Company has been able to maintain sufficient supply flow to continue operations.

Basis for Consolidation  These condensed consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004 and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

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

4.  Customer Concentrations and Accounts Receivable

Cal Microturbine, one of the Company’s domestic distributors, and Supernova Energy Services, one of the Company’s Latin American distributors, accounted for 24% and 12% of revenue for the three months ended December

31, 2020, respectively. Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors, accounted for 11% of revenue for the three months ended December 31, 2019. Cal Microturbine accounted for 16% of revenue for the nine months ended December 31, 2020. E-Finity accounted for 12% of revenue for the nine months ended December 31, 2019.

Additionally, Cal Microturbine and E-Finity, accounted for 18% and 14% of net accounts receivable as of December 31, 2020 and March 31, 2020, respectively. The Company recorded a net bad debt recovery of approximately $0.2 million during the three and nine months ended December 31, 2020 and $0.1 million during the three and nine months ended December 31, 2019.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	December 31,	March 31,
	2020	2020
Raw materials	$15,158	$20,672
Work in process	98	3
Finished goods	—	4,820
Total	15,256	25,495
Less: inventory reserve	(2,115)	(2,814)
Less: non-current portion	(1,917)	(1,221)
Total inventory, net-current portion	$11,224	$21,460

The non-current portion of inventories represents the portion of the inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2020 is 1.3 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2020 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$783
25 to 36 months	1,134
Total	$1,917

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	December 31,	March 31,
	2020	2020
Machinery, equipment, automobiles and furniture	$15,243	$15,115
Leasehold improvements	8,044	7,857
Molds and tooling	3,132	3,101
Rental assets	6,840	5,986
	33,259	32,059
Less: accumulated depreciation	(25,184)	(24,310)
Total property, plant, equipment and rental assets, net	$8,075	$7,749

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.3 million for the three months ended December 31, 2020 and 2019. Depreciation expense for property, plant, equipment and rental assets was $1.0 million for the nine months ended December 31, 2020 and 2019.

7.  Intangible Assets

Intangible assets, net of amortization include intellectual property such as manufacturing licenses providing the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated

(“Solar”) and were fully amortized as of December 31, 2020 and March 31, 2020. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $7,700 and $6,200 were earned by Solar for the three months ended December 31, 2020 and 2019, respectively. Royalties of approximately $20,100 and $22,600 were earned by Solar for the nine months ended December 31, 2020 and 2019, respectively. Earned royalties of approximately $73,000 and $52,000 were unpaid as of December 31, 2020 and March 31, 2020, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Amortization expense for the intangible assets was zero and $0.1 million for the three and nine months ended December 31, 2020, respectively. For the three and nine months ended December 31, 2019, amortization expense was $0.1 million and $0.2 million, respectively.

8. Stock-Based Compensation

The following table summarizes, by condensed consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Cost of goods sold	$22	$17	$59	$52
Research and development	11	12	29	33
Selling, general and administrative	216	274	590	584
Stock-based compensation expense	$249	$303	$678	$669

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

On August 27, 2020, at the Company’s 2020 annual meeting, the Company’s stockholders approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance under the 2017 Plan by 500,000 shares to 1,400,000 shares of Common Stock. As of December 31, 2020, there were 687,432 shares available for future grants under the 2017 Plan.

Stock Options

The Company issued stock options under the 2000 Plan and can issue stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. The following table summarizes information relating to the Company’s stock option activity during the nine months ended December 31, 2020:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2020	11,249	$215.56
Forfeited, cancelled or expired	(2,325)	$204.97
Options outstanding at December 31, 2020	8,924	$218.32	1.8	—
Options fully vested at December 31, 2020 and those expected to vest beyond December 31, 2020	8,924	$218.32	1.8	—
Options exercisable at December 31, 2020	8,924	$218.32	1.8	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted and no expense associated with stock options during the three and nine months ended December 31, 2020 and 2019. There were no unvested stock option awards as of December 31, 2020.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issued restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the nine months ended December 31, 2020:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2020	330,830	$6.28
Granted	224,748	4.39
Vested and issued	(89,833)	7.00
Forfeited	(13,187)	5.21
Non-vested restricted stock units outstanding at December 31, 2020	452,558	5.23
Restricted stock units expected to vest beyond December 31, 2020	452,558	$5.23

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Restricted stock compensation expense (in thousands)	$249	$303	$678	$669
Aggregate fair value of restricted stock units vested and issued (in thousands)	$87	$54	$352	$235
Weighted average grant date fair value of restricted stock units granted during the period	$6.22	$3.21	$4.39	$5.95

As of December 31, 2020, there was approximately $1.4 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.1 years.

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

There were no PRSUs granted during the nine months ended December 31, 2020. During the nine months ended December 31, 2019, the Company granted 30,139 PRSUs with a three-year performance measurement period and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the nine months ended December 31, 2019 was $8.90. Based on the Company’s assessment as of December 31, 2020, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during the nine months ended December 31, 2020. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase Common Stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the amendment, 7,000 shares of the Company’s Common Stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s Common Stock available increased by 50,000 shares which reserved for issuance a total of 57,000 shares of common stock. Under the ESPP, shares of the Company’s Common Stock are issued upon exercise of the purchase rights. The ESPP terminated as of December 31, 2020. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question.

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

9.  Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-market offerings

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the nine months ended December 31, 2020, the Company issued 782,448 shares of the Company’s Common Stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s Common Stock were approximately $1.4 million after deducting commissions paid of approximately $51,000. On July 15, 2020, the Company entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of the Company’s Common Stock that the Company may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program to an amount equal to the lesser of such number of shares of the Company’s Common Stock that (a) equals the number or dollar amount of shares of Common Stock registered on the registration statement pursuant to which an offering under the ATM Program is being made, (b) equals the number of authorized but unissued shares of Common Stock (less the number of shares of Common Stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock), (c) equals the number or dollar amount of shares of Common Stock authorized by the Board, or (d) would cause the Company or an offering under the ATM Program to not satisfy the eligibility and transaction requirements for use of Form S-3, including, if applicable, general instruction I.B.6 of Registration Statement on Form S-3. On October 8, 2020, the Company filed a prospectus supplement with the SEC increasing the amount of Common Stock available for issuance under the ATM Program to an amount of Common Stock having an aggregate offering price of up to $18.9 million. As of December 31, 2020, approximately $18.9 million remained available for issuance with respect to this ATM Program.

Warrants

Series A Warrants

As of December 31, 2020, there were 271,875 Series A warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of Common Stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of Common Stock, and have an expiration date of April 22, 2021. As of December 31, 2020, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.15 per share of Common Stock.

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. The Company’s Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As a result, the Company issued an additional 8,542 warrants and recorded a deemed dividend amounting to $15,000 during the nine months ended December 31, 2020 in the Company’s condensed consolidated statements of operations. As of December 31, 2020, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

On June 16, 2020, the Company entered into an Amendment No. 2 to the Purchase Warrant for Common Shares (“Amendment No. 2”) with the Warrant Holder to increase the number of Warrant Shares (as defined therein) issuable under the Warrant and to decrease the exercise price from $3.80 per share to $2.61 per share (the “Per Share Warrant Exercise Price”). The Company would receive aggregate gross proceeds of $1,186,313 if the outstanding Warrant is exercised at the new Per Share Warrant Exercise Price.

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

Goldman “2020 Warrant”

On October 1, 2020, the Company entered into an Amendment No. 3 to the Purchase Warrant for Common Shares (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends that certain Purchase Warrant for Common Shares originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). Amendment No. 3 amends the Original Warrant to amend Section 2.1, Section 2.2(c) and Section 18.1 of the Warrant to, among other things, make certain changes necessitated by the issuance of a second Warrant (the “2020 Warrant”) to the Warrant Holder pursuant to the Company’s entry into the Amended & Restated (“A&R”) Note Purchase Agreement (See Note 11 – Term Note Payable).

On October 1, 2020, and pursuant to the Company’s entry into the A&R Note Purchase Agreement, the Company sold to the Warrant Holder the 2020 Warrant to purchase up to 291,295 shares (the “2020 Warrant Shares”) of the Company’s Common Stock. The 2020 Warrant was sold to the Warrant Holder at a purchase price of $10,000, in a private placement exempt from registration under the Securities Act. The 2020 Warrant may be exercised by the Warrant Holder at any time after October 1, 2020 at an exercise price equal to $4.76 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $0.8 million, and has been classified as an equity instrument in additional paid in capital in our consolidated balance sheets.  The value of the Warrant was determined using the Black-Scholes Option Pricing model using the following assumptions:

Nine Months Ended
December 31, 2020
Risk-free interest rate	0.2%
Contractual term	3 years
Expected volatility	81.0%

September 2019 Pre-Funded and Series D Warrants

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. As of December 31, 2020, no warrants have been exercised.

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

Due to the COVID-19 pandemic, the IndyCar Series was delayed and did not begin until June 2020. In September 2020, the Company re-negotiated the contract whereby $0.2 million of cash was moved to the next racing season as a pre-paid marketing credit. Cash paid under the Sponsorship Agreement was $0.4 million as of December 31, 2020 and 229,886 shares of the Company’s Common Stock were issued as of February 10, 2020. Both the cash and the value of the unregistered shares of Common Stock have been recorded as a prepaid marketing cost and are included in prepaid expenses and other current assets and Stockholder’s Equity in the Condensed Consolidated Balance Sheets as of December 31, 2020. The prepaid marketing cost will be amortized in proportion to each race of the racing season and as such $0.2 million and $1.1 million was amortized as selling, general and administrative expense in the condensed consolidated statements of operations during the three and nine months ended December 31, 2020, respectively.

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of December 31, 2020 includes both the Three-Year Term Note and the SBA Paycheck Protection Program (“PPP”) Loan as discussed in Note 11 – Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	December 31, 2020		March 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,906	$51,000	$27,963	$30,000
PPP loan	1,950	1,950	—	—
Total	$52,856	$52,950	$27,963	$30,000

11. Term Note Payable

Three-Year Term Note

On February 4, 2019, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”). Under the Note Purchase Agreement, the Company sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), bearing interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity.

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

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, the Collateral Agent and the other parties party thereto. Under the A&R Note Purchase Agreement, the Company issued $20 million in additional Notes. The Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The entire principal amount of the Notes is due and payable on October 1, 2023. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of December 31, 2020, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles.

The A&R Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances (including equity issuances that would cause an ownership change within the meaning of Section 382 of the Internal Revenue Code), and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good condition, maintain insurance and comply with applicable laws. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending December 31, 2020. Additionally, the Company shall not permit the Company’s minimum consolidated liquidity, which consists of its cash and cash equivalents, to be less than $9.0 million. Furthermore, the covenants require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 6.25 MW by the 9-month anniversary of the Closing Date, and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date.

As of December 31, 2020, the Company was in compliance with the covenants contained in the A&R Note Purchase Agreement.

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $9,000 and $0.6 million for the three and nine months ended December 31, 2020, respectively, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the Notes payable during the three months ended December 31, 2020 and 2019 was $1.3 million and includes $9,000 and $0.3 million in amortization of debt issuance costs, respectively. Interest expense related to the Notes payable during the nine months ended December 31, 2020 and 2019 was $3.9 million and includes $0.6 million and $0.9 million in amortization of debt issuance costs, respectively.

Loss on extinguishment of debt   The Company determined the A&R Note Purchase Agreement should be  accounted for as an extinguishment of debt rather than a modification of debt in accordance with ASC 470. Accordingly, the Company recognized a loss on extinguishment of debt of approximately $4.3 million during the three and nine months ended December 31, 2020. The loss on extinguishment of debt comprised of the write-off of approximately $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million.

SBA Paycheck Protection Program Loan

On April 15, 2020, the Company submitted an application to its banking partner Western Alliance Bank, an Arizona corporation (“Western Alliance”) under the Small Business Administration (the “SBA”) Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Western Alliance entered into a note on April 24, 2020 with the Company and agreed to make available to the Company a loan in the amount of $2,610,200 (the “PPP Loan”). The Company received the full amount of the PPP Loan on April 24, 2020 (the “Initial Disbursement Date) and has used the proceeds to support fixed costs such as payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. On May 13, 2020, the Company repaid $660,200 of the PPP Loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. As of December 31, 2020, approximately $1.9 million in borrowings were outstanding under the PPP Loan.

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

In January 2021, the Company applied for forgiveness on its PPP Loan. The Company will account for forgiveness on the PPP Loan in accordance with ASC 470 and record a gain on extinguishment of debt on its condensed consolidated financial statements and related footnote disclosures, provided the forgiveness is approved by the SBA.

12. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in accrued warranty reserve during the nine months ended December 31, 2020 are as follows (in thousands):

Balance, beginning of the period	$1,934
Standard warranty provision	535
Deductions for warranty claims	(946)
Balance, end of the period	$1,523

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

The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where systems and services are sold, price lists, its go-to-market strategy, historical sales and contract prices. The determination of SSP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-

to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2020
Microturbine Products	$12,224	$25,397
Accessories and Parts	3,150	8,257
Total Product, Accessories and Parts	15,374	33,654
Service	5,302	16,120
Total Revenue	$20,676	$49,774

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2020
United States	$9,640	$23,237
Mexico	1,091	3,017
All other North America	80	180
Total North America	10,811	26,434
Russia	627	2,725
All other Europe	3,779	10,780
Total Europe	4,406	13,505
Asia	1,240	3,455
Australia	1,094	2,319
All other	3,125	4,061
Total Revenue	$20,676	$49,774

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

As of December 31, 2020, the balance of deferred revenue was approximately $5.9 million compared to $8.8 million as of March 31, 2020. The decrease in the balance of deferred revenue of $2.9 million during the nine months ended December 31, 2020 was comprised of decreases in deferred revenue attributable to the Distributor Support System

(“DSS program”) of $1.8 million, deposits of $0.6 million and FPP contracts of $0.5 million. Changes in deferred revenue during the nine months ended December 31, 2020 are as follows (in thousands):

FPP Balance, beginning of the period	$5,342
FPP Billings	12,528
FPP Revenue recognized	(13,006)
Balance attributed to FPP contracts	4,864
Deposits	1,067
Deferred revenue balance, end of the period	$5,931

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

As of December 31, 2020, approximately $4.9 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $4.1 million of these remaining performance obligations over the next 12 months and the balance of $0.8 million will be recognized thereafter.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. The majority of the Company’s revenues resulted from sales of inventoried systems with short periods of manufacture and delivery and thus are excluded from this disclosure.

As of December 31, 2020, the FPP backlog was approximately $78.5 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2041.

Practical Expedients

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the accompanying consolidated statements of operations.

14. Other Assets

The Company is a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. In 2013, the Company reached its repayment threshold level and the fixed rate royalty was reduced by 50%. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”), and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market.

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

	December 31,	March 31,
	2020	2020
Other current assets	$124	$124
Other assets	2,613	2,672
Royalty-related assets	$2,737	$2,796

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2020, the Company had firm commitments to purchase inventories of approximately $31.1 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

State Derivative Lawsuits — California

On February 18, 2016, a purported shareholder derivative action was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors under the following caption:  Stesiak v. Jamison, et al., No. BC610782. The lawsuit alleged that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and its financial condition. The complaint also alleged that the defendants failed to timely adjust its account receivables and backlog to reflect BPC’s inability to pay the Company. The complaint asserted causes of action for breach of fiduciary duty and unjust enrichment. It demanded damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties and unjust enrichment, that the Company institute corporate governance reforms, and disgorgement from the individual defendants. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018, the Court entered that proposed order.

On June 8, 2016, a purported shareholder derivative action entitled Velma Kilpatrick v. Simon, et al., No. BC623167, was filed in Los Angeles Superior Court in the State of California against the Company and certain of its current and former officers and directors. The complaint alleged that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition. The complaint also alleged that the defendants failed to timely adjust our account receivables and backlog to reflect BPC’s inability to pay us. The complaint asserted causes of action for breach of fiduciary duty. It demanded damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and that the Company institute corporate governance reforms. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 20, 2018 the Court entered that proposed order.

The parties in both of the above state derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action. The parties fully executed a stipulation of settlement on July 14, 2020. A motion for preliminary approval of the settlement was filed in the United Stated District Court for the Central District of California on July 27, 2020. On August 28, 2020 the Court granted preliminary approval of the settlement. On October 30, 2020, the Court held a hearing on plaintiffs’ motion for final approval of the settlement and plaintiffs’ requested fee and expense amount. The Court subsequently issued an order granting final approval of the settlement and plaintiffs’ requested fee and expense amount and entered final judgment.  Pursuant to that order, the state derivative lawsuits were dismissed with prejudice. The Company has not recorded any liability as of December 31, 2020 as its insurance carrier funded the amounts owed under the settlement.

Federal Derivative Lawsuits

On March 7, 2016, a purported shareholder derivative action was filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors under the following caption:  Haber v. Jamison, et al., No. CV16-01569-DMG (RAOx). The lawsuit alleged that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and the Company’s financial condition. The complaint asserted a cause of action for breach of fiduciary duty. It demanded damages for the amount of damage sustained by the Company as a result of the individual defendants’ alleged breach of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms.

On July 12, 2016 and July 18, 2016, respectively, two additional purported shareholder derivative actions were filed in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors, under the caption Tuttle v. Atkinson, et al., No. CV16-05127, and Boll v. Jamison, et al., No. CV16-5282, respectively. The lawsuits alleged that certain of the Company’s current and former officers and directors knew or should have known that BPC would be unable to fulfill its obligations to the Company, but allowed the Company to make false and misleading statements regarding BPC and its financial condition. The Tuttle complaint asserted causes of action for breach of fiduciary duty, gross mismanagement, and unjust enrichment, and the Boll complaint asserted causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Both complaints demanded damages sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, and equitable relief, including that the Company institute appropriate corporate governance reforms. On March 9, 2018, following the Court’s order denying defendants’ motion to dismiss in the federal securities class action, the parties filed a stipulation and proposed order seeking to stay this action until the close of fact discovery in the federal securities class action. On March 13, 2018, the Court granted the parties’ stipulation.

The parties in the above federal derivative lawsuits participated in a mediation held on September 24, 2018. On May 6, 2019, the parties reached an agreement in principle regarding corporate governance reforms to be implemented in settlement of the action. The parties fully executed a stipulation of settlement on July 14, 2020. A motion for preliminary approval of the settlement was filed in the United States District Court for the Central District of California on July 27, 2020. On August 28, 2020, the Court granted preliminary approval of the settlement. On October 30, 2020, the Court held a hearing on plaintiffs’ motion for final approval of the settlement and plaintiffs’ requested fee and expense amount. The Court subsequently issued an order granting final approval of the settlement and plaintiffs’ requested fee and expense amount and entered final judgment. Pursuant to that order, the federal derivative lawsuits were dismissed with prejudice. The Company has not recorded any liability as of December 31, 2020 as its insurance funded the amounts owed under the settlement of both the State and Federal Derivative actions.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating lease cost	$263	$268	$799	$1,264

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	December 31, 2020	March 31, 2020
Operating lease right-of-use assets	$4,830	$5,118
Total operating lease right-of-use assets	$4,830	$5,118

Operating lease liability, current	$463	$443
Operating lease liability, non-current	4,588	4,941
Total operating lease liabilities	$5,051	$5,384

Weighted average remaining lease life	6.75 years	7.41 years

Weighted average discount rate	13.00%	13.00%

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$843	$1,326

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2021 (remainder of fiscal year)	$273
2022	1,099
2023	1,125
2024	1,153
2025	1,077
Thereafter	3,002
Total lease payments	$7,729
Less: imputed interest	(2,678)
Present value of operating lease liabilities	$5,051

17. Net Loss Per Common Share

Basic loss per share of Common Stock is computed using the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share is computed without consideration to potentially dilutive instruments because the Company incurred losses in the three months ended December 31, 2020 and 2019 which would make these instruments anti-dilutive. As of December 31, 2020 and 2019, the number of anti-dilutive stock options and restricted stock units excluded from diluted net loss per common share computations was approximately 0.4 million and 0.3 million, respectively. As of December 31, 2020 and 2019, the number of PRSUs subject to performance conditions which have not been satisfied have been excluded from diluted net loss per common share computations was approximately 40,000 and 30,000, respectively. As of December 31, 2020 and 2019, the number of warrants excluded from diluted net loss per common share computations was approximately 1.8 million and 1.5 million, respectively.

18.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of December 31, 2020, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

In March 2020, we began to monitor the global effects of COVID-19, the worldwide spread of which led the World Health Organization to characterize it as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to us, stay-at-home orders were imposed in the state of California on March 20, 2020.

On March 23, 2020 we enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, we furloughed 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. Our Leadership Team volunteered to take a 25% temporary salary cut as well as the fiscal 2020 Executive Bonus in equity in lieu of cash if earned. In addition, 25 other top company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1, 2020, most with the 15% voluntary salary cuts, with others scheduled to return in a staggered manner through to the end of September. Additionally, in March 2020, the Board voted to take a temporary 25% reduction in base cash retainer in support of our Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, we eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, we had a limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020, for shipment during this period of suspended production. On September 28, 2020 salaries were returned to 100% and remaining furloughed employees returned to work. Our vendor supply chain has been impacted by the pandemic, however it continues to be operational as of the date hereof. We are closely monitoring new strains of the outbreak and any potential impacts on our customers and suppliers.

Our goals for Fiscal 2021 are to improve cash flow, working capital, and our balance sheet; grow revenue through accelerating global product sales; diversify into additional market verticals and geographies; increase aftermarket sales absorption; and continue to grow our rental fleet. During the third quarter of Fiscal 2021 our net loss was $7.6 million and our basic and diluted net loss per share was $0.69 compared to $4.9 million and $0.59, respectively, in the same period of the previous year. The increase in the net loss during the three months ended December 31, 2020 compared to the same period the previous year was primarily due to loss on extinguishment of debt of $4.3 million. On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), and issued $20.0 million in additional Notes. See Note 11 – Term Note Payable, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for discussion with respect to this A&R Note Purchase Agreement.

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

An overview of our direction, targets and key initiatives are as follows:

1.	Focus on Vertical Markets Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our product shipments by vertical markets:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Energy efficiency	67%	54%	65%	54%
Natural resources	24%	22%	22%	31%
Renewable energy	8%	24%	12%	15%
Critical Power Supply	—	—	—	—
Microgrid	1%	—	1%	—
Transportation	—	—	—	—

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

Backlog

Net product orders were approximately $7.9 million and negative $6.2 million for the three months ended December 31, 2020 and 2019, respectively. Ending backlog was approximately $31.3 million at December 31, 2020 compared to $45.6 million at December 31, 2019. The gross book-to-bill ratio was 0.9:1 and 1.2:1 for the three months ended December 31, 2020 and 2019, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

2.	Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors who resell our products to end users. We have a total of 65 distributors, OEMs and national accounts. In the United States and Canada, we currently have 11 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 54 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

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

Our FPP backlog as of December 31, 2020 was approximately $78.5 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2041. Our FPP backlog as of December 31, 2019 was approximately $83.7 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2034. Additionally, we offer new and remanufactured parts through our global distribution network.

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

Reverse Stock Split  At the annual meeting of stockholders of the Company held on August 29, 2019, the Company’s stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation (the “Amendment”) to effect a reverse stock split of our Common Stock at a ratio in the range of one-for-five (1:5) to one-for-ten (1:10). Pursuant to such authority granted by the stockholders, the Company’s board of directors approved a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the Common Stock and the filing of the Amendment. The Certificate of Amendment was filed with the Secretary of State of Delaware, effective on October 21, 2019 and the Reverse Stock Split became effective as of that date. Accordingly, all references to numbers of shares of common stock, including the number of shares of common stock on an as-if-converted basis, per-share data and share prices and exercise prices in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Results of Operations

Three Months Ended December 31, 2020 and 2019

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended December 31,
	2020	2019
	Revenue	Revenue
United States and Canada	$9.7	$7.1
Europe and Russia	4.4	5.2
Latin America	3.7	1.9
Asia and Australia	2.4	3.0
Middle East and Africa	0.5	0.2
Total	$20.7	$17.4

Revenue  Revenue for the three months ended December 31, 2020 increased $3.3 million, or 19%, to $20.7 million from $17.4 million for the three months ended December 31, 2019. The change in revenue for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 included increases in revenue of $2.6 million from the United States and Canadian markets, $1.8 million from the Latin American markets and $0.3 million from the Middle East and African markets. These overall increases in revenue were offset by decreases in revenue of $0.8 million from the Europe and Russian markets and $0.6 million from the Asian and Australian markets. The increases in revenue in the United States and Canadian markets and Latin American markets was primarily because of increases in product shipments into the energy efficiency and natural resources vertical markets compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2020			2019
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$12.2	13.1	62	$7.9	8.1	50

Accessories and Parts	3.2			4.1
Service	5.3			5.4
Total Accessories, Parts and Service	8.5			9.5
Total	$20.7			$17.4

For the three months ended December 31, 2020, revenue from microturbine products increased $4.3 million, or 54%, to $12.2 million from $7.9 million for the three months ended December 31, 2019. The increase in revenue was primarily because of an increase in product volume and a strengthening of the United States and Canadian markets compared to the same period last year. Megawatts shipped were 13.1 megawatts and 8.1 megawatts during the three months ended December 31, 2020 and 2019, respectively. Average revenue per megawatt shipped was approximately $0.9 million and $1.0 million during the three months ended December 31, 2020 and 2019, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

For the three months ended December 31, 2020, revenue from our accessories and parts decreased $0.9 million, or 22%, to $3.2 million from $4.1 million for the three months ended December 31, 2019. The decrease in revenue from accessories and parts was primarily a result of lower parts revenue due to COVID-19 shutdowns and movement restrictions in all of our global markets.

Service revenue for the three months ended December 31, 2020 decreased $0.1 million, or 2%, to $5.3 million from $5.4 million for the three months ended December 31, 2019. The decrease in service revenue was due to decreases in revenue from our DSS program and lower rental revenue, partially offset by an increase in revenue attributable to FPP contracts. Effective January 1, 2018 we launched our DSS program to provide additional support for distributor business development, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. This new program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities.

Cal Microturbine, one of the Company’s domestic distributors and Supernova Energy Services, one of the Company’s Latin American distributors, accounted for 24% and 12% of revenue for the three months ended December 31, 2020, respectively. Optimal Group Australia Pty Ltd, one of the Company’s Australian distributors, accounted for 11% of revenue for the three months ended December 31, 2019.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was $3.5 million, or 17% of revenue, for the three months ended December 31, 2020 compared to a gross margin of $2.6 million, or 15% of revenue, for the three months ended December 31, 2019. The increase in gross margin of $0.9 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily because of a $0.9 million increase in our direct material costs margin and a decrease in production and service center labor and overhead expense of $0.4 million, partially offset by an increase of $0.4 million in warranty expense. Management continues to implement initiatives to improve gross margin in Fiscal 2021 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, increased $0.9 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily because of higher product margin due to higher volume.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.4 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 reflects warranty accommodations and timing of warranty claims in the current period.

Production and service center labor and overhead expense decreased $0.4 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily because of decreases of approximately $0.2 million in labor costs from our COVID-19 Business Continuity Plan actions, $0.2 million in facilities costs and $0.1 million in consulting expense, partially offset by $0.1 million in overhead allocated to finished goods inventory.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended December 31,
	2020	2019
Gross Margin
Product	$0.2	$(0.5)
As a percentage of product revenue	1%	(7)%

Accessories, parts and service	$3.3	$3.1
As a percentage of accessories, parts and service revenue	41%	28%

Total Gross Margin	$3.5	$2.6
As a percentage of total revenue	17%	15%

The increase in product gross margin during the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily because of an increase in volume of product shipments due to the subsiding impact from the COVID-19 pandemic. Accessories, parts and service gross margin increased $0.2 million during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to lower FPP costs as our reliability improves as we work through the part defect from a supplier first identified during the first quarter of Fiscal 2019.

Research and Development (“R&D”) Expenses R&D expenses for the three months ended December 31, 2020 decreased $0.3 million, or 30%, to $0.7 million from $1.0 million for the three months ended December 31, 2019 as a result of lower costs from actions taken in our COVID-19 Business Continuity Plan.

Selling, General, and Administrative (“SG&A”) Expenses  SG&A expenses for the three months ended December 31, 2020 decreased $0.5 million, or 9%, to $4.8 million from $5.3 million for the three months ended December 31, 2019 primarily as a result of lower costs from actions taken in our COVID-19 Business Plan. The net decrease in SG&A expenses comprised of a $0.3 million in business travel expense, $0.3 million in utilities and maintenance, $0.1 million in consulting expense, and an increase of approximately $0.2 million in bad debt recovery compared to the same period last year. These decreases were offset by an increase of $0.4 million in legal expense.

Interest Expense  Interest expense for the three months ended December 31, 2020 and 2019 was $1.2 million and $1.3 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Loss on Extinguishment of Debt   The Company recognized a loss on extinguishment of debt of approximately $4.3 million during the three months ended December 31, 2020. The loss on extinguishment of debt comprised of the write-off of $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender, and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million.

Nine months ended December 31, 2020 and 2019

The following table summarizes our revenue by geographic markets (amounts in millions):

	Nine Months Ended December 31,
	2020	2019
	Revenue	Revenue
United States and Canada	$23.4	$25.3
Europe and Russia	13.5	14.6
Latin America	6.1	7.9
Asia and Australia	5.8	7.6
Middle East and Africa	1.0	2.0
Total	$49.8	$57.4

Revenue  Revenue for the nine months ended December 31, 2020 decreased $7.6 million, or 13%, to $49.8 million from $57.4 million for the nine months ended December 31, 2019. The change in revenue for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 included decreases in revenue of $1.9 million from the United States and Canadian markets, $1.8 million from the Latin American markets, $1.8 million from the Asia and Australian markets, $1.1 million from the European and Russian markets and $1.0 million from the Middle East and African markets. The decrease in revenue in all geographic markets was primarily because of a decrease in product volume due to the COVID-19 pandemic, which affected the timing of customer demand for our products, as well as weakness in the oil and gas market as a result of a decline in oil prices.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2020			2019
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$25.4	25.7	171	$30.0	29.8	179

Accessories and Parts	8.3			12.1
Service	16.1			15.3
Total Accessories, Parts and Service	24.4			27.4
Total	$49.8			$57.4

For the nine months ended December 31, 2020, revenue from microturbine products decreased $4.6 million, or 15%, to $25.4 million from $30.0 million for the nine months ended December 31, 2019. The decrease in revenue and megawatts shipped was primarily because of a decrease in volume, which was primarily due to the COVID-19 pandemic, which has affected the timing of customer demand for our products globally, as well as weakness in the oil and gas market as a result of a decline in oil prices. Megawatts shipped during the nine months ended December 31, 2020 decreased 4.1 megawatts, or 14%, to 25.7 megawatts from 29.8 megawatts during the nine months ended December 31, 2019. Average revenue per megawatt shipped was approximately $1.0 million during the nine months ended December 31, 2020 and 2019.

For the nine months ended December 31, 2020, revenue from our accessories and parts decreased $3.8 million, or 31%, to $8.3 million from $12.1 million for the nine months ended December 31, 2019. The decrease in revenue from accessories and parts was primarily as a result of the COVID-19 shutdowns and movement restrictions in all of our global markets.

Service revenue for the nine months ended December 31, 2020 increased $0.8 million, or 5%, to $16.1 million from $15.3 million for the nine months ended December 31, 2019. The increase in service revenue was due to increases in revenue from our FPP contracts and other service revenue, partially offset by lower rental revenue.

Cal Microturbine accounted for 16% of revenue for the nine months ended December 31, 2020. Sales to E-Finity accounted for 12% of revenue for the nine months ended December 31, 2019.

Gross Margin  The gross margin was approximately $9.4 million, or 19% of revenue, for the nine months ended December 31, 2020 compared to a gross margin of $8.6 million, or 15% of revenue, for the nine months ended December 31, 2019. Decreases in direct material costs margin were offset by lower production and service labor and overhead expense, and inventory charges. Management continues to implement initiatives to improve gross margin in Fiscal 2021 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Direct material costs margin decreased $1.4 million during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 due to a decrease in product margin from lower volume, partially offset by higher service margin.

Production and service center labor and overhead expense decreased $1.9 million during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 primarily because of decreases of approximately $1.2 million in labor costs from our COVID-19 Business Continuity Plan actions, $0.9 million in facilities costs, $0.3 million in supplies expense and $0.1 million in consulting expense, partially offset by $0.6 million in overhead allocated to finished goods inventory.

Warranty expense increased $0.1 million during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019.

Inventory charges decreased $0.4 million during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 primarily as a result of a decrease in reserve for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Nine Months Ended December 31,
	2020	2019
Gross Margin
Product	$(0.3)	$(0.1)
As a percentage of product revenue	(1)%	0%

Accessories, parts and service	$9.7	$8.7
As a percentage of accessories, parts and service revenue	37%	31%

Total Gross Margin	$9.4	$8.6
As a percentage of total revenue	19%	15%

Product gross margin decreased $0.2 million during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, primarily due to a decrease in volume of product shipments due to the COVID-19 pandemic, which has affected the timing of customer demand for our products, as well as a decrease in volume of product shipments due to weakness in the oil and gas market from decline in oil prices compared to the same period last year. Accessories, parts and service gross margin increased during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 primarily due to lower FPP costs as our reliability improves as we work through the part defect from a supplier first identified during the first quarter for Fiscal 2019. Gross margin also increased because of lower production and service labor and overhead expenses from our COVID-19 Business Continuity Plan.

R&D Expenses  R&D expenses for the nine months ended December 31, 2020 decreased $1.1 million, or 39%, to $1.7 million from $2.8 million for the nine months ended December 31, 2019 as a result of lower costs from our COVID-19 Business Continuity Plan.

SG&A Expenses  SG&A expenses for the nine months ended December 31, 2020 decreased $3.8 million, or 22%, to $13.2 million from $17.0 million for the nine months ended December 31, 2019. The net decrease in SG&A expenses was primarily due to cost savings from our COVID-19 Business Continuity Plan which comprised of decreases of approximately $2.0 million in labor costs and $1.0 million in travel and entertainment expense, additionally there was a $0.8 million decrease in facilities costs driven by our consolidation of facilities.

Interest Expense  Interest expense for the nine months ended December 31, 2020 and 2019 was $3.8 million and $3.9 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Loss on Extinguishment of Debt   The Company recognized a loss on extinguishment of debt of approximately $4.3 million during the three months ended December 31, 2020. The loss on extinguishment of debt comprised of the write-off of approximately $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender, and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our plan. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. Our cash and cash equivalents balances increased $16.9 million during the nine months ended December 31, 2020, compared to a decrease of $13.0 million during the nine months ended December 31, 2019. This improvement during the nine months ended December 31, 2020 compared to the same period last year was primarily the result of cash received from the issuance of $20.0 million in additional senior secured notes under the A&R Note Purchase Agreement with Goldman Sachs entered into during the third quarter of Fiscal 2021 and cash received from the PPP Loan entered into in the first quarter of Fiscal 2021.

On October 1, 2020, we entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”) with respect to our existing $30.0 million in outstanding Notes (as defined below) issued to

Goldman Sachs Specialty Lending Group, L.P. The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, the Collateral Agent and the other parties party thereto. Under the A&R Note Purchase Agreement, we issued $20.0 million in additional senior secured notes. We received $20.0 million less $1.0 million facility fee paid to the lender. As a result, as of December 31, 2020, $51.0 million in borrowing were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment.

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

Operating Activities During the nine months ended December 31, 2020, we used $3.4 million in cash in our operating activities, which consisted of a net loss for the period of $13.6 million, partially offset by cash provided from working capital of $2.9 million and non-cash adjustments (primarily loss on extinguishment of debt, warranty provision, accounts receivable allowance, depreciation and amortization, stock based compensation and inventory provision) of $7.4 million. During the nine months ended December 31, 2019, we used $15.7 million in cash in our operating activities, which consisted of a net loss for the period of $14.9 million and cash used for working capital of $5.2 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $4.4 million. The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended
	December 31,
	2020	2019
Net loss	$(13,630)	$(14,948)
Non-cash operating activities(1)	7,379	4,379
Changes in operating assets and liabilities:
Accounts receivable	(2,612)	(3,522)
Inventories	9,402	(827)
Accounts payable and accrued expenses	(774)	1,956
Prepaid expenses, other current assets and other assets	898	591
Other changes in operating assets and liabilities	(4,029)	(3,349)
Net cash used in operating activities	$(3,366)	$(15,720)

(1)	Represents change in loss on extinguishment of debt, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the nine months ended December 31, 2020 compared to the same period the previous year was primarily driven by the loss on extinguishment of debt accounting resulting from entering into the A&R Note Purchase Agreement with Goldman Sachs during the third quarter of Fiscal 2021. The change in accounts receivable was primarily the result of the timing of collections. The change in inventory was primarily the result of a decrease in both raw materials and finished goods during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, as we continued to manage inventory alongside the decreases in revenue as a result of the COVID-19 pandemic. The change in accounts payable and accrued expenses was primarily the result of timing of payments made by us during the nine months ended December 31, 2020 compared to the same period the previous fiscal year. The change in other operating assets and liabilities during the nine months ended December 31, 2020 compared to the same period the previous fiscal year, was primarily the result of changes in customer deposits.

Investing Activities During the nine months ended December 31, 2020, we used cash of $1.3 million in investing activities compared to $3.9 million during the nine months ended December 31, 2019. The decrease relates to the amount of deployed rental units during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2020. During the nine months ended December 31, 2019, we deployed approximately $2.7 million of our C1000 Signature Series systems under our factory rental program, compared to $0.8 million during the nine months ended December 31, 2020.

Financing Activities During the nine months ended December 31, 2020, we generated cash of approximately $21.5 million from financing activities compared to cash generated during the nine months ended December 31, 2019 of approximately $6.6 million. The funds generated from financing activities during the nine months ended December 31, 2020 were primarily the result of net proceeds from our A&R Note Purchase Agreement with Goldman Sachs, net borrowings under the PPP Loan, as well as proceeds from the at-the-market offering program described below. The funds generated from financing activities during the nine months ended December 31, 2019 were primarily the result of proceeds from the September 2019 registered direct offering and proceeds from the at-the-market offering program described below, offset by repayment of notes payable and capital lease obligations.

At-the-market offerings

On June 7, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During the nine months ended December 31, 2020, we issued approximately 0.8 million shares of our Common Stock under the ATM program and the net proceeds to us from the sale of our Common Stock were approximately $1.4 million after deducting commissions paid of approximately $51,000. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modifies the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program to an amount equal to the lesser of such number of shares of our Common Stock that (a) equals the number or dollar amount of shares of Common Stock registered on the registration statement pursuant to which an offering under the ATM Program is being made, (b) equals the number of authorized but unissued shares of Common Stock (less the number of shares of Common Stock issuable upon exercise, conversion or exchange of any our outstanding securities or otherwise reserved from our authorized capital stock), (c) equals the number or dollar amount of shares of Common Stock authorized by our board of directors, or (d) would cause us or an offering under the ATM Program to not satisfy the eligibility and transaction requirements for use of Form S-3, including, if applicable, general instruction I.B.6 of Registration Statement on Form S-3. On October 8, 2020, we filed a prospectus supplement with the SEC increasing the amount of Common Stock available for issuance under the ATM Program to an amount of Common Stock having an aggregate offering price of up to $18.9 million. As of December 31, 2020, approximately $18.9 million remained available for issuance with respect to this ATM Program. Since January 1, 2021 through the date of this report, we issued approximately 1.2 million shares of our Common Stock under the ATM program and the net proceeds to us from the sale of our Common Stock were approximately $14.5 million after deducting commissions paid of approximately $0.5 million.

Warrants

Series A Warrants

As of December 31, 2020, there were 271,875 Series A warrants outstanding. Of the total Series A warrants outstanding, 217,875 Series A warrants were issued with an exercise price of $25.50 per share of Common Stock, and have an expiration date of October 25, 2021, and 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of Common Stock, and have an expiration date of April 22, 2021. As of December 31, 2020, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.15 per share of Common Stock.

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million upon issuance, and has been classified as an equity instrument in additional paid in capital in our condensed consolidated balance sheets. Our Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding, resulting in an additional 8,542 warrants issued, which were treated as a deemed dividend in the amount of $15,000 and recorded in the Company’s condensed consolidated statements of operations. As of December 31, 2020, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

On June 16, 2020, we entered into an Amendment No. 2 to the Purchase Warrant for Common Shares (“Amendment No. 2”) with the Warrant Holder to increase the number of Warrant Shares (as defined therein) issuable under the Warrant and to decrease the exercise price from $3.80 per share to $2.61 per share (the “Per Share Warrant Exercise Price”). The Company would receive aggregate gross proceeds of approximately $1,186,313 if the outstanding Warrant is exercised at the new Per Share Warrant Exercise Price.

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

Goldman “2020 Warrant”

On October 1, 2020, the Company entered into an Amendment No. 3 to the Purchase Warrant for Common Shares (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends that certain Purchase Warrant for Common Shares originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). Amendment No. 3 amends the Original Warrant to amend Section 2.1, Section 2.2(c) and Section 18.1 of the Warrant to, among other things, make certain changes necessitated by the issuance of a second Warrant (the “2020 Warrant”) to the Warrant Holder pursuant to the Company’s entry into the Amended & Restated (“A&R”) Note Purchase Agreement. See Note 11 – Term Note Payable, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for discussion with respect to this A&R Note Purchase agreement.

On October 1, 2020, and pursuant to the Company’s entry into the A&R Note Purchase Agreement, the Company sold to the Warrant Holder the 2020 Warrant to purchase up to 291,295 shares (the “2020 Warrant Shares”) of the Company’s Common Stock. The 2020 Warrant was sold to the Warrant Holder at a purchase price of $10,000, in a private placement exempt from registration under the Securities Act. The 2020 Warrant may be exercised by the Warrant Holder at any time after October 1, 2020 at an exercise price equal to $4.76 and will expire on February 4, 2024.

September 2019 Pre-Funded and Series D Warrants

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. Since January 1, 2021 through the date of this report, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of common stock.

There were no stock options exercised during the nine months ended December 31, 2020 and 2019. Repurchases of shares of our Common Stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $43,000 and $44,000 of net cash used during the nine months ended December 31, 2020 and 2019, respectively.

Three-year Term Note  On February 4, 2019, we entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), which bear interest at a rate of 13.0% per annum, computed on the basis of a 360-day year composed of twelve 30-day months, and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity. The first interest payment on the Notes was on March 31, 2019. The entire principal amount of the Notes is due and payable on February 4, 2022. As discussed above, on October 1, 2020 we increased the amount of borrowing under the Notes by $20.0 million to $50.0 million. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of December 31, 2020, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Under the Notes we are not permitted to allow our cash and cash equivalents to be less than $9.0 million. As of December 31, 2020, we were in compliance with the covenants contained in the A&R Note Purchase Agreement.

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

As discussed above, on October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), and issued $20 million in additional Notes. See Note 11 – Term Note Payable, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for discussion with respect to this A&R Note Purchase Agreement.

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

In January 2021, management applied for forgiveness on the PPP Loan. Management will account for forgiveness on the PPP Loan in accordance with ASC 470 and record a gain on extinguishment of debt on its condensed consolidated financial statements and related footnote disclosures, provided forgiveness be approved by the SBA

Working Capital and Other Operating Assets and Liabilities Cash provided for working capital was $2.9 million during the nine months ended December 31, 2020, an improvement of $8.1 million from the cash used for working capital of $5.2 million during the nine months ended December 31, 2019. These decreases in cash used for working capital and other operating assets and liabilities were primarily due to reductions in inventory and accounts receivable, partially offset by an increase in accounts payable payments and changes in customer deposits.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the condensed consolidated financial statements for the nine months ended December 31, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its third quarter of Fiscal 2021 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $13.6 million and used cash in operating activities of approximately $3.4 million for the nine months ended December 31, 2020. The Company’s working capital requirements during the nine months ended December 31, 2020 were in-line with management’s expectations, which included reductions in accounts receivable, inventory, and accounts payable primarily due to the Company managing to lower revenue levels. The Company’s net loss improved during the nine months ended December 31, 2020 compared to the same period the previous year primarily because of lower overhead and operating expenses from our COVID-19 Business Continuity Plan. As of December 31, 2020, we had cash and cash equivalents of $32.0 million, and outstanding debt of $52.9 million at fair value.

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

Our accounts receivable balance, net of allowances, was $19.1 million and $16.2 million as of December 31, 2020 and March 31, 2020, respectively. Days sales outstanding in accounts receivable (“DSO”) decreased by 17 days to 87 days as of December 31, 2020 compared to 104 days as of December 31, 2019. We recorded net bad debt recoveries of approximately $0.2 and $0.1 million during the nine months ended December 31, 2020 and 2019, respectively.

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

Click here to enter text.

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
Date: February 9, 2021