Form 10-K
period 2021-03-31
Capstone Green Energy Corp
filed 2021-06-14
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15957

CAPSTONE GREEN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4180883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16640 Stagg Street,
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

(818) 734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $.001 per share	CGRN	NASDAQ Capital Market
Series B Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2020 was approximately $51.7 million.

As of June 10, 2021, there were 12,926,026, shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2021 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

CAPSTONE GREEN ENERGY CORPORATION

FORM 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains or refers to certain statements that are not historical fact and are “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Words such as “expect,” “anticipate,” “should,” “believe,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend” and variations of these terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words.

These statements are based largely on our current expectations, estimates and forecasts and are subject to a number of risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, which could cause actual results, performance and achievements to differ materially from those anticipated by these forward-looking statements. Furthermore, new risks may emerge from time to time and it is not possible for us to predict all risks, nor can we assess the impact of all factors on the business or the extent to which any factor, or combination of factors, may cause actual results, performance or achievement to differ materially from those contained in any forward-looking statements.

Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	the ongoing effects of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, and the fact that many of the other factors discussed below may be amplified by the COVID-19 pandemic and the restrictions that have been instituted as a result of the pandemic;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the development of the market for and customer uses of our microturbines;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us; changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments;
●	our ability to adequately protect our intellectual property rights; and
●	the impact of pending or threatened litigation.

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A,  “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Capstone Green Energy Corporation (“Capstone”, “We” or the “Company”) is a provider of customized microgrid solutions and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals.  In April 2021, we added additional products to our portfolio and shifted our focus to four key business lines. Our Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through our Energy as a Service business line, we offer rental solutions utilizing our microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. Our two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. Our Energy Storage Products business line designs and installs microgrid storage systems creating customized solutions using a combination of battery technologies and monitoring software. Through our Hydrogen Energy Solutions business line, we offer customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are new offerings, Energy Storage Products and Hydrogen Energy Solutions revenue has been immaterial to date.

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation and distribution networks applications, including energy efficient cogeneration combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as renewable energy, natural resources, and critical power supply applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating engine (also known as internal combustion engines), solar photovoltaic power (“PV”), wind turbines and fuel cells. Microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. For customers that do not have access to the electric utility grid, microturbines provide clean, on site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous on-site power generation, thereby providing additional reliability and potential cost savings compared to the local utility. With our stand-alone feature, customers can produce their own energy in the event of a utility power outage and can use microturbines as their primary source of power for extended periods of time unlike traditional diesel standby generator sets. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers that can benefit from the use of hot water, chilled water, air conditioning and steam. In addition, our microturbines have been used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with our distributors, we offer new and remanufactured parts as well as a comprehensive factory protection plan through long-term service agreements ranging from 5 to 20 years. We also offer our microturbines for rent through our long-term rental program. In addition to our existing microturbine products, we offer additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product. The Company is currently exploring energy conversion options for the smaller end of the power spectrum.

We offer microturbines designed for commercial, industrial and onshore and offshore oil and gas applications with product offerings ranging from 30 kilowatts (“kW”) to one megawatt (“MW”) in electric power output, which can be deployed in arrays up to 10 MWs. Our microturbines combine patented air bearing technology, advanced combustion technology, sophisticated power electronics, and advanced software controls to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air bearing technology, our microturbines do not require lube oil, grease, or traditional coolants. This means they do not require routine maintenance to change and dispose of lube oil, grease, or other liquid lubricants, as do the most common reciprocating engines.

We also manufacture and supply controllers that provide complete automated system control, including electrical load following and custom logic to protect against expensive local utility demand charges. These controllers include the legacy Capstone Logic Controllers (CLC) and the new Capstone PowerSync family of system controllers.

Beginning Fiscal 2022 we intend to begin manufacturing modular hybrid energy stations and lithium-ion battery energy storage systems (“BESS”) to be sold either individually or combined as part of a custom microturbine-battery storage solution.

Our microturbines can be fueled by various sources, including natural gas, propane, butane, various sour gases, renewable fuels such as renewable natural gas, landfill gas, biogas or digester gas, kerosene, diesel and biodiesel. Our microturbines are available with integrated unit mounted heat exchangers, making them easy to engineer and install in applications where hot water, chilled water, air conditioning and steam is desired. Alternative fuels, in particular hydrogen, are increasingly important and the Company recently demonstrated that it could reliably run on a 10% hydrogen / 90% natural gas mix and is currently testing a 70% hydrogen / 30% natural gas mix through its R&D partnership with Argonne National Laboratory. These are promising milestones on the development roadmap to 100% hydrogen solutions.

We estimate that over the last three years, we have helped save companies approximately $700 million on energy costs and over one million tons of carbon.

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

This Annual Report on Form 10-K (this “Form 10-K”) refers to our fiscal years ending March 31 as “Fiscal” years.

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

On March 23, 2020 we enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, we furloughed 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. Our Leadership Team volunteered to take a 25% temporary salary cut. In addition, 25 other top Company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1, 2020, most with the 15% voluntary salary cuts, with others scheduled to return in a staggered manner through to the end of September. Additionally, in March 2020, the Board voted to take a temporary 25% reduction in base cash retainer in support of our Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, we eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, we had a limited production capability of new microturbine products but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020 for shipment during this period of suspended production. On September 28, 2020 salaries were returned to 100% and remaining furloughed employees returned to work. Our vendor supply chain has been impacted by the pandemic; however, we have been able to maintain sufficient supply flow to continue operations as of the date hereof.

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

 On April 24, 2020, the Company closed on a PPP loan in the amount of $2,610,200, which was transferred by the Company into an account dedicated to allowable uses of the PPP loan proceeds. On May 13, 2020, the Company repaid $660,200 of the loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. In February 2021, the Company applied for forgiveness in full of the original balance of the PPP loan and is awaiting review and approval. No assurance can be provided that forgiveness of any portion of the PPP loan will be obtained.

Products

Our 30 kW (“C30”) microturbine can produce enough electricity to power a small convenience store or cathodic protection for an oil or natural gas pipeline. Our 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100 room hotel while also providing about one third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office, commercial, and industrial buildings and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into single enclosures which are available in multiple sizes and are built in similar dimensions to a standard shipping container or International Organization for Standardization sizes, we have created an upgradable family of microturbine offerings from 400 kW up to 1000 kW or 1 MW in a compact footprint engineered to function as a single source of power. Our 400 kW, 600 kW, 800 kW and 1000 kW (“C1000S Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our 600 kW and 800 kW systems can be shipped in a five-bay configuration which allows the end-use customer to add one to two more 200 kW microturbines in the future to increase their total onsite power production from 600 kW to 1000 kW without any change to the existing site footprint, as the customer’s business power demands expand over time.

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

●	Our advanced combustion technology allows our microturbines to achieve low emissions. Our natural gas fueled C65, C200S and C1000S series microturbines were certified by the California Air Resources Board (“CARB”) as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels that a central power plant must satisfy. Our C65 and C200 Landfill and Digester Gas systems were certified by the CARB as meeting its 2008 waste gas emissions requirements for landfill and digester gas applications. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation.
●	Our patented air bearing system allows the microturbine’s single moving assembly to produce power without the need for typical petroleum-based lubrication. Air bearings use a high pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance such as oil changes.

●	Our digital power electronics manage critical functions and monitor operations of the microturbine. Our electronic controls manage the microturbine’s speed, temperature and fuel flow and communication with external networks and building management systems. The digital power electronics coordinate with the grid when the units are operated in a grid connect mode and with the onboard battery when equipped for standalone mode. The digital power electronics also include the functionality of seamless transfer capabilities, ensuring the end-users’ critical loads do not experience any interruption to their operation in the event of a utility power outage. All control functions are performed digitally. Performance is optimized, resulting in low emissions, high reliability and high efficiency over a variable power range.
●	Our proprietary Capstone Remote Monitoring Software allows end users to operate and manage the microturbine remotely. This remote capability can provide end users with power generation flexibility and cost savings.

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

The electrical output of our units can be paralleled in multiple unit configurations through our Advanced Power Server product and a digital communications cable to serve larger installations requiring electrical loads of up to ten megawatts. Our products can operate connected to the electric utility grid as a current source, on a standalone basis as a voltage source, multipacked to support larger loads as a “virtual single” unit and in dual mode, where the microturbine operates connected to the electric utility grid or operates independently.

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

In addition to our existing microturbine products, we offer additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product. The Company is currently exploring energy conversion options for the smaller end of the power spectrum.

During Fiscal 2022, we intend to begin manufacturing modular hybrid energy stations and lithium-ion BESS to be sold either individually or combined as part of a custom microturbine-battery storage solution.

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

Our full line of microturbine energy solutions target multiple vertical markets worldwide, including energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation. Within these vertical markets, we focus on applications that we believe have the greatest near-term potential for the customer based on various different factors such as energy load demand, available fuels, economic payback and for some, government incentives. The critical power supply, microgrid and transportation verticals do not currently generate significant revenues for us, however, we have experienced continued development in these verticals and remain focused on the development of applications in these verticals. We also target smaller sub segments that fall within these vertical markets that may not otherwise be considered for on-site generation.

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

When compared to onsite boilers, microturbines generally produce fewer commonly found air pollutants (“criteria pollutants”), such as nitrogen oxides (“NOx”), carbon monoxide (“CO”) and volatile organic compounds (“VOCs”). In fact, our CHP or CCHP system can displace local boiler emissions altogether. A high efficiency CHP or CCHP system can allow for reduced net utility costs for end users as well as improved fuel consumption. The most common uses for captured thermal energy include space heating and air conditioning, water heating and water chilling, direct-drying and steam for industrial applications. In CCHP applications, the microturbine exhaust drives an absorption chiller, which produces the chilled water necessary for air conditioning and local use. Organizations of all sizes have used the heat generated by our microturbines at the many different types of commercial and industrial applications they serve, including hotels and resorts, hospitals, and medical centers, as well as office buildings and large retail facilities.

During Fiscal 2021, we continued to expand and develop our new hydrogen products. We released our first commercially available hydrogen-based Combined Heat and Power (CHP) product, which can reliably run on a 10% hydrogen-90% natural gas mix, and we are targeting a commercial release of a product that will run on a 30% hydrogen-70% natural gas mix product by March 31, 2022. We are continuing our research and development partnership with Argonne National Laboratory and are already testing a 70% hydrogen-30% natural gas configuration. Argonne National Laboratory is a national science and technology research laboratory operated by the University of Chicago Argonne, LLC for the United States Department of Energy. In addition, in May 2021, we announced a demonstration project with Blue Economy CRC, a cooperative research center in partnership that was established to bring together sustainable seafood production and renewable energy to further develop Australia’s aquaculture industry. This demonstration microturbine system is intended to run on 100% hydrogen.

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

We offer C65 and C200 stand-alone digester products to the renewable energy market segment. With these products, we are able to target many different types of renewable energy applications, including biogas producing facilities in third world countries and in remote locations that offer a valuable fuel source for the generation of electricity. The performance of our C65 digester gas system has been routinely evaluated to ensure that the combustion system is stable from 0 to 100 percent power output. Minor controls changes have been implemented to increase stability at low power levels. The ability to convert this low BTU fuel to electricity along with the high reliability and low maintenance features of this product make it well suited for this market segment.

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including exploration, production, compression, and transmission sites as a highly efficient and reliable source of prime power. In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated onsite. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of oil and gas and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, flare gas or associated gas, into a useable fuel to provide power to these remote oil and gas sites.

The addressable market for our microturbines in the United States shale reserves industry is significant. The shale gas market for microturbines may grow as demand for natural gas continues to rise and the U.S. as the Environmental Protection Agency (“EPA”), the Department of the Interior and other federal and state agencies work to reduce the emission of hazardous air pollutants associated with natural gas development, including limitations on the flaring of excess gases. Our product sales in the natural resources market are driven by our microturbines’ reliability, emissions profile and ease of installation. However, any growth in the oil and gas sector within our natural resources market is primarily driven by oil prices.

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

Additionally, we have our own programmable logic control system and sensors, which interface with other building automation systems and are a key aspect of monitoring a microgrid. The use of microgrids to serve local loads helps to reduce energy losses in transmission and distribution, further increasing the efficiency of the microgrid. We have been a part of numerous successful microgrid installations worldwide ranging from a wind turbine manufacturer, ski resort, university, industrial farm, utility software company, brewery and electrical distribution utility. Our microturbines’ functionality is to ensure energy availability for advanced microgrids before and during disasters, such as hurricanes. They may also help reduce electrical expenditures in the years following a disaster when electric utility rates may be increased to pay for the expenses for grid infrastructure repairs and improvements associated with these disasters.

Transportation

Our technology can also be used in hybrid electric vehicle (“HEV”) applications. Our customers have applied our products in HEV applications such as transit buses and Class 7 and 8 work trucks. In these applications, the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine-powered HEV hybrids include extended range, fuel economy gains, quieter operation and reduced emissions when compared with traditional internal combustion engines. Internal combustion diesel engine manufacturers have been challenged for the last several years to develop technology improvements, prior to aftertreatment that reduce emissions to levels specified by the EPA and CARB 2007 and 2010 standards. Many manufacturers are incorporating aftertreatment that increases upfront equipment costs, vehicle weight and life cycle costs, and may reduce overall engine efficiency.

Additionally, our technology is also used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary generator set. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel is able to utilize the exhaust energy to increase the overall efficiency of the application, reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board battery charger and range extender. Our marine customers use both liquid fueled and natural gas microturbine products. Vessel owners can receive the same benefits as users of stationary products: low emissions with no exhaust after treatment, long maintenance intervals, high reliability, low noise and no vibration. In Fiscal 2020 and Fiscal 2021, transportation products were only for customer demonstrations.

Sales and Marketing

We primarily sell and market our microturbine product, parts and service through our global network of authorized distributors and a new direct sales team, which was formed in January 2020 to focus on OEMs and national accounts.

In January 2020, we divided our sales and marketing team into two separate organizations. One organization remains focused on developing and managing our existing worldwide distribution channel and leading all marketing and advertising activities as we continue building our Company into a strong and recognizable worldwide brand. The second organization is responsible for growing our Company's national account business and long-term rental fleet. Under the terms of the A&R Note Purchase Agreement with Goldman Sachs, we are required to grow our rental fleet to 21.1 MW, from our current fleet size of 10.6 MW, by March 31, 2022. Additionally, this team is responsible for business development, licensing, new product partnerships, and new fuels, such as hydrogen, and further growing our renewable market segment participation. We believe this sales strategy better enables us to capture market share with large, global customers, where we see greater potential at dozens of their facilities worldwide. Our existing distribution network remains our worldwide feet-on-the-ground and our local presence, while the internal salesforce will build strong, long-term relationships with larger, more diverse customers.

Our worldwide distribution network was developed from the ground up and has become a valuable asset, because we can reach end use customers globally. Each of our distributors is a strategically placed independent partner that markets, sells, and provides applications engineering support for our products on our behalf. In addition, distributors provide remote monitoring services, warranty support, local spare parts support, and customer training and long-term service support. Through our global distribution network, we offer a comprehensive factory protection plan (“FPP”) for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and onsite training to certify all personnel that perform sales, applications, commissioning, and long-term service on our microturbines. Individuals who are certified are called Authorized Service Providers, and must be employed by a distributor or an end user in order to perform work pursuant to a FPP. To assure proper application and installation of our microturbine systems, we offer an installer training and an application engineering certification program. We offer to assist all customers by reviewing their installation designs in relation to the technical requirements for proper operation of our products, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to our technical requirements before we accept our standard manufacturer warranty obligations. Our typical terms of sale include shipment of the products with title, care, custody, and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 15 to 24 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

Our Distributor Support System (“DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market verticals. This program is funded by our distributors and was developed to provide improved worldwide distributor training, online documentation library, paperless service software, sales efficiency, website development, company branding and funding for increased strategic business-to-business marketing activities.

Our Geographic Markets

United States and Canada

We have distribution agreements with several companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been energy efficiency, renewable energy, and natural resources products. The energy efficiency and natural resources vertical markets are expected to grow as a result of an increased domestic production of hydrocarbons, the low downstream price of natural gas, as well as public and regulatory acceptance of distributed generation.

In developing our sales opportunities, we have identified the need to address various requirements present in our target localities. These requirements include electric grid interconnection standards, gas utility connection requirements, emissions standards, building and fire safety codes and various inspections and approvals. The costs and scheduling ramifications of these various approvals, in conjunction with normal bidding process requirements and construction delays, can be significant to the completion of an installation. Our goal is to work with the applicable regulating entities to establish compliant standards for the installation of our microturbines so that the costs and installation timelines are minimized for our customers.

Latin America

Our target markets in Latin America are energy efficiency, renewable energy, and natural resources. Oil and gas production projects continue to be a growing market in Latin America.

Energy reform in Mexico, for example, has opened new market opportunities for us by allowing competition among multiple players and enabling power generation companies to sell directly to consumers instead of only to the state-owned Federal Electricity Commission. Our strategy is to leverage our distribution network in Mexico across various market verticals.

South America constitutes a diverse group of markets that vary greatly in potential capture for us based on several factors, including availability of oil and gas production and transmission, energy pricing and political and investment climate. While we have distributors in nearly all South American countries, management is focused on what we consider to be the top national markets, which include Colombia, Brazil, Bolivia, and Chile.

Asia and Australia

Our target markets in Asia and Australia are energy efficiency, renewable energy, and natural resources. Our historical sales in Southeast Asia and Australia have primarily been in the energy efficiency and the oil and gas markets. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. China is expected to see growth in the oil and gas market, while biogas recovery is showing signs of growth in Southeast Asia.

Middle East and Africa

Our target market in the Middle East and Africa is primarily oil and gas. This includes flare gas to power projects which are a particularly attractive market opportunity given the volume of gas being flared, and the need for stable power in the region. Management has targeted distributors and customers involved in the capture and use of flare gas in the oil and gas market. However, the geopolitical environment in this region is still volatile, which can have an impact on our sales.

Europe and Russia

To address the European market, including Russia, we are strengthening our relationships with existing and new distributors and have increased local sales and service support. We have an office in the United Kingdom for the purpose of working with our local distributors on a daily basis to identify and understand growth opportunities. Upon the successful resolution of Brexit, we have recently upgraded our Integrated Remanufacturing Facility (IRF) in the United Kingdom to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. We continue to diversify the Company’s overall presence in Russia and the surrounding Commonwealth of Independent States (CIS) as we explore new growth opportunities in these areas with multiple new distributors. The rebuilding of our business in Russia and the surrounding CIS area continues to evolve including the addition of our new Russia oil and gas distributor Arman Energo. Further, the continuation or escalation of geopolitical instability in Russia and Ukraine could continue to negatively impact our operations, sales, and future growth prospects in that region.

Customers

Sales to Cal Microturbine (“CAL”) and E-Finity Distributed Generation, LLC (“E-Finity”), our domestic distributors, accounted for 15% and 12%, respectively, of our revenue for Fiscal 2021. Sales to E-Finity accounted for 12% of our revenue for Fiscal 2020. Additionally, E-Finity accounted for 13% and 14% of net accounts receivable as of March 31, 2021 and March 31, 2020, respectively.

We recorded net bad debt recovery of approximately $0.2 million during Fiscal 2021. We recorded net bad debt expense of approximately $0.4 million during Fiscal 2020 primarily due to the uncertainty of collections from certain distributors at the initial onset of the COVID-19 pandemic.

Competition

The market for our products is highly competitive. Our microturbines compete with existing technologies such as reciprocating engines and compete with emerging distributed generation technologies, including solar-powered systems, wind-powered systems, fuel cells and other microturbines. Many potential customers rely on the utility grid for their electrical power. Many of our distributed generation competitors are large, well-established companies that derive competitive advantages from production economies of scale, worldwide presence, brand recognition and greater financial resources that they can devote to product development or promotion.

Often power purchased from the electric utility grid can be less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes we offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise, and maintenance. These technologies, which in many cases have a lower up front cost than microturbines, are currently produced by Caterpillar Inc., Cummins Inc. (which recently entered into a joint venture with Eaton), Innio (who recently bought the General Electric gas engine business, which now includes Waukesha and Jenbacher gas engines), MAN SE, and Tecogen, Inc. (which now includes American DG Energy Inc.), among others.

Our products may also compete with other distributed generation technologies, including solar-powered systems, wind-powered systems, fuel cells and fly wheel. Solar and wind powered systems produce no emissions and benefit from above market contracts provided by state mandates. The main drawbacks to solar and wind powered systems are that they may not be dispatchable because of their dependence on weather conditions, the utility grid or high capital costs that can often make these systems uneconomical without government subsidies depending upon geographic locale and application of the technology. Although the market is still developing, a number of fuel cell providers are also focused on markets similar to ours, including Active Power Inc. (a division of Piller Power Systems Inc.), Ballard Power Systems Inc., Bloom Energy Corporation, FuelCell Energy Inc., LG Fuel Cell Systems, a business unit of LG Electronics, and Plug Power Inc. Fuel cells have slightly lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. However, with equivalent government incentives, microturbines would provide a better economic value to end users in most applications.

We also compete with other companies that offer microturbine products, including FlexEnergy and Turbec S.p.A.

Overall, we compete with end users’ other options for electrical power and heat generation on the basis of our product’s ability to:

●	provide power when a utility grid is not available or goes out of service;
●	reduce total cost of purchasing electricity and fuel;
●	improve electric power availability and provide high power quality;
●	operate on multiple fuel types;
●	reduce emissions (both criteria pollutants and greenhouse gases);
●	simplify operation; and
●	control maintenance costs and associated disposal of hazardous materials.

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We have systems installed in 73 countries around the world, each of which has its own policies and regulatory framework, which are subject to change. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers that install on-site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product, or increase the cost to our potential customers for using our systems. This could make our systems less economical for our customers, thereby adversely affecting our sales and ultimately our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change. Accordingly, we may benefit from increased government regulations that impose tighter emission standards particularly on burning coal and fuel oil and fuel efficiency as long as gas combustion technology solutions are not excluded.

Government funding can impact the rate of development of new technologies or improvements to existing technologies. We continue to engage with federal and state policymakers to support government programs that promote the deployment of our low emission and energy efficient products. Competing new technologies have historically received larger incentives and development funding than do microturbines. However, the U.S. Department of Energy continues to fund the development of cost-effective, high efficiency CHP that is responsive to site demands and grid requirements. Flexible CHP could provide additional generating capacity when grid demand increases or renewable resources are not available. As more intermittent renewable resources are added to the electric grid, grid operators need access to additional dispatchable generation capacity to ensure an adequate and stable power supply. Capstone’s PowerSync controller could provide this automated response capability to allow for participation in grid services markets, where permitted. Our addition of battery energy storage products to our portfolio of solutions opens our customers’ access to some of the higher incentives available to these technologies as well as allowing us to provide an integrated microturbine solution.

In the United States, a 10% Federal Investment Tax Credit (“ITC”) for CHP and microturbines was extended and is now available through the end of 2023. In addition, bonus depreciation rules allow businesses to immediately deduct 100% of eligible property placed in service after September 27, 2017 and before January 1, 2023. The deduction percentage will phase down from 100% to 0% by 2027. As a result, we may see a positive impact on our sales in the United States due to the availability of these tax incentives. However, other CHP and gas-powered distributed energy technology-providers will also benefit from the return of these tax incentives, and, fuel cell technologies will receive a 26% ITC level with a phase down to 22% by 2023 and expiration in 2024. At the state level, slow approvals for natural gas pipeline infrastructure may impact gas availability in some areas, and efforts to incentivize building electrification over natural gas-fueled heat and power sources may inhibit sales. However, electricity demand spikes may also lead to higher electricity prices thereby improving project economics for on-site distributed power generation.

In global markets, European governments continue to support efficient CHP and are beginning to act on reducing local air pollution through regulations like the EU’s Medium Combustion Plant and EcoDesign Directives. Our low emission systems’ ability to meet these programs’ requirements may have a positive impact on our sales as implementation progresses. However, the EU’s push for decarbonization may also leave natural gas-fueled, highly efficient systems in limbo despite their near-term carbon reduction potential and long term viability with the uptake of renewable and decarbonized gas alternatives. In the oil and gas market, many producers have committed to reduce methane emissions from their operations. Our low maintenance, reliable systems, and our ability to run on a range of fuels could fit their needs and result in a positive impact on our sales.

Sourcing and Manufacturing

We are focused on improving our supply chain effectiveness, strengthening our manufacturing processes, and increasing operational efficiencies within our organization. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period. However, single source suppliers with long lead times may be more challenging to transition to another supplier. We have an ongoing program to develop alternative back up suppliers for sole source parts wherever possible, however this has been challenging with low production volumes and increased pricing. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency, and lower supply chain costs.

During Fiscal 2021, we remained focused on mitigating supply chain issues, such as the costs of commodities and delayed lead times, related to the ongoing global COVID-19 pandemic. Localization of the vast majority our immediate supply chain within a 300-mile radius of our factory located in Van Nuys, California mitigates much of the global stressors associated with a typical geographically dispersed supply chain, as many of our suppliers were sharing similar experiences of the pandemic in the same magnitude we were experiencing in parallel. Our prior years’ strategy of locating dual-sources and establishing long-term purchasing agreements helped to mitigate interruptions in our supply chain. Global freight delays, tariffs and costs remain a concern from a logistics perspective, however with a highly-localized supply chain, much of these effects are limited. To address delays, we increased planning fence lead-times within our ERP system to drive material purchases earlier, and we attempt to source products locally as much as possible. As with Fiscal 2020, the COVID-19 situation still remains fluid, and we are keeping in place proactive measures in the form of safety stocks and dual sourcing to prevent potential interruptions to our supply chain.

We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost improvement opportunities to enhance our operational effectiveness and use lean manufacturing processes. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our demand volumes and forecasting could continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas), tariffs and/or import taxes, and ongoing global geopolitical tensions. Our strategy is to identify primary and secondary sources for critical components, both domestic and international, for when available to minimize production line down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules on build or a linear basis. In April 2019, we executed multiple new Long Term Agreements (“LTA”), including a new 10-year LTA with a new supplier. The LTA from the new supplier will initially reduce annual direct material costs by an estimated $2 million per year once the transition is completed. The strategy to reduce direct material costs is based on partnering with our supply base to drive collaborative cost improvements within its value chain, which will enable significant material cost reductions.

In 2007, we entered into a Development and License Agreement (“Development Agreement”) with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of our C200 microturbines. On July 25, 2018, we and Carrier entered a Second Amendment whereby we concluded our royalty obligation under the Development Agreement and were released from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing us to design, market or sell our C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market. There is no further royalty obligation to Carrier.

We have an approximately 42,300 square foot manufacturing footprint in our Van Nuys location in Southern California with production capacity of approximately 2,000 units per year, depending on product mix. We believe we will be able to support this production capacity level by adding additional shifts, which would increase working capital requirements, and making some additional capital expenditures when necessary.

Research and Development (“R&D”)

Our engineering mission flexed in Fiscal 2021 to supporting business operational goals and enhancing system availability to ensure continuity during the global pandemic.  While these successful efforts became our primary objectives, we continued to emphasize the expansion of our existing suite of products, focusing on alternative fuels and technologies, maintaining relevance in the global evolution of grid interconnection requirements, and the evolution of the PowerSync Controller. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. For Fiscal 2021 and 2020, R&D expenses were $2.4 million and $3.6 million, respectively, representing 4% and 5% of total revenue, respectively, for these fiscal years.

We own two patents related to fuel injection and emissions. The first patent issued is for a multi-staged lean pre-vaporizing, pre-mixing fuel injector providing ultra-low emissions that meet EPA Tier 4 requirements for power generation. Under this new program, exhaust emissions from these engines will be required to decrease by more than 90%. The second patent is for a multiple-fuel capable, pre-mixed, low emission injector for high flame speed fuel combustion.  This patent is the foundation for continued development in achieving high reliability and performance with hydrogen content fuels.

We partnered with the United States Department of Energy (“DOE”), which provided funding during Fiscal 2017 in the amount of $335,000 for one year to Argonne National Laboratory to conduct testing on a 70% hydrogen-30% natural gas configuration. Hydrogen testing was on hold while the test facility implemented mechanisms for safe handling, detection, and delivery of the hydrogen gas. The safety challenges have been resolved, and testing has begun. Funding has been extended to the 2021 government fiscal year for completion of the testing.

Capstone and Argonne National Laboratory are also partnering on a microturbine derivative utilizing Argonne’s high-efficiency, fast-charging, and fast discharging Thermal Energy Storage System.  This effort is funded through the Department of Energy’s Technology Commercialization Fund. The thermal storage system is expected to improve the microturbine’s overall efficiency increasing value to the customer. The Thermal Energy Storage System modeling and simulation was completed towards the end of Fiscal 2020.  During Fiscal 2021 design was completed on the assembly of the small scale system to be installed at Argonne using their C65 test system. We expect, Fiscal 2022 will see the procurement and assembly of the hardware at Argonne, and testing to validate the models that were developed.

We continue support of University of California, Irvine (“UCI”) through their Advanced Power and Energy Program, which works to evaluate microturbine operation using hydrogen and natural gas fuel blends.  The testing completed in Fiscal 2021 is sponsored by the local gas authority as they evaluate the impacts of gas grid hydrogen injection.  We and UCI continue to be key partners in advancing academic research while furthering commercialization of hydrogen technology in Fiscal 2022.

Leveraging off this partnership, UCI has completed the first phase of analysis in associated gas combustion in catalog Capstone products.  Associated gas is represented by higher hydrocarbons, which are more challenging to maintain in gaseous state.  As more pressure is placed on flaring at oil and gas locations, the expansion of our fuel acceptability limits enables customers a reliable, resilient, and environmentally conscientious way of handling waste gases. Work continues in Fiscal 2022 to model and validate the combustion characteristics of associated gas, and update associated product documentation.

Our product development activities during Fiscal 2021 continued with the evolution of the new family of PowerSync controllers used for Capstone microturbines. We also further advanced a project to modernize control electronics, providing common functionality, minimizing near term obsolescence concerns, and enabling long term support. Leveraging our academic relationships, Capstone completed an initial analysis on the effective limits of our patented combustion system relative to higher hydrocarbon fuels.

We partnered with Phoenix Contact in a joint effort to improve on-site controls and integration with end-use customer facilities. The main objectives of developing the new PowerSync controller line were to further increase system reliability, availability and make our microturbines easier to use for both end-user customers as well as our distribution partners. Capstone and Phoenix Contact have been using customer feedback to make further improvements to software and hardware.

Grid interconnection standards have continued to evolve, with more emphasis being placed on harmonization of requirements.  AS-4777 certification for the C65 was able to be completed in Fiscal 2021. The remaining TUV Rheinland witness test efforts planned during Fiscal 2021 were postponed due to the COVID-19 pandemic.  Capstone used the remainder of the year for development work on the multiple updated certification requirements including German (BDEW, now VDE-4110) and Italian (CEI 0-16) medium voltage operation, German low voltage VDE-4105 operation, and California Rule 21 (soon to be incorporated into UL 1741 Supplement B).  This work will enable consolidation of the efforts during Fiscal 2022 witness tests.

Capstone and Argonne National Laboratory are also partnering on a microturbine derivative utilizing Argonne’s high-efficiency, fast-charging, and fast discharging Thermal Energy Storage System.  This effort is funded through the Department of Energy’s Technology Commercialization Fund. The thermal storage system is expected to improve the microturbine’s overall efficiency increasing value to the customer. The Thermal Energy Storage System modeling and simulation was completed towards the end of Fiscal 2020.  During Fiscal 2021 design was completed on the assembly of the small scale system to be installed at Argonne using their C65 test system.  Fiscal 2022 will see the procurement and assembly of the hardware at Argonne, and testing to validate the models that were developed.

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

Our liquid fuel microturbines have demonstrated emissions levels which meet the CARB 2010 standards for Heavy Duty Diesel Engines (“HDDE”). The liquid fuel microturbine is able to meet these extremely low emissions requirements using its lean premix combustion technology with no exhaust aftertreatment. Competitive reciprocating engine technologies require aftertreatment components that increase system cost, require frequent maintenance, and impact engine efficiency. Our compressed natural gas (“CNG”) fueled microturbines also meet extremely strict emission standards, including the U.S. Environmental Protection Agency and CARB 2010 emissions requirements for On Road

HDDE for Urban Bus. Test emissions from our natural gas microturbines measured dramatically less than the emissions levels set forth by the CARB standard including NOx at 75% and CO at 96% less than the required levels.

Our marine products have been used to provide hybrid electric marine propulsion, “hotel power,” CHP, or CCHP. They may be ideal for small and mid-size commercial ships that travel inland waterways and emissions controlled areas (“ECAs”). In partnership with one of our long-term EMEA distributors, Capstone developed a marine C65 for a private yacht manufacturer and in Fiscal 2020 we delivered the product and also received certification from Lloyd’s Register EMEA for Lloyd’s Register Rules and Regulations for the Classification of Special Service Craft 2018 - Part 6.  In Fiscal 2021, the private yacht power system was land tested, sea trialed, and launched, enabling the owner to eliminate onboard ship vibrations associated with reciprocating engines, while also having low emissions without after treatment.  Capstone received a follow-on certification from Lloyd’s for Classification of Special Service Craft 2018, Part 10, Chapter 2.

Our C65 Hybrid UPS product line has been evolving over the years. After having received the 2011 NOVA Award from the Construction Innovation Forum for the C65 Hybrid UPS Microturbine at Syracuse University’s data center—labeled one of the greenest data centers in the world, we have continued development of our C65 Hybrid UPS system and have installations at Sempra in Monterey Park, California and our own data center in Van Nuys, California as well as two Department of Homeland Security installations, among several others. The product utilizes our inverter electronics and controls technology to provide continuous power quality to meet the customer’s critical load. The load inverter is connected through a central power bus to provide power from one of three available power sources, including the utility grid, battery storage system, or microturbine generator. Power to the critical load is synchronized to an available utility grid to allow direct bypass of the critical load to the utility grid. This redundant functionality is provided in a single integrated package that can be scaled to a larger seamless power unit through our multipack feature. These units can also be combined with a heat recovery module or an absorption chiller to provide higher total output efficiency. Unlike current UPS products combined with reciprocating engines for backup, our low emissions Hybrid UPS product allows for continuous operation year-round, allowing customers the ability to receive a payback on their capital equipment investment. Although we believe the industrial UPS market has the potential to be a beneficial option for businesses that require constant supply of reliable energy, we temporarily suspended our development efforts with respect to C65 microturbines targeted at this market in response to our lower revenue. We currently intend to continue with the next phase of development after we achieve profitability.

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, and trademark laws and nondisclosure agreements to establish and protect our intellectual property rights in our products. We have 37 U.S. and 3 international active patents (in certain cases covering the same technology in multiple jurisdictions). The patents we have obtained will expire between the second half of calendar years 2021 and 2037. We actively evaluate our patent portfolio and pursue new patent applications as we develop new technological innovations, as needed.

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

Human Capital

On February 16, 2021, our board of directors adopted an amended charter governing our Compensation and Human Capital Committee, after discussing the rapid movement to expand the role of the Compensation Committee beyond traditional compensation-related matters. In accordance with its recently amended charter, our Compensation and Human Capital Committee is responsible for reviewing, monitoring and providing recommendations to our board of directors on our workplace policies and practices, including corporate culture and employee engagement, talent management and leadership development, employee diversity and inclusion, ensuring a respectful workplace free of discrimination and harassment.

Diversity

We are committed to maintaining, and continuing to foster, our diverse and inclusive work environment. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to promote inclusive, nondiscriminatory hiring and employment practices and fully comply with all laws applicable to discrimination in the workplace.

Workforce statistics

As of March 31, 2021, we had 122 full-time employees and 1 part time employee. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

Corporate Information

We were organized in 1988 in the State of California. Our Company was reincorporated as Capstone Turbine Corporation on June 22, 2000 in the State of Delaware.

On April 21, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Company for the sole purpose of changing the Company’s name to Capstone Green Energy Corporation effective as of 12:01 a.m. Eastern Time on April 22, 2021 (the “Corporate Name Change”).  In addition, the Company amended and restated its Fourth Amended and Restated Bylaws, effective as of April 22, 2021, solely to reflect the Corporate Name Change.

Available Information

This Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our Internet website (http://www.capstoneturbine.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Form 10-K because these factors could cause actual results, performance, and achievements to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Form 10-K, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business Operations and Financial Results

●	The ongoing effects of the COVID-19 pandemic could adversely affect our business, financial condition, results of operations, or cash flows.
●	Our operating history is characterized by net losses. We anticipate further losses and we may never become profitable.
●	We may be unable to fund our future operating requirements, which could force us to curtail our operations.
●	If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue to operate at current levels.
●	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate which would adversely affect our results of operations.
●	Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.
●	Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could impair our results of operations.
●	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our results of operations will suffer.
●	Changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact our business.
●	We may not be able to retain or develop relationships with OEMs or distributors in our targeted markets, in which case our sales would not increase as expected.
●	If any of our distributor relationships is not successful, we may terminate or choose not to renew the related distributor agreement, which may result in interference with the wind down of the relationship or the transition of end-user service agreements and could potentially negatively impact our distribution channel or result in litigation costs or other expenses.
●	We have substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.
●	Loss of a significant customer could have a material adverse effect on our results of operations.
●	We may not achieve production cost reductions necessary to competitively price our products, which would adversely affect our sales.
●	We have realized reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.
●	We may incur costs and liabilities as a result of product liability claims.
●	Operational restructuring may result in asset impairment or other unanticipated charges.
●	We may not be able to manage our growth effectively, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.
●	Our success depends in significant part upon the continuing service of management and key employees.
●	Our operations are vulnerable to interruption by fire, earthquake, and other events beyond our control.
●	Activities necessary to integrate any future acquisitions may result in costs greater than current expectations or be less successful than anticipated.

Risks Related to Our Product Offerings

●	We depend upon the development of new products and enhancements of existing products
●	Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted would materially and adversely affect our business and financial condition.
●	We may not be able to produce our products on a timely basis if we fail to correctly anticipate product supply requirements or if we suffer delays in production resulting from issues with our suppliers. Our suppliers may not supply us with a sufficient number of components or components of adequate quality, or they may provide components at significantly increased prices.
●	Commodity market factors impact our costs and availability of materials.
●	We operate in a highly competitive market among competitors that have significantly greater resources than we have and we may not be able to compete effectively.
●	Our business and financial performance depends in part on the oil and natural gas industry, where a continued movement towards clean energy and away from fossil fuels, as well as a decline in prices for oil and natural gas may have an adverse effect on our revenue, cash flows, profitability, and growth.
●	Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.
●	We may not be able to develop sufficiently trained applications engineering, installation, and service support to serve our targeted markets.
●	Changes in our product components may require us to replace parts held at distributors.
●	Utility companies or governmental entities could place barriers to our entry into the marketplace, and we may not be able to effectively sell our products.

Risks Related to Pending Litigation and Government Regulation

●	We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.
●	We have significant tax assets, usage of which may be subject to limitations in the future.
●	We are subject to a number of pending lawsuits.

Risks Related to Data, Security, and Intellectual Property

●	Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.
●	We face security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data. If we are unable to protect our data or the data of our customers, a security breach could damage our reputation and have a material adverse effect on our business.

Risks Related to Ownership of Our Common Stock

●	We cannot be certain of the future effectiveness of our internal controls over financial reporting. If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable and timely financial reports and the value of our common stock may decline.
●	Future issuances or sales of our common stock or exercises by holders of our outstanding warrants could lower our stock price and dilute the interests of existing stockholders.
●	The market price of our common stock has been, and may continue to be, highly volatile and you could lose all or part of your investment in our securities.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	Provisions in our certificate of incorporation, bylaws and our NOL rights plan, as well as Delaware law, may discourage, delay, or prevent a merger or acquisition at a premium price.
●	We do not intend to pay cash dividends. We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our securities will likely depend on whether the price of our common stock increases.

General Risk Factors

●	Adverse economic conditions may have an impact on our business and financial condition, including some effects we may not be able to predict.
●	Our business may be impacted by international instability, war, terrorism, and geopolitical events.

For a more complete discussion of the material risks facing our business, please see below.

Risks Related to Our Business Operations and Financial Results

The ongoing effects of the COVID-19 pandemic could adversely affect our business, financial condition, results of operations, or cash flows.

An infectious disease caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS CoV-2) that was first detected in November 2019 in the city of Wuhan, China, known as COVID-19, resulted in an outbreak throughout the world. The subsequent spread of COVID-19 to the U.S. and many other parts of the world led the World Health Organization to characterize COVID-19 as a pandemic on March 11, 2020. Thereafter, most U.S. states imposed “stay-at-home” orders on their populations to stem the spread of COVID-19. Of specific interest to the Company, stay-at-home orders were imposed in the state of California on March 20, 2020. Governments, public institutions, and other organizations in countries and localities throughout the world have taken and are continuing to take certain emergency measures to combat the spread of COVID-19, including implementation of restrictions on travel and orders that restrict the operations of institutions such as schools and businesses. These conditions have negatively impacted all aspects of our business. Our business is also dependent on the continued health and productivity of our employees, including our manufacturing employees, sales staff, and corporate management teams.

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

The COVID-19 pandemic has also caused significant uncertainty and volatility in global financial markets. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of our common stock.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations.

Despite the introduction of Covid-19 vaccines, the pandemic remains highly volatile and continues to evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, healthcare systems, the medical device industry or the global economy as a whole. However, these effects could adversely impact our business, financial condition, results of operations, or cash flows.

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

We are party to an Amended and Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”) dated October 1, 2020 (the “Closing Date”) among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.), as collateral agent (“Goldman” or the “Collateral Agent”) and the purchasers party thereto (the “Purchasers”). The A&R Note Purchase Agreement amended and restated our Note Purchase Agreement dated February 4, 2019, by and among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Holdings, Inc. and the purchasers party thereto under which we sold $30.0 million aggregate principal amount of senior secured notes (the “Notes”) bearing an interest of 13.0% per annum. Pursuant to the A&R Note Purchase Agreement, the Company issued $20.0 million in additional Notes and all outstanding Notes under the A&R Note Purchase Agreement bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The Notes do not amortize and the entire principal balance is due and payable on October 1, 2023. As of March 31, 2021, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles. The A&R Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances (including equity issuances that would cause an ownership change within the meaning of Section 382 of the Internal Revenue Code), and covenants that require us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain our property in good repair, maintain insurance and comply with applicable laws.

On May 13, 2021, the Company, and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the A&R Note Purchase Agreement.  The Amendment amended certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9,000,000 to $12,200,000 for the period from May 13, 2021 to March 31, 2022.

The A&R Note Purchase Agreement also defines an event of default as, among other things, payment default, bankruptcy events, cross defaults, breaches of covenants and representations and warranties, changes of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. An event of default, if not waived, could have a material adverse effect on us.

Our obligations under the A&R Note Purchase Agreement could have important consequences, including the following:

●	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for operations, capital expenditures, general corporate or other purposes.

●	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on the Notes, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.
●	Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent under the Note Purchase Agreement, may enforce any and all liens and security interests on the collateral we have used to secure the Notes and we may forfeit our right to such collateral.
●	In order to avoid breaches of the Note Purchase Agreement covenant relating to Section 382 changes of ownership, we may be limited in the amount of additional equity securities we are able to sell to raise capital. Accordingly, our desire to preserve our federal and state net operating loss (“NOL”) carryforwards may cause us to forgo otherwise attractive funding opportunities.

We may be required to repay the Notes immediately if we default on any of the numerous financial or other restrictive covenants contained in the A&R Note Purchase Agreement. It is not certain whether we will have, or will be able to obtain, sufficient funds to make any such accelerated payments. If any outstanding indebtedness under the Notes is accelerated, our assets may not be sufficient to repay such indebtedness.

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue to operate at current levels.

We have experienced recurring operating losses and as of March 31, 2021, we had an accumulated deficit of approximately $919.3 million. On March 31, 2021, we had cash and cash equivalents of $49.5 million, and working capital of $52.5 million. This compares to $900.9 million, $15.1 million and $29.8 million, respectively, on March 31, 2020. As a condition of the A&R Note Purchase Agreement with the Purchasers, our consolidated liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents included in the consolidated balance of the Company and our subsidiaries, subject to certain conditions as defined in the A&R Note Purchase Agreement) on any date may not be less than $12.2 million for the period from the Amendment Date to March 31, 2022.

Our business strategy is focused on profitability-oriented initiatives such as reducing operating expenses, increasing sales of products and services, thereby diversifying, and increasing revenue, and improving gross margin. We may not be able to execute the business strategy successfully and if we are unable to generate positive cash flow, potential customers may choose not to purchase our products or utilize our program. Moreover, the business strategy is based upon projections, which are in turn based upon estimates and assumptions. There can be no assurance as to the accuracy of the projections, estimates and assumptions which underlie the business strategy or as to our ability to execute the business strategy successfully.

Should we be unable to execute our plans to increase sales and margins while controlling costs, we may be unable to continue to operate at our current levels on a longer-term basis. In particular, we must generate positive cash flow from operations and net income and otherwise improve our results of operations substantially on a longer-term basis. Our available cash and proceeds from future financings, if any, that we may be able to obtain, may not be sufficient to fund our operating expenses, capital expenditures and other cash requirements. Any such lack of funds would affect our ability to continue to operate at current levels. These events and circumstances could have a material adverse effect on our ability to raise additional capital and on the market value of our common stock and our ability to maintain Notes financing. Moreover, should we experience a cash shortage that requires us to curtail or cease our operations, which could materially adversely affect the market price of our common stock.

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

●	consumer reluctance to try a new product;
●	regulatory requirements;
●	the cost competitiveness of our microturbines;
●	costs associated with the installation and commissioning of our microturbines;
●	maintenance and repair costs associated with our microturbines;
●	the future costs and availability of fuels used by our microturbines;
●	economic downturns and reduction in capital spending;
●	consumer perceptions of our microturbines’ safety and quality;
●	the emergence of newer, more competitive technologies and products;
●	growth of the Hybrid Electric Vehicle market; and
●	decrease in domestic and international incentives.

Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.

In order to achieve our goal of improving the quality and lowering the total costs of ownership of our products, we may require engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, we may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations, financial condition, and cash flow. Moreover, as we develop new configurations for our microturbines and as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. For example, during Fiscal 2017, we recorded a non-cash warranty provision of approximately $5.2 million to proactively retrofit select non-Signature Series C200 microturbines with the more robust new Signature Series generator components to improve product performance and reliability. Additionally, our warranty provision was negatively impacted in Fiscal 2019 and Fiscal 2021 because of a supplier defect identified in fielded units. In Fiscal 2021 a warranty reserve in the amount of $4.9 million was established related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect. These enhancements have at times been provided at no cost or below our cost. If we choose to offer such programs again in the future, such actions could result in significant costs.

On February 22, 2021 we announced that we had reached a financial settlement in the amount of $5 million arising out of claims pursued in confidential arbitration with such former strategic parts supplier. We obtained this settlement following a multi-year arbitration process.  Any future product quality issues with our parts suppliers could lead to lengthy and costly litigation, even if the outcome is ultimately in our favor. In addition, such quality issues with any of our parts could lead to us to fail to meet the product quality expectations of our own customers, which could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could impair our results of operations.

The sale of our products typically involves a significant commitment of capital by customers, which can result in the typical delays associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to several significant risks over which we have little or no control. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition, results of operations and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary materially from period to period.

Net product orders for Fiscal 2021 were $25.9 million and contributed to an ending backlog of $29.4 million at March 31, 2021. The book-to-bill ratio was 1.1:1 for Fiscal 2021. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio better demonstrates the current demand for our products in the given period.

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

The former U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices. Any current or future U.S. administration may decide to impose import duties or other restrictions on products, components or raw materials sourced from those countries, which may include China, Mexico, and other countries from which we import components or raw materials. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.

Moreover, any new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

The U.S. government imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies, such as in Russia and the Ukraine, and requires export licenses for certain of such activities. While we believe that the executive orders currently do not have a material impact on our business, the sanctions imposed by the U.S. government could be expanded in the future. If we are unable to conduct business with new or existing customers or pursue opportunities with sanctioned countries, our business, including revenue, profitability, and cash flows, could be materially adversely affected.

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

Our accounts receivable balance, net of allowances, was $20.6 million and $16.2 million as of March 31, 2021 and 2020, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2021 was 111 days, compared with 85 days at the end of Fiscal 2020. We recorded net bad debt recovery of approximately $0.2 million during Fiscal 2021, and net bad debt expense of approximately $0.4 million during Fiscal 2020. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on results of operations and cash flows.

Loss of a significant customer could have a material adverse effect on our results of operations.

CAL and E-Finity accounted for approximately 15% and 12%, respectively, of our revenue for Fiscal 2021. Additionally, E-Finity accounted for 13% of net accounts receivable as of March 31, 2021. The loss of CAL, E-Finity or any other significant customer could have a material adverse effect on our results of operations and financial condition.

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

We have realized reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.

Since April 2015, we have implemented various initiatives to reduce operating costs across all functions of the Company and focus our business efforts on our most promising near-term product opportunities. As a result of these cost-cutting initiatives, which we have already undertaken over an extended period of time, we may have a more limited ability to further reduce costs to increase our liquidity should such measures become necessary. Any further reductions may have a materially negative impact on our business.

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

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate and retain qualified managerial personnel, including senior members of management. There can be no assurances that we can do so. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our Company and maintain or expand our product offerings may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition and results of operations.

In addition, our internal control systems rely on employees trained in the execution of the controls. Loss of these employees or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control.

Our operations are vulnerable to interruption by fire, earthquake, and other events beyond our control. Our executive offices, manufacturing facility, and auxiliary inventory storage facility are located in southern California. Because the southern California area is located in an earthquake-sensitive area and because we have no redundancy facility located within or outside of southern California, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. If an earthquake, fire, or other natural disaster occurs at or near our facilities, our business, financial condition, operating results and cash flow could be materially adversely affected.

Activities necessary to integrate any future acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

We may acquire other businesses in the future and the success of these transactions will depend on, among other things, our ability to develop productive relationships with the corresponding distributors and to integrate assets and personnel, if any, acquired in these transactions and to apply our internal controls processes to these acquired businesses. Future acquisitions may require us to raise financing including by issuing common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses, and become subject to litigation. The benefits of an acquisition may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies, products, and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and potential loss of, or harm to, our relationships with employees, customers, consumers and suppliers as a result of integration of new businesses. If we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Risks Related to Our Product Offerings

We depend upon the development of new products and enhancements of existing products

Our operating results depend on our ability to develop and introduce new products, enhance existing products and reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of the products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or uncompetitive. We continued to expand and develop our new hydrogen products during Fiscal 2021, which are commercially available running on a 10% hydrogen – 90% natural gas mix. Continued development towards a 100% hydrogen product will require a long time horizon and a significant amount of financial resources. There can be no assurance that we will have the resources or financial ability to develop a 100% hydrogen product.

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

We operate in a highly competitive market among competitors that have significantly greater resources than we have and we may not be able to compete effectively.

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

Overall, the market for our products is highly competitive and is changing rapidly. We believe that the primary competitive factors affecting the market for our products, including some that are outside of our control, include:

●	name recognition, historical performance and market power of our competitors;
●	product quality and performance;
●	operating efficiency;
●	product price;
●	availability, price and compatibility of fuel;
●	development of new products and features; and
●	emissions levels.

There is no assurance that we will be able to successfully compete against either current or potential competitors or that competition will not have a material adverse effect on our business, operating results, financial condition and cash flow.

Our business and financial performance depends in part on the oil and natural gas industry, where a continued movement towards clean energy and away from fossil fuels, as well as a decline in prices for oil and natural gas may have an adverse effect on our revenue, cash flows, profitability and growth.

We experienced a decrease in revenue in Fiscal 2021 and Fiscal 2020 due to declining oil prices, as well as a movement towards clean energy and away from fossil fuels, which has impacted capital expenditures in the oil and natural gas industry. We continue to be impacted by the volatility of the global oil and gas industry. If prices were to remain low or decline further, we would expect to see additional declines in our customers' spending which would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers' liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and other similar adverse effects.

Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.

As we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and economic or political instability. Our business in particular is also subject to risks relating to uncertainties and effects of the implementation of the United Kingdom’s referendum to withdraw membership from the EU (referred to as “Brexit”), including financial, legal, tax and trade implications. In addition, doing business internationally subjects us to risks relating to political or social unrest, as well as corruption and government regulation, including laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, that impose stringent requirements on how we conduct our foreign operations.

We may not be able to develop sufficiently trained applications engineering, installation and service support to serve our targeted markets.

Our ability to identify and develop business relationships with companies that can provide quality, cost-effective application engineering, installation and service can significantly affect our success. The application engineering and proper installation of our microturbines, as well as proper maintenance and service, are critical to the performance of the units. Additionally, we need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve the quality of applications, installation and service while reducing associated costs could affect the marketability of our products.

Changes in our product components may require us to replace parts held at distributors.

We have entered into agreements with some of our distributors requiring that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, we are required to replace the affected stock at no cost to the distributors. As a result, it is possible that future changes in our product technology could involve costs that have a material adverse effect on our results of operations, cash flow or financial position.

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

Risks Related to Pending Litigation and Government Regulation

We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.

Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions and occupational health and safety. Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations, requirements and approvals that may be adopted or imposed in the future. We can provide no assurances that we will be able to obtain any such approvals in a timely manner, or at all. Non-compliance with applicable regulations could have a material adverse effect on our operating results.  Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products.

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

At March 31, 2021, we had federal and state net operating loss carryforwards of approximately $592.7 million and $163.0 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, including through sales of stock by large stockholders, which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

In addition, from time to time, we may face litigation relating to intellectual property, labor, product liability, stockholder and other matters. An adverse judgment could negatively impact our financial position and results of operations, the trading price of our common stock and our ability to obtain future financing on favorable terms or at all. Whether or not resolved in a manner adverse to us, any litigation could be costly, divert management attention or result in increased costs of doing business. Further, our insurance coverage is limited for these and other claims against us, and we may not have adequate insurance or financial resources to pay for our liabilities or losses from any such claims

Risks Related to Data, Security, and Intellectual Property

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

As a manufacturer of high technology commercial products, we face security and cyber security threats, as well as the potential for business disruptions associated with information technology failures or cyber security attacks. Given the nature of our business, we collect process and retain sensitive and confidential customer and associate data, in addition to proprietary business information. Our business, including our turbines and related energy assets may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins and manipulations and similar disruptions, which may not be prevented by our efforts to secure our computer systems and assets, which include vulnerability scans and patching, network firewalls, identity and access management, data encryption, intrusion detection and prevention devices. Our cybersecurity efforts may not be able to prevent rapidly evolving types of cyber-attacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties that may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. A security breach involving confidential and proprietary data or the fleet of turbines we have deployed across the globe for our customers could damage our reputation and our ability to retain existing customers or gain new customers and impact the competitive advantages derived from our R&D efforts, the usefulness of our products and services, and ultimately our stock price.  In addition, we may incur material liabilities and remediation costs as a result of a security breach and, our insurance may not be sufficient to cover the impact to the business.  Moreover, evolving privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which became effective May 2018, establishes new individual privacy rights and imposes increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and compliance with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR could result in fines of up to €20 million. Further, a greater number of our employees are working remotely in response to the COVID-19 pandemic and related government actions, which could expose us to greater risks related to cybersecurity and our information technologies systems.

Risks Related to Ownership of Our Common Stock

We cannot be certain of the future effectiveness of our internal controls over financial reporting. If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable and timely financial reports and the value of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our management concluded that our internal controls over financial reporting were effective as of March 31, 2021. We may in the future identify material weaknesses in our internal controls over financial reporting that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our common stock could decline and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

Future issuances or sales of our common stock or exercises by holders of our outstanding warrants could lower our stock price and dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by investors that acquired such common stock, could have a material adverse effect on the market price of our common stock. We may sell up to $50.0 million of shares of our common stock in “at-the-market’ offerings pursuant to the sales agreement entered into with H.C. Wainwright & Co., LLC on June 7, 2018 and as amended on July 15, 2020 and March 29, 2021. The sale of a substantial number of shares of our common stock pursuant to the sales agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders.

We cannot predict the effect, if any, that future public sales of our common stock or the availability of additional shares of our common stock for sale will have on the market and trading price of our common stock. In addition, we currently have warrants outstanding for the purchase of up to an aggregate of 1.1 million shares of our common stock and certain of our warrant holders also have the right to require us to register under the Securities Act the shares issuable upon exercise of their warrants. In addition, some of our outstanding warrants contain anti-dilution provisions that may, under certain circumstances, increase the number of shares issuable thereunder. To the extent the warrants outstanding are fully exercised, a significant number of shares of common stock will be issued, which will result in dilution to the holders of our shares of common stock and an increase in the number of shares eligible for resale in the public market. If any of our stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

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

●	actual or anticipated variations in quarterly operating results;
●	market sentiment toward alternative energy stocks in general or toward us;
●	changes in financial estimates or recommendations by securities analysts;
●	conditions or trends in our industry or the overall economy;
●	loss of one or more of our significant customers;
●	errors, omissions or failures by third parties in meeting commitments to us;
●	changes in the market valuations or earnings of our competitors or other technology companies;
●	the trading of options on our common stock;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
●	announcements of significant market events, such as power outages, regulatory changes or technology changes;
●	changes in the estimation of the future size and growth rate of our market;
●	future equity financings;
●	the failure to produce our products on a timely basis in accordance with customer expectations;
●	the inability to obtain necessary components on time and at a reasonable cost;
●	litigation or disputes with customers or business partners;
●	capital commitments;
●	additions or departures of key personnel;
●	sales or purchases of our common stock;
●	the trading volume of our common stock;
●	developments relating to litigation or governmental investigations; and
●	further decreases in or continued low levels of oil, natural gas and electricity prices.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our common stock and sales of substantial amounts of our common stock in the market, in each case being unrelated or disproportionate to changes in our operating performance. Concerns over global stability and economic conditions in the United States and abroad have contributed to the extreme volatility of the markets which may influence the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our financial condition, results of operations and cash flow.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable independent research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts that covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 79,000 square feet of leased office space, warehouse space and assembly, test space and manufacturing facility for our recuperator cores located at 16640 Stagg Street in Van Nuys, California. This lease will expire in February 2023 and we have one five-year option to extend the term of this lease. Additionally, we lease approximately 9,216 square feet of warehouse space at 16701 Stagg Street in Van Nuys, California. This lease will expire in June 2024 and we have one five-year option to extend the term of this lease. Management believes these facilities are adequate for our current needs.

Item 3. Legal Proceedings.

Refer to Note 12 – Commitments and Contingencies – Legal matters, in the Notes to Consolidated Financial Statements for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CGRN”.

Stockholders

As of June 10, 2021, there were 245 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

On February 17, 2021, in connection with a sponsorship agreement involving an equity-based payment to a non-employee recipient, we issued 105,933 in unregistered shares of common stock of the Company worth $937,500 to the recipient. This transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipient of restricted shares of our common stock in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during Fiscal 2021, except for shares of common stock automatically withheld to cover the tax liability resulting from the vesting of restricted stock units. During Fiscal 2021, the Company automatically withheld 16,377 shares of common stock to cover the tax liability resulting from the vesting of stock units. These withheld shares of common stock are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Note Regarding Forward-Looking Statements” and Item 1A (Risk Factors) in this Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Form 10-K.

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP) and (CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines. In addition to our existing microturbine products, we offer additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product. The Company is currently exploring energy conversion options for the smaller end of the power spectrum. We will begin to manufacture modular hybrid energy stations and lithium-ion BESS to be sold either individually or combined as part of a custom microturbine-battery storage solution. We added a new Energy Storage Products business line in Fiscal 2022 and thus there has been no revenue to date.

Our goals for Fiscal 2021 were to improve cash flow, working capital, and our balance sheet generally; grow revenue through accelerating global product sales; diversify into additional market verticals and geographies; increase aftermarket sales absorption; and continue to grow our rental fleet. During Fiscal 2021 our net loss was $18.4 million and our basic and diluted net loss per share was $1.63, compared to $22.0 million and $2.70, respectively, in the same period of the previous fiscal year. Our net loss improved during Fiscal 2021 primarily because of lower overhead and operating expenses incurred as a result of implementing our COVID-19 Business Continuity Plan, as well as lower FPP costs as our reliability improved due to the reduced impact of the part defect from a supplier first identified during the first quarter of Fiscal 2019, partially offset by lower overall gross margins from lower revenue levels and increased discounting driven by the COVID-19 pandemic and loss on extinguishment of debt of $4.3 million. On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), and issued $20.0 million in additional Notes. See Note 11—Term Note Payable, in the Notes to Consolidated Financial Statements for discussion with respect to this A&R Note Purchase Agreement.

On July 15, 2020, we entered into an amended Sales Agreement with H.C. Wainwright & Co., LLC with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect the Company’s filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum number of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50,000,000, subject to certain limitations set forth in the amendment. See Note 9—Stockholders’ Equity, in the Notes to Consolidated Financial Statements for discussion with respect to the Sales Agreement.

Our products continue to gain interest in all our major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail, and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to target projects within the energy efficiency and renewable energy markets.

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

An overview of our direction, targets and key initiatives follows:

1)	Our Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. We target specific market verticals for these products.

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

The following table summarizes our product shipments by vertical markets:

	Year Ended
	March 31,
	2021	2020
Energy efficiency	61%	54%
Natural resources	25%	32%
Renewable energy	13%	14%
Critical Power Supply	—	—
Microgrid	1%	—
Transportation	—	—

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

Transportation

Our technology is also used in Hybrid Electric Vehicle (“HEV”) applications. Our customers have applied our products in HEV applications such as transit buses and Class 7 and 8 work trucks. In these applications, the microturbine acts as an onboard battery charger to recharge the battery system as needed. The benefits of microturbine-powered HEV hybrids include extended range, fuel economy gains, quieter operation, reduced emissions, and higher reliability when compared with traditional internal combustion engines.

Additionally, our technology is used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel can utilize the exhaust energy to increase the overall efficiency of the application, thereby reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Transportation is a developing market segment for us. In Fiscal 2020 and Fiscal 2021, transportation products were only for customer demonstrations. We have experienced continued development in these vertical markets and remain focused on the development of these applications.

Backlog

Net product orders were approximately $25.9 million and $33.8 million for Fiscal 2021 and Fiscal 2020, respectively. Ending backlog was approximately $29.4 million at March 31, 2021 compared to $37.7 million at March 31, 2020. Book-to-bill ratio was 1.1:1 and 1.4:1 for Fiscal 2021 and 2020, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

A portion of our backlog is concentrated in the oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

2)	Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors that resell our products to end users. We have a total of 65 distributors, OEMs and national accounts. In the United States and Canada, we currently have 10 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 55 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

Effective January 1, 2018, we launched our Distributor Support System (“DSS program”) to provide additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market verticals. This program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development and company branding and provide funding for increased strategic marketing activities. See Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional discussion of revenue recognition for this program.

3)	Service As part of our Energy as a Service business line, we provide service primarily through our global distribution network. Together with our global distribution network we offer a comprehensive factory protection plan for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Factory protection plans are generally paid quarterly in advance.

Our FPP backlog at the end of Fiscal 2021 and Fiscal 2020 was approximately $75.1 million and $82.4 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2041. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in Fiscal 2021 was approximately 32% of total revenue.

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

We are also developing a more efficient microturbine CHP system with the support of the DOE, which awarded us a grant of $5.0 million in support of this development program, of which $4.2 million was allocated to us and was used through September 30, 2015. We successfully completed the first phase of the development program on September 30, 2015 and achieved 270 kW with a prototype C250 microturbine in our development test lab. Management intends to continue with the next phase of development and commercialization after we achieve profitability. The next phase will be to continue development of the C250 product architecture, as well as the associated power electronics and software controls required for successful commercialization.

During Fiscal 2021, we continued to expand and develop our new hydrogen products. We released our first commercially available hydrogen-based combined heat and power (CHP) product, which can safely run on a 10% hydrogen-90% natural gas mix, and we are targeting a commercial release of a product that will run on a 30% hydrogen-70% natural gas mix product by March 31, 2022. In furtherance of those efforts, we are testing a 70% hydrogen-30% natural gas configuration through our research and development partnership with Argonne National Laboratory.

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

Our manufacturing designs include the use of conventional technology, which has been proven in high- volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time; however, single source suppliers with long lead times may be more challenging to transition to another supplier. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs.

We believe that effective execution in each of these key areas will be necessary to leverage our promising technology and early market leadership into achieving positive cash flow with growing market presence and improving financial performance.

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

●	Our revenue consists of sales of products, parts, accessories and service, which includes FPPs, net of discounts. Our distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectability is reasonably assured. Service revenue derived from time and materials contracts is recognized as the service is performed. FPP contracts are agreements to perform certain agreed-upon service to maintain a product for a specified period of time. Service revenue derived from FPP contracts is recognized on a straight-line basis over the contract period. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. Effective January 1, 2018, we launched our DSS program to fund additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. Service revenue derived from our DSS program is recognized on a pro rata basis as the distributors purchase our products.

●	Our inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast and also, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.
●	We provide for the estimated cost of warranties at the time revenue from sales is recognized. We also accrue the estimated costs to address reliability repairs on products no longer under warranty when, in our judgment, and in accordance with a specific plan developed by us, it is prudent to provide such repairs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts, labor and shipping to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. As we have more units commissioned and longer periods of actual performance, additional data becomes available to assess future warranty costs. When we have sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required and could be material to our financial condition, results of operations and cash flow. During Fiscal 2021, we recorded a specific $4.9 million warranty reserve related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect.
●	Trade accounts receivable are recorded at the invoiced amount and typically non-interest bearing. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and other accounts receivable allowances. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.
●	We have a history of unprofitable operations. These losses generated significant federal and state net operating loss (“NOL”) carryforwards. We record a valuation allowance against the net deferred income tax assets associated with these NOLs if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Because of the uncertainty surrounding the timing of realizing the benefits of our favorable tax attributes in future income tax returns, a valuation allowance has been provided against all of our net deferred income tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes, primarily foreign and state taxes. It is possible, however, that we could be profitable in the future at levels, which could cause management to determine that it is more likely than not that we will realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the amount of net deferred tax assets that are expected to be realized. Such adjustment would increase income in the period that the determination was made.
●	We evaluate the carrying value of long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized and the loss is measured by the difference between the carrying value and the estimated fair value of the asset group. The estimated fair value of the assets is determined using the best information available. On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Intangible assets include a manufacturing license, technology, backlog, and customer relationships. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives. We performed an analysis as of March 31, 2021 and determined that there was no impairment. See Note 5—Intangible Assets in the Notes to Consolidated Financial Statements.
●	We recognize stock-based compensation expense associated with stock options in the statement of operations. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model.

The use of Black-Scholes model requires us to make estimates of the following assumptions:

●	Expected volatility—The estimated stock price volatility was derived based upon our actual historic stock prices over the expected option life, which represents our best estimate of expected volatility.
●	Expected option life—The expected life, or term, of options granted was derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding.
●	Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

The amount of stock-based compensation cost is recorded on a straight-line basis over the vesting period.

Results of Operations

Year Ended March 31, 2021 Compared to Year Ended March 31, 2020

Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been amended in the Consolidated Statements of Operations and the related notes to the consolidated financial statements. Comparative figures have been adjusted to conform to the current year’s presentation. The items were reclassified as follows (in thousands):

	Previously Reported		After Reclassification
	Year Ended March 31, 2020		Year Ended March 31, 2020
Product, accessories and parts	$48,143	Product and accessories	$35,338
Service	20,783	Parts and service	33,588
Total revenue	$68,926	Total revenue	$68,926

The following table summarizes our revenue by geographic markets (amounts in millions):

	Year Ended March 31,
	2021	2020
	Revenue	Revenue
United States and Canada	$32.8	$32.2
Europe and Russia	17.2	16.5
Latin America	7.2	9.1
Asia and Australia	9.3	8.6
Middle East and Africa	1.1	2.5
Total	$67.6	$68.9

Revenue for Fiscal 2021 decreased $1.3 million, or 2%, to $67.6 million from $68.9 million for Fiscal 2020. The change in revenue for Fiscal 2021 compared to Fiscal 2020 included decreases in revenue of $1.9 million from the Latin American markets and $1.4 million from the Middle East and African markets. These overall decreases in revenue were offset by increases in revenue of $0.7 million from the European and Russian markets, $0.7 million from the Asian and Australian markets, and $0.6 million from the United States and Canadian markets. The slight decrease in revenue in all geographic markets during Fiscal 2021 compared to the same period the previous year was primarily because of (i) lower parts revenue due to the COVID-19 pandemic, which affected the timing of customer demand for our products; (ii) as well as weakness in the oil and gas market as a result of a decline in oil prices and (iii) continued movement towards clean energy and away from fossil fuels, which impacted capital expenditures in the natural resources market during Fiscal 2021.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2021			2020
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$34.1	33.5	234	$33.8	33.2	214
Accessories	2.4			1.5
Total Product and Accessories	36.5			35.3

Parts and Service	31.1			33.6
Total	$67.6			$68.9

For Fiscal 2021, revenue from microturbine products and accessories increased $1.2 million, or 3%, to $36.5 million from $35.3 million for Fiscal 2020. The increase in revenue was primarily because of an increase in product volume and a strengthening of the United States and Canadian markets compared to the same period last year. Megawatts shipped during Fiscal 2021 increased 0.3 megawatts, or 1%, to 33.5 megawatts from 33.2 megawatts during Fiscal 2020. Average revenue per megawatt shipped was approximately $1.0 million in both Fiscal 2021 and 2020. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue.

Parts and service revenue for Fiscal 2021 decreased $2.5 million, or 7%, to $31.1 million from $33.6 million for Fiscal 2020. The decrease in revenue was primarily a result of lower parts revenue due to COVID-19 shutdowns and movement restrictions in all of our global markets, partially offset by higher service revenue due to increases in our Energy as a Service business line, which includes revenue from our FPP contracts and other service revenue.

Sales to CAL and E-Finity accounted for 15% and 12%, respectively, of our revenue for the fiscal year ended March 31, 2021. Sales to E-Finity accounted for 12% of our revenue for the year ended March 31, 2020.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was approximately $6.9 million, or 10% of revenue, for Fiscal 2021, compared to gross margin of $9.1 million, or 13% of revenue, for Fiscal 2020. The decrease in gross margin of $2.2 million during Fiscal 2021 compared to Fiscal 2020 was primarily because of an incremental increase of $5.3 million in warranty expense, partially offset by a $1.0 million increase in our direct material costs margin, a decrease in production and service center labor and overhead expense of $1.7 million, and lower inventory charges of $0.4 million. Management continues to implement initiatives to improve gross margin in Fiscal 2022 by further reducing manufacturing overhead and direct material costs and improving product performance as we work to achieve profitability.

Direct material costs margin, calculated as total revenue less our direct material costs, increased $1.0 million during Fiscal 2021 compared to Fiscal 2020 primarily because of higher product margin due to higher volume.

The increase in warranty expense of $5.3 million during Fiscal 2021 compared to Fiscal 2020 was primarily due to the establishment of a reserve related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect.

Production and service center labor and overhead expense decreased $1.7 million during Fiscal 2021 compared to Fiscal 2020 primarily because of decreases of approximately $1.1 million in labor costs from our COVID-19 Business Continuity Plan actions, $0.7 million in facilities costs, $0.3 million in consulting expense, $0.3 million in supplies expense and $0.1 million in import tax costs, partially offset by $0.8 million in overhead allocated to finished goods inventory.

Inventory charges decreased $0.4 million during Fiscal 2021 compared to Fiscal 2020 primarily as the result of a decrease in the provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2021	2020
Gross Margin
Product and accessories	$(5.5)	$—
As a percentage of product and accessories revenue	(15)%	—%

Parts and service	$12.4	$9.1
As a percentage of parts and service revenue	40%	27%

Total Gross Margin	$6.9	$9.1
As a percentage of total revenue	10%	13%

Product and accessories gross margin decreased $5.5 million during Fiscal 2021 compared to Fiscal 2020 primarily due to: (i) the establishment of a warranty reserve to replace high-risk parts in fielded units affected by sub-optimal parts initially provided by a former strategic parts supplier; (ii) a decrease in volume of product shipments from weakness in the oil and gas market due to a decline in oil price; (iii) the continued movement towards clean energy and away from fossil fuels, which impacted capital expenditures in the natural resources market during Fiscal 2021; and (iv) the COVID-19 pandemic, which has affected the timing of customer demand for our products compared to the same period last year. Parts and service gross margin improved $2.5 million during Fiscal 2021 compared to Fiscal 2020 primarily due to lower FPP costs as our reliability improves as we work through the part defect from a supplier first identified during the first quarter of Fiscal 2019.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (15)% during Fiscal 2021 from 0% during Fiscal 2020, primarily driven by the warranty reserve mentioned above. Parts and service gross margin as a percentage of parts and service revenue improved to 40% for Fiscal 2021 compared to 27% for Fiscal 2020 primarily due to Fiscal 2020 being burdened by higher FPP costs as we worked through the part defect from a supplier identified during the first quarter of Fiscal 2019.

Research and Development Expenses (“R&D”)  R&D expenses for Fiscal 2021 decreased $1.2 million, or 34%, to $2.4 million from $3.6 million for Fiscal 2020, as a result of lower costs from our COVID-19 Business Continuity Plan.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2021 decreased $3.8 million, or 17%, to $18.4 million from $22.2 million for Fiscal 2020. The net decrease in SG&A expenses was primarily due to cost savings from our COVID-19 Business Continuity Plan which comprised of decreases of approximately $1.5 million in labor costs, $1.1 million in travel and entertainment expense, $0.1 million in consulting expense and $0.1 million in supplies expense, additionally there was a $1.0 million decrease in facilities costs driven by our consolidation of facilities.

Interest Expense  Interest expense for Fiscal 2021 and 2020 were each $5.2 million. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Loss on Extinguishment of Debt   We recognized a loss on extinguishment of debt of approximately $4.3 million during Fiscal 2021. The loss on extinguishment of debt comprised of the write-off of approximately $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender, and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million.

Income Tax Provision Income tax expense increased $6,000, or 50%, to $19,000 during Fiscal 2021 from $12,000 during Fiscal 2020. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of -0.1% differs from the federal and state blended statutory rate of approximately 23.2% primarily as a result of maintaining a full valuation allowance against net deferred tax assets. At March 31, 2021, we had federal and state net operating loss carryforwards of approximately $592.7 million and $163.0 million, respectively, which may be utilized to reduce future taxable income, subject to any limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $159.7 million at March 31, 2021 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2020, the net deferred tax asset was fully reserved.

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

(In thousands, except per share data)

	Year Ended March 31, 2021				Year Ended March 31, 2020
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Revenue	$17,862	$20,676	$14,906	$14,193	$11,560	$17,383	$20,740	$19,244
Cost of goods sold	20,413	17,204	12,344	10,820	11,102	14,755	17,659	16,379
Gross margin	(2,551)	3,472	2,562	3,373	458	2,628	3,081	2,865
Operating expenses:
R&D	714	735	599	370	838	972	900	938
SG&A	5,158	4,816	4,872	3,546	5,195	5,280	5,499	6,237
Loss from operations	(8,423)	(2,079)	(2,909)	(543)	(5,575)	(3,624)	(3,318)	(4,310)
Net loss (1)	$(4,757)	$(7,595)	$(4,212)	$(1,823)	$(6,950)	$(4,907)	$(4,448)	$(5,593)
Net loss per common share—basic and diluted (1)	$(0.39)	$(0.69)	$(0.38)	$(0.17)	$(0.74)	$(0.59)	$(0.59)	$(0.77)

(1)	Loss per-share amounts for all periods has been retroactively adjusted to reflect the Company’s 1-for-10 reverse stock split, which was effective October 21, 2019.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balances increased $34.4 million during Fiscal 2021, compared to a decrease of $14.6 million during Fiscal 2020. The increase in cash and cash equivalents during Fiscal 2021 compared to the decrease in cash and cash equivalents during Fiscal 2020 was primarily the result of net cash of $19.0 million received from the issuance of $20.0 million in additional senior secured notes under the A&R Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman Sachs”) entered into during the third quarter of Fiscal 2021, net cash proceeds from the sale of our common stock of approximately $15.9 million after deducting commissions paid of approximately $0.5 million and approximately $2.0 million net cash received from the PPP Loan after deducting amounts subsequently repaid, entered into in the first quarter of Fiscal 2021, as described below. Additionally, during the fourth quarter of Fiscal 2021, we received a financial settlement in the amount of $5.0 million arising out of claims pursued in confidential arbitration with such former strategic parts supplier.

During Fiscal 2022, in addition to funding our operations and sustaining capital expenditures, our significant cash requirements include approximately $8.0 million to build our long-term rental fleet to 21.1 MW in accordance with covenants in our Note Purchase Agreement with Goldman Sachs, approximately $5.0 million in interest payments to service the Goldman Sachs Notes, and approximately $5.0 million to replace high-risk parts in fielded units affected by the sub-optimal parts initially provided by the former strategic parts supplier.

On October 1, 2020, we entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”) with respect to our existing $30.0 million in outstanding Notes (as defined below) issued to Goldman Sachs. The A&R Note Purchase Agreement amended and restated that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, the Collateral Agent and the other parties party thereto. Under the A&R Note Purchase Agreement, we issued $20.0 million in additional Notes. We received net cash proceeds of $19.0 million after deducting a $1.0 million facility fee paid to the lender. The entire principal amount of the Notes is due and payable on October 1, 2023. As of March 31, 2021, $51.0 million in borrowing were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment.

On April 24, 2020, we received an unsecured loan in the principal amount of $2,610,200 from Western Alliance Bank, an Arizona corporation under the Small Business Administration Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “PPP Loan”) and on May 13, 2020, we repaid $660,200 of the PPP Loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs. On March 23, 2020 the Company enacted the Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed approximately 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. Our Leadership Team volunteered to take a 25% temporary salary cut. In addition, approximately 25 other top Company managers volunteered to take a similar 15% reduction in salary and the Board voted to take a temporary 25% reduction in base cash retainer. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, we eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, we had a limited production capability of new microturbine products but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020, for shipment during this period of suspended production. On September 28, 2020 salaries were returned to 100% and remaining furloughed employees returned to work. Our vendor supply chain has been impacted by the pandemic; however, we have been able to maintain sufficient supply flow to continue operations of the date hereof. We believe these programs will supplement our current and future available capital resources.

Operating Activities During Fiscal 2021, net cash provided by operating activities was $1.7 million, consisting of a net loss for the period of $18.4 million, offset by cash provided from working capital of $6.4 million and non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $13.7 million. During Fiscal 2020, net cash used in operating activities was $19.7 million, consisting of a net loss for the period of $21.9 million and cash used for working capital of $4.0 million, offset by non-cash adjustments of $6.2 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2021	2020
Net loss	$(18,387)	$(21,898)
Non-cash operating activities(1)	13,678	6,160
Changes in operating assets and liabilities:
Accounts receivable	(4,125)	(449)
Inventories	8,702	(1,499)
Accounts payable and accrued expenses	4,652	(2,567)
Prepaid expenses, other current assets and other assets	653	1,215
Other changes in operating assets and liabilities	(3,472)	(660)
Net cash provided by (used in) operating activities	$1,701	$(19,698)

(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during Fiscal 2021 compared to Fiscal 2020 was primarily driven by the loss on extinguishment of debt accounting resulting from entering into the A&R Note Purchase Agreement with Goldman Sachs during Fiscal 2021. Additionally, contributing to the change was warranty expense during Fiscal 2021 as a result of the warranty reserve established related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect. The change in accounts receivable during Fiscal 2021 was primarily the result of lower collections from certain customers, compared to Fiscal 2020. The change in inventory was primarily the result of a decrease in both raw materials and finished goods during Fiscal 2021, as we continued to manage inventory alongside the decreases in revenue as a result of the COVID-19 pandemic. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during Fiscal 2021 compared to Fiscal 2020. The change in other operating assets and liabilities during the Fiscal 2021 compared to Fiscal 2020, was primarily the result of decreases in deferred revenue attributable to FPP contracts, customer deposits and our DSS program.

Investing Activities  Net cash used in investing activities of $3.2 million and $4.2 million during Fiscal 2021 and 2020, respectively, related primarily to the additions of our rental fleet of approximately $2.4 million and $3.2 million, respectively. The remaining amounts were primarily for sustaining our production and facilities.

Financing Activities During Fiscal 2021, we generated approximately $36.0 million in cash from financing activities compared to cash generated during Fiscal 2020 of approximately $9.2 million. The funds generated from financing activities during the fiscal year ended March 31, 2021 were primarily the result of $19.0 million in net proceeds from our A&R Note Purchase Agreement with Goldman Sachs, net borrowings under the PPP Loan, as well as $15.9 million in proceeds from the at-the-market offering program described below. The funds generated from financing activities during Fiscal 2020 were primarily the result of proceeds from the September 2019 registered direct offering and proceeds from the at-the-market offering program described below.

At-the-market offerings

On June 7, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During Fiscal 2021, we issued approximately 2.0 million shares of our common stock under the ATM program and the net proceeds to us from the sale of our common stock were approximately $15.9 million after deducting commissions paid of approximately $0.5 million. During our fourth fiscal quarter ended March 31, 2021, we issued 1,242,253 shares of our common stock under the ATM program and the net proceeds to us were approximately $14.5 million after deducting commissions paid of approximately $0.5 million. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our common stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect the Company’s filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our common stock that we may offer and sell through or to H.C. Wainwright at $50.0 million, subject to certain limitations set forth in the amendment. As of March 31, 2021, approximately $3.9 million remained available for issuance with respect to this ATM Program. As of April 14, 2021, upon the effectiveness of the Registration Statement on Form S-3, approximately $50.0 Million remained available for issuance with respect to this ATM Program.

Warrants

Series A Warrants

As of March 31, 2021, there were 271,875 Series A warrants outstanding. 217,875 Series A warrants were issued with an exercise price of $25.50 per share of common stock, are exercisable into an aggregate amount of up to 217,875 shares of our common stock, and have an expiration date of October 25, 2021. 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of common stock, are exercisable into an aggregate amount of up to 54,000 shares of our common stock, and have an expiration date of April 22, 2021. As of March 31, 2021, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.15 per share of common stock.

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for shares of our common stock (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). Our common stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As of March 31, 2021, the Holder may purchase shares of the Company’s common stock in an aggregate amount of up to 463,067 shares at an exercise price of $2.61.

Goldman “2020 Warrant”

On October 1, 2020, the Company entered into an Amendment No. 3 to the Purchase Warrant for shares of our common stock (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended that certain Purchase Warrant for shares of our common stock originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). As of March 31, 2021, the holder may purchase shares of the Company’s common stock in an aggregate amount of up to 291,295 shares at an exercise price of $4.76.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of common stock, which represent 75% of the number of shares of common stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants are exercisable for shares of common stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of common stock. As of March 31, 2021, there were 75,000 Series D warrants outstanding at an exercise price of $6.12.

There were no stock options exercised during Fiscal 2021 and 2020. Repurchases of shares of our common stock for employee taxes due upon vesting of restricted stock units, net of employee stock purchases, resulted in approximately $0.1 million of net cash used during Fiscal 2021 and 2020.

Three-year Term Note  On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time , in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020,  pursuant to A&R Note Purchase Agreement, we increased the amount of borrowing under the Notes by $20.0 million to $50.0 million, and all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of March 31, 2021, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 13, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million.  As of March 31, 2021, we were in compliance with the covenants contained in the A&R Note Purchase Agreement.

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

In January 2021, management applied for forgiveness on the PPP Loan. Management will account for forgiveness on the PPP Loan in accordance with ASC 470 and record a gain on extinguishment of debt on its condensed consolidated financial statements and related footnote disclosures, provided forgiveness be approved by the SBA. In February 2021, the Company applied for forgiveness of the original balance in full and is awaiting for review and approval. No assurance can be provided that forgiveness of any portion of the PPP loan will be obtained.

Working Capital Cash provided from working capital was $6.4 million during Fiscal 2021, an improvement of $10.4 million from the cash used for working capital of $4.0 million during Fiscal 2020. These decreases in cash used for working capital and other operating assets and liabilities were primarily due to reductions in inventory and accounts payable payments, partially offset by an increase in accounts receivable and changes in customer deposits.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2021 consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, and ongoing global geopolitical tensions. We incurred a net loss of $18.4 million and provided cash from operating activities of $1.7 million during the Fiscal 2021. Our working capital requirements during Fiscal 2021 were in-line with management’s expectations, which included reductions in inventory and accounts payable primarily due to our lower revenue levels. Our net loss improved during Fiscal 2021 primarily due to reduced overhead and operating expenses resulting from our COVID-19 Business Continuity Plan, as well as reduced FPP costs as our reliability improved due to the reduced impact of the part defect from a supplier first identified during the first quarter of Fiscal 2019. As of March 31, 2021, we had cash and cash equivalents of $49.5 million, and outstanding debt of $51.0 million at fair value (see Note 11–Term Note Payable in the Notes to the Consolidated Financial Statements for further discussion of the outstanding debt).

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

Our accounts receivable balance, net of allowances, was $20.6 million and $16.2 million as of March 31, 2021 and 2020, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased to 105 days as of March 31, 2021, compared to 85 days as of March 31, 2020 due to delayed collections in all markets due to the COVID-19 pandemic and the weakening oil and gas markets. We recorded net bad debt recovery of approximately $0.2 million and net bad debt expense of approximately $0.4 million, for Fiscal 2021 and 2020, respectively. Our allowance for doubtful accounts, was $0.3 million and $0.7 million as of March 31, 2021 and 2020, respectively.

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

Impact of Recently Issued Accounting Standards

Refer to Note 2 – Summary of Significant Accounting policies in the Notes to Consolidated Financial Statements for information regarding new accounting standards.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements included in this Form 10-K beginning at page F-1 are incorporated in this Item 8 by reference.

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

In connection with the preparation of this Form 10-K for the fiscal year ended March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2021 and provided reasonable assurance that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms prescribed by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information required by this Item will be included in the Company’s 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end Fiscal 2021.

Delinquent Section 16(a) Reports

The information required regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act will be included in the Company’s 2021 Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Firm Fees and Services.

The information required by this Item will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. and 2. Financial statements and financial statement schedule

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Report. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The exhibits filed as part of this Form 10-K are set forth on the Exhibit Index immediately preceding the signatures of this Form 10-K. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary.

Not applicable.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Capstone Green Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Green Energy Corporation (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit[s] to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts Receivable Allowances

Description of Matter

As described in Note 2 to the consolidated financial statements, management maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances.

The principal considerations for our determination that performing procedures relating to the accounts receivable allowances is a critical audit matter are (i) the significant judgement by management when determining the estimate for the accounts receivable allowances; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate and significant assumptions related to the customers continued ability to make required payments.

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for determining the accounts receivable allowances. Procedures related to management’s estimate included evaluating the appropriateness of the method used by management, the completeness, accuracy, and relevance of underlying data used in the estimate, and the reasonableness of significant assumptions used by management in estimating the customers continued ability to make required payments. Evaluating management’s assumptions relating to customers’ credit worthiness, historical payment experience with the customer, and the customers’ new business opportunities.

Extended Warranty – Powerhead Failure

Description of Matter

As described in Note 6 to the consolidated financial statements, management accrued an extended warranty to account for the replacement of high risk failure parts in fielded systems due to a supplier defect. Management’s estimate of this extended warranty liability is generally affected by historical failure rates within a certain population of components, repair costs, and the point of failure within the product life cycle.

The principal considerations for our determination that performing procedures relating to the extended warranty liability is a critical audit matter are (i) the significant judgement by management when determining the estimate for the extended warranty liability; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate and significant assumptions related to historical failure rates, repair costs, and the point of failure within the product life cycle.

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for determining the extended warranty liability. Procedures related to management’s estimate included evaluating the appropriateness of the method used by management, the completeness, accuracy, and relevance of underlying data used in the warranty estimate, and the reasonableness of significant assumptions used by management in estimating the extended warranty liability related to the component failure rates, repair costs, and the point of failure within the product life cycle. Evaluating management’s assumptions relating to the component failure rates, repair costs, and the point of failure within the product life cycle involved evaluating whether the assumptions were reasonable considering historical product experience of the Company.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Costa Mesa, California

June 11, 2021

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$49,533	$15,068
Accounts receivable, net of allowances of $314 at March 31, 2021 and $703 at March 31, 2020	20,593	16,240
Inventories, net	11,829	21,460
Prepaid expenses and other current assets	4,953	3,987
Total current assets	86,908	56,755
Property, plant, equipment and rental assets, net	9,630	7,749
Non-current portion of inventories	1,845	1,221
Other assets	7,639	8,230
Total assets	$106,022	$73,955
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$19,767	$15,000
Accrued salaries and wages	1,889	1,644
Accrued warranty reserve	5,850	1,934
Deferred revenue	6,374	7,898
Current portion of notes payable and lease obligations	576	477
Total current liabilities	34,456	26,953
Deferred revenue - non-current	765	944
Term note payable, net	52,865	27,963
Long-term portion of notes payable and lease obligations	4,762	5,074
Total liabilities	92,848	60,934
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 12,898,144 shares issued and 12,824,190 shares outstanding at March 31, 2021; 10,286,366 shares issued and 10,228,789 shares outstanding at March 31, 2020	13	10
Additional paid-in capital	934,381	915,755
Accumulated deficit	(919,271)	(900,869)
Treasury stock, at cost; 73,954 shares at March 31, 2021 and 57,577 shares at March 31, 2020	(1,949)	(1,875)
Total stockholders’ equity	13,174	13,021
Total liabilities and stockholders' equity	$106,022	$73,955

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 31,
	2021	2020
Revenue:
Product and accessories	$36,517	$35,338
Parts and service	31,119	33,588
Total revenue	67,636	68,926
Cost of goods sold:
Product and accessories	42,025	42,273
Parts and service	18,756	17,622
Total cost of goods sold	60,781	59,895
Gross margin	6,855	9,031
Operating expenses:
Research and development	2,417	3,649
Selling, general and administrative	18,391	22,211
Total operating expenses	20,808	25,860
Loss from operations	(13,953)	(16,829)
Other income	4,993	133
Interest income	30	8
Interest expense	(5,156)	(5,198)
Loss on debt extinguishment	(4,282)	—
Loss before provision for income taxes	(18,368)	(21,886)
Provision for income taxes	19	12
Net loss	(18,387)	(21,898)
Less: Deemed dividend on purchase warrant for common shares	15	87
Net loss attributable to common stockholders	$(18,402)	$(21,985)

Net loss per common share attributable to common stockholders—basic and diluted	$(1.63)	$(2.70)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	11,280	8,150

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2019	7,216,910	$7	$903,803	$(878,884)	26,239	$(1,772)	$23,154
Purchase of treasury stock	—	—	—	—	31,338	(103)	(103)
Vested restricted stock awards	73,983	—	102	—	—	—	102
Stock-based compensation	—	—	913	—	—	—	913
Exercise of employee stock purchases	522	—	3	—	—	—	3
Stock awards to Board of Directors	26,315	—	(24)	—	—	—	(24)
Issuance of common stock, net of issuance costs	2,528,636	2	10,580	—	—	—	10,582
Warrants exercised	440,000	1	—	—	—	—	1
Change in warrants valuation	—	—	291	—	—	—	291
Deemed dividend on purchase warrant for common shares	—	—	87	(87)	—	—	—
Net loss	—	—	—	(21,898)	—	—	(21,898)
Balance, March 31, 2020	10,286,366	10	915,755	(900,869)	57,577	(1,875)	13,021
Purchase of treasury stock	—	—	—	—	16,377	(74)	(74)
Vested restricted stock awards	71,767	—	74	—	—	—	74
Stock-based compensation	—	—	937	—	—	—	937
Stock awards to Board of Directors	57,098	—	(38)	—	—	—	(38)
Issuance of common stock, net of issuance costs	2,130,634	3	16,778	—	—	—	16,781
Warrants issued	—	—	761	—	—	—	761
Warrants exercised	352,279	—	—	—	—	—	—
Change in warrants valuation	—	—	99	—	—	—	99
Deemed dividend on purchase warrant for common shares	—	—	15	(15)	—	—	—
Net loss	—	—	—	(18,387)	—	—	(18,387)
Balance, March 31, 2021	12,898,144	$13	$934,381	$(919,271)	73,954	$(1,949)	$13,174

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(18,387)	$(21,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,452	1,616
Amortization of financing costs and discounts	623	1,155
Amortization of right-of-use assets	378	870
Loss on debt extinguishment	4,282	—
Provision for (reduction in) accounts receivable allowances	(228)	431
Inventory provision	305	564
Provision for warranty expenses	5,930	594
(Gain) loss on disposal of equipment	(1)	17
Stock-based compensation	937	913
Changes in operating assets and liabilities:
Accounts receivable	(4,125)	(449)
Inventories	8,702	(1,499)
Prepaid expenses, other current assets and other assets	653	1,215
Accounts payable and accrued expenses	4,652	(2,567)
Accrued salaries and wages and long term liabilities	245	8
Accrued warranty reserve	(2,014)	(1,274)
Deferred revenue	(1,703)	606
Net cash provided by (used in) operating activities	1,701	(19,698)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(3,209)	(4,207)
Net cash used in investing activities	(3,209)	(4,207)
Cash Flows from Financing Activities:
Net proceeds from term note payable	20,833	—
Repayment of notes payable and lease obligations	(691)	(613)
Cash used in employee stock-based transactions	(74)	(100)
Net proceeds from issuance of common stock and warrants	15,905	9,959
Net cash provided by financing activities	35,973	9,246
Net increase (decrease) in Cash and Cash Equivalents	34,465	(14,659)
Cash and Cash Equivalents, Beginning of Year	15,068	29,727
Cash and Cash Equivalents, End of Year	$49,533	$15,068
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,287	$3,603
Income taxes	$14	$17
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$36	$72
Renewal of insurance contracts which was financed by notes payable	$593	$700
Deemed dividend	$15	$87

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

Capstone Green Energy Corporation (“Capstone”, “We” or the “Company”) is a provider of customized microgrid solutions and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals.  These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. In April 2021, we added additional products to our portfolio and shifted our focus to four key business lines. Our Energy Conversion Products business lines is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through our Energy as a Service business line, we offer rental solutions utilizing our microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. Our two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. Our Energy Storage Products business line designs and installs microgrid storage systems creating customized solutions using a combination of battery technologies and monitoring software. Through our Hydrogen Energy Solutions business line, we offer customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are new offerings, Energy Storage Products and Hydrogen Energy Solutions revenue has been immaterial to date.  The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

On April 22, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Company for the sole purpose of changing the Company’s name to Capstone Green Energy Corporation effective as of 12:01 a.m. Eastern Time on April 22, 2021 (the “Corporate Name Change”).  In addition, the Company amended and restated its Fourth Amended and Restated Bylaws, effective as of April 22, 2021, solely to reflect the Corporate Name Change.

This Annual Report on Form 10-K (this “Form 10-K”) refers to the Company’s fiscal years ended March 31 as its “Fiscal” years.

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

Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been amended in the Consolidated Statements of Operations and the related notes to the consolidated financial statements. Comparative figures have been adjusted to conform to the current year’s presentation. The items were reclassified as follows (in thousands):

	Previously Reported		After Reclassification
	Year Ended March 31, 2020		Year Ended March 31, 2020
Product, accessories and parts	$48,143	Product and accessories	$35,338
Service	20,783	Parts and service	33,588
Total revenue	$68,926	Total revenue	$68,926

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

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

Accounts Receivable  Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances. Changes in the accounts receivable allowances are as follows (in thousands):

Balance, March 31, 2019	$5,298
Reductions charged to costs and expenses	431
Bad debt write-off	(5,026)
Balance, March 31, 2020	$703
Additions charged to costs and expenses	(228)
Bad debt write-off	(161)
Balance, March 31, 2021	$314

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

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2021 and determined that no impairment was necessary. See Note 5—Intangible Assets.

Deferred Revenue  Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company’s revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Comprehensive factory protection plan service contracts require payment at the beginning of the contract period. Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. These payments are treated as a contract liability and are classified in deferred revenue in the Consolidated Balance Sheets. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Operations. The deferred revenue relating to the annual maintenance service contracts is recognized in the Consolidated Statement of Operations on a straight line basis over the expected term of the contract.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of March 31, 2021, the FPP backlog was approximately $75.1 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2041.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. There were no offsets to R&D during Fiscal 2021 and 2020.

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

Risk Concentrations  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2021, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $48.6 million as of March 31, 2021. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to CAL and E-Finity accounted for 15% and 12%, respectively, of the Company’s revenue for Fiscal 2021. Sales to E-Finity accounted for 12% of Company’s revenue for Fiscal 2020. Additionally, E-Finity accounted for 13% and 14% of net accounts receivable as of March 31, 2021 and March 31, 2020, respectively.

The Company recorded net bad debt recovery of $0.2 million and net bad debt expense of $0.4 million for Fiscal 2021 and 2020, respectively.

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

Net Loss Per Common Share  Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options and restricted stock units at March 31, 2021 and 2020 were 0.5 million and 0.3 million, respectively. As of

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021 and 2020, the number of warrants excluded from diluted net loss per common share computations was approximately 1.1 million and 1.5 million, respectively.

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

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these consolidated financial statements for Fiscal 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s Fiscal 2021 consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $18.4 million and provided cash from operating activities of $1.7 million during Fiscal 2021. The Company’s working capital requirements during Fiscal 2021 were in-line with management’s expectations, which included reductions in inventory and accounts payable primarily due our lower revenue levels. The Company’s net loss improved during Fiscal 2021 primarily due to reduced overhead and operating expenses resulting from the Company’s COVID-19 Business Continuity Plan described below, as well as reduced FPP costs as the Company’s reliability improved due to the reduced impact of the part defect from a supplier first identified during the first quarter of Fiscal 2019. As of March 31, 2021, the Company had cash and cash equivalents of $49.5 million, and outstanding debt of $51.0 million at fair value (see Note 11–Term Note Payable for further discussion of the outstanding debt).

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due over the next twelve months from the date of issuance of these consolidated financial statements. The Company’s ability to continue current operations and to execute on management’s plan is dependent on its ability to generate sufficient cash flows from operations. Management believes that the Company will continue to make progress on its path to profitability by continuing to maintain low operating expenses and develop its geographical and vertical markets. The Company may seek to raise funds by selling additional securities (through the at-the-market offering or otherwise) to the public or to selected investors or by obtaining additional debt financing. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may include rights, preferences or privileges senior to those of the holders of its common stock.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under debt agreements as further described in Note 11-Term Note Payable, the Company will be able to meet its financial obligations as they become due over at least the next twelve months from the date of issuance of the Company’s Fiscal 2021 consolidated financial statements.

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

On March 23, 2020 the Company enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Leadership Team volunteered to take a 25% temporary salary cut. In addition, 25 other top Company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1, 2020, most with the 15% voluntary salary cuts, with others returning in a staggered manner through the end of September 2020. Additionally, in March 2020, the Board voted to take a temporary 25% reduction in base cash retainer in support of the Company’s Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, the Company eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, the Company had limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020 for shipment during this period of suspended production. On September 28, 2020 salaries were returned to 100% and remaining furloughed employees returned to work. The Company’s vendor supply chain has also been impacted by the pandemic; however, the Company has been able to maintain sufficient supply flow to continue operations.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2021	2020
United States	$32,502	$31,082
Mexico	3,931	2,361
All other North America	321	1,145
Total North America	36,754	34,588
Russia	3,577	3,653
All other Europe	13,659	12,858
Total Europe	17,236	16,511
Asia	6,087	4,074
Australia	3,165	4,559
All other	4,394	9,194
Total Revenue	$67,636	$68,926

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended March 31,
	2021	2020
C30	$1,607	$1,518
C65	10,756	9,366
C200	3,603	3,880
C600	7,913	7,204
C800	3,069	3,253
C1000	7,173	8,340
Unit upgrades	—	229
Microturbine Products	$34,121	$33,790
Accessories	2,396	1,548
Total Product and Accessories	36,517	35,338
Parts and Service	31,119	33,588
Total Revenue	$67,636	$68,926

Substantially all of the Company’s operating assets are in the United States.

Impact of Recently Issued Accounting Standards

Not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles of ASC 740 in order to simplify the complexities of its application. These changes include eliminations to the exceptions for intraperiod tax allocation, recognizing deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods, among others. The effective date of this guidance for public companies is for fiscal years, and interim period within those fiscal years, beginning after December 15, 2020. The Company does not anticipate the adoption will have a material impact on its financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management considers the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed were assessed and determined by management to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.

3. Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	March 31,	March 31,
	2021	2020
Raw materials	$15,755	$20,672
Work in process	(30)	3
Finished goods	—	4,820
Total	15,725	25,495
Less: inventory reserve	(2,051)	(2,814)
Less: non-current portion	(1,845)	(1,221)
Total inventory, net-current portion	$11,829	$21,460

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation, but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of March 31, 2021 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2021 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$785
25 to 36 months	1,060
Total	$1,845

4. Property, Plant and Equipment

Property, plant, equipment and rental assets consisted of the following (in thousands):

	March 31,	March 31,
	2021	2020
Machinery, equipment, automobiles and furniture	$15,523	$15,115
Leasehold improvements	8,069	7,857
Molds and tooling	3,192	3,101
Rental assets	8,378	5,986
	35,162	32,059
Less: accumulated depreciation	(25,532)	(24,310)
Total property, plant, equipment and rental assets, net	$9,630	$7,749

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $1.3 million for Fiscal 2021 and 2020.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets

Intangible assets, net of amortization include intellectual property such as manufacturing licenses providing the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”) and were fully amortized as of March 31, 2021 and March 31, 2020. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $27,400 and $26,400 were earned by Solar for Fiscal 2021 and 2020, respectively. Earned royalties of approximately $53,800 and $52,500 were unpaid as of March 31, 2021 and 2020, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.

Amortization expense for the intangible assets was $0.1 million and $0.2 million for Fiscal 2021 and 2020, respectively.

6. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve are as follows (in thousands):

	March 31,	March 31,
	2021	2020
Balance, beginning of the period	$1,934	$2,614
Standard warranty provision	985	594
Accrual related to reliability repair programs	4,945	—
Deductions for warranty claims	(2,014)	(1,274)
Balance, end of the period	$5,850	$1,934

During the fourth quarter of Fiscal 2021, we recorded a specific $4.9 million accrual related to reliability repair programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect.

7. Revenue Recognition

The following table presents disaggregated revenue by business group (in thousands):

	Year Ended March 31,
	2021	2020
Microturbine Products	$34,121	$33,790
Accessories	2,396	1,548
Total Product and Accessories	36,517	35,338
Parts and Service	31,119	33,588
Total Revenue	$67,636	$68,926

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2021	2020
United States	$32,502	$31,082
Mexico	3,931	2,361
All other North America	321	1,145
Total North America	36,754	34,588
Russia	3,577	3,653
All other Europe	13,659	12,858
Total Europe	17,236	16,511
Asia	6,087	4,074
Australia	3,165	4,559
All other	4,394	9,194
Total Revenue	$67,636	$68,926

Contract Balances

The Company’s contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the consolidated balance sheets.

As of March 31, 2021, the balance of deferred revenue was approximately $7.1 million compared to $8.8 million as of March 31, 2020. This overall decrease in the balance of deferred revenue of $1.7 million during Fiscal 2021 was comprised of decreases in deferred revenue attributable to deposits of $0.7 million, FPP contracts of $0.6 million and Distributor Support System (“DSS program”) of $0.4 million. Changes in deferred revenue are as follows (in thousands):

	March 31,	March 31,
	2021	2020
FPP Balance, beginning of the period	$5,342	$4,882
FPP Billings	16,700	17,004
FPP Revenue recognized	(17,277)	(16,544)
Balance attributed to FPP contracts	4,765	5,342
DSS Program	1,417	1,831
Deposits	957	1,669
Deferred revenue balance, end of the period	$7,139	$8,842

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. The DSS program provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geography and market vertical. This program is funded by the Company’s distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight line basis over a calendar year period. Deposits are primarily non-refundable cash payments from distributors for future orders.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2021, approximately $4.8 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $4.0 million of these remaining performance obligations over the next 12 months and the balance of $0.8 million will be recognized thereafter.

8. Income Taxes

Loss before provision for income taxes consisted of the following for the years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
United States	$(18,388)	$(21,920)
Foreign	20	34
Loss before provision for income taxes	$(18,368)	$(21,886)

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes was $19,000 and $12,000 for Fiscal 2021 and 2020, respectively. The current income taxes were related to state income and foreign taxes. The Company did not have current federal income taxes for Fiscal 2021 and 2020.

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2021	2020
Federal income tax benefit at the statutory rate	$(3,857)	$(4,596)
State taxes, net of federal effect	(311)	(248)
Foreign taxes	9	2
Expiring NOLs and tax credits	14,086	6,273
Impact of state rate change	160	24
Valuation allowance	(10,154)	(1,792)
Shortfall in tax benefit—stock compensation	87	321
True-up	(2)	(2)
Other	1	30
Income tax expense	$19	$12

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Deferred tax assets:
Inventories	$889	$1,536
Warranty reserve	1,357	454
Bad debt reserve	58	139
Deferred revenue	1,434	1,684
Net operating loss (“NOL”) carryforwards	135,895	146,503
Tax credit carryforwards	13,988	15,227
Depreciation, amortization and impairment loss	1,237	1,652
Lease liability	1,146	1,263
Interest limitation	3,735	1,570
Other	1,032	998
Deferred tax assets	160,771	171,026
Valuation allowance for deferred tax assets	(159,671)	(169,825)
Deferred tax assets, net of valuation allowance	1,100	1,201
Deferred tax liabilities:
Right of use assets	(1,100)	(1,201)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for Fiscal 2021 and 2020 was $10.2 million and $1.8 million, respectively.

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2021 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL generated before April 1, 2018	$543,781	2022 - 2038
Federal NOL generated after March 31, 2018	$48,899	Indefinite
State NOL	$162,967	2022 - 2039
Federal tax credit carryforwards	$6,331	2022 - 2038
State tax credit carryforwards	$9,692	Indefinite

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

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2021 and 2020 was $1.9 million and $2.3 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2021 or March 31, 2020. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as of March 31, 2021 and March 31, 2020 was $1.9 million and $2.3 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2021 and 2020 was $6.3 million and $9.7 million, and $7.6 million and $8.4 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2019	$2,390
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(118)
Balance at March 31, 2020	$2,272
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(326)
Balance at March 31, 2021	$1,946

The Company does not expect a material change to its unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2015. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2021. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

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

On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. It provides additional COVID-19 focused relief and extends certain provisions of the CARES Act. At this time, we do not expect that the Consolidated Appropriations Act, 2021 to have a material impact on the Company’s financial results.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity

The following table summarizes, by consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Year Ended March 31,
	2021	2020
Cost of goods sold	$83	$69
Research and development	41	44
Selling, general and administrative	813	800
Stock-based compensation expense	$937	$913

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

On August 27, 2020, at the Company’s 2020 annual meeting, the Company’s stockholders approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance under the 2017 Plan by 500,000 shares to 1,400,000 shares of Common Stock. As of March 31, 2020, there were 603,677 shares available for future grants under the 2017 Plan.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The Company issued stock options under the 2000 Plan and issues stock options under the 2017 Plan to employees, non-employee directors and consultants that vest and become exercisable over a four-year period and expire 10 years after the grant date. The Company uses a Black-Scholes valuation model to estimate the fair value of the options at the grant date, and compensation cost is recorded on a straight-line basis over the vesting period. All options are subject to the following vesting provisions: one-fourth vest one year after the issuance date and 1/48th vest on the first day of each full month thereafter, so that all options will be vested on the first day of the 48th month after the grant date. The following table summarizes information relating to the Company’s stock option activity during Fiscal 2021:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)
Options outstanding at March 31, 2020	11,249	$215.56
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(2,325)	$204.97
Options outstanding at March 31, 2021	8,924	$218.32	1.6	—
Options fully vested at March 31, 2021 and those expected to vest beyond March 31, 2021	8,924	$218.32	1.6	—
Options exercisable at March 31, 2021	8,924	$218.32	1.6	—

Black-Scholes Model Valuation Assumptions

There were no stock options granted and no expense associated with stock options during Fiscal 2021 or 2020. There were no unvested stock option awards as of March 31, 2021.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the 2000 Plan and issues restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s common stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest in equal installments over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during Fiscal 2021:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2020	330,830	$6.28
Granted	308,503	5.28
Vested and issued	(128,865)	6.44
Forfeited	(13,187)	5.21
Non-vested restricted stock units outstanding at March 31, 2021	497,281	5.65
Restricted stock units expected to vest beyond March 31, 2021	497,281	$5.65

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information on restricted stock units and performance restricted stock units:

	Year Ended March 31,
	2021	2020
Restricted stock compensation expense (in thousands)	$937	$913
Aggregate fair value of restricted stock units vested and issued (in thousands)	$352	$384
Weighted average grant date fair value of restricted stock units granted during the period	$5.28	$4.74

As of March 31, 2021, there was approximately $1.8 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.3 years.

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

There were no PRSUs granted during Fiscal 2021. During Fiscal 2020, the Company granted 30,139 PRSUs with a third-year performance measurement and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during Fiscal 2020 was $8.90. Based on the Company’s assessment as of March 31, 2021, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during Fiscal 2021. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase common stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the amendment, 7,000 shares of the Company’s Common Stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s common stock available increased by 50,000 shares which reserved for issuance a total of 57,000 shares of Common Stock. Under the ESPP, shares of the Company’s common stock are issued upon exercise of the purchase rights. The ESPP terminated as of March 31, 2021. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-Market Offering

On June 7, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. During Fiscal 2021, we issued approximately 2.0 million shares of our Common Stock under the ATM program and the net proceeds to us from the sale of our Common Stock were approximately $15.9 million after deducting commissions paid of approximately $0.5 million. During our fourth fiscal quarter ended March 31, 2021, we issued 1,242,253 shares of our common stock under the ATM program and the net proceeds to us were approximately $14.5 million after deducting commissions paid of approximately $0.5 million. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect the Company’s filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50 million, subject to certain limitations set forth in the amendment. As of March 31, 2021, approximately $3.9 million remained available for issuance with respect to this ATM Program.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

Series A Warrants

As of March 31, 2021, there were 271,875 Series A warrants outstanding. 217,875 Series A warrants were issued with an exercise price of $25.50 per share of Common Stock, are exercisable into an aggregate amount of up to 217,875 shares of our common stock, and have an expiration date of October 25, 2021. 54,000 Series A warrants with anti-dilution provisions were issued with an initial exercise price of $13.40 per share of Common Stock, are exercisable into an aggregate amount of up to 54,000 shares of our common stock, and have an expiration date of April 22, 2021. As of March 31, 2021, because of the anti-dilution provisions, these warrants had an adjusted exercise price of $1.15 per share of Common Stock.

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. The Company’s Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As a result, the Company issued an additional 8,542 warrants and recorded a deemed dividend amounting to $15,000 during Fiscal 2021 in the Company’s consolidated statements of operations. As of March 31, 2021, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

On December 9, 2019, the Company entered into an Amendment No. 1 to the Purchase Warrant for Common Shares (the “Amendment No. 1”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended the Warrant. The Amendment No. 1 amended the Warrant to increase the number of Warrant Shares issuable under the Warrant (on a post-reverse split basis) and to decrease the exercise price from $8.86 per share (on a post-reverse split basis) to $3.80 per share (the “Per Share Warrant Exercise Price”). The Amendment No. 1 also amended the Warrant such that the Per Share Anti-Dilution Price is equal to the Per Share Warrant Exercise Price. As a result of the decrease in exercise price, the Company recorded the change in valuation of $0.3 million as additional debt discount with a corresponding entry to additional paid-in capital in the condensed consolidated balance sheets and statements of stockholders equity.

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

Amendment No. 2 also amended the Warrant such that the Per Share Anti-Dilution Price (as defined therein) is equal to the Per Share Warrant Exercise Price as provided in the Amendment No. 2 to the Warrant. As a result of the decrease in exercise price, the Company recorded the change in valuation of $0.1 million as additional debt discount with a corresponding entry to additional paid in capital in the condensed consolidated balance sheets and statements of stockholders equity. All other terms and provisions in the Warrant remain in effect.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Year Ended
March 31, 2021
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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of March 31, 2021, there were 75,000 Series D warrants outstanding.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock to Vendors

On February 17, 2021, the Company and Andretti Autosport 6, Inc. (“AA”), a race team participating in the IndyCar Series sanctioned by INDYCAR, LLC (the “Series”), entered into a Sponsorship Agreement (the “Sponsorship Agreement”) effective January 1, 2021 through December 31, 2021, whereby the Company agreed to sponsor AA’s Car #88 participation in the Series on a full-time basis. In exchange for AA’s participation in the Series, the Company agreed to a sponsorship fee in the total amount of approximately, $1.1 million of which $0.2 million due and payable in cash and $0.9 million in unregistered shares of Common Stock of the Company.

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

Under the Sponsorship Agreement, 105,933 shares of the Company’s Common Stock were issued as of February 17, 2021. The value of the unregistered shares of Common Stock have been recorded as a prepaid marketing cost and are included in prepaid expenses and other current assets and stockholder’s equity in the consolidated balance sheets as of March 31, 2021.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of March 31, 2021 includes both the Three-Year Term Note and the SBA Paycheck Protection Program (“PPP”) Loan as discussed in Note 11–Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	March 31, 2021		March 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,915	$51,000	$27,963	$30,000
PPP loan	1,950	1,950	—	—
Total	$52,865	$52,950	$27,963	$30,000

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

On May 13, 2020, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Note Purchase Agreement. Under the Fourth Amendment, the parties agreed to amend certain repayment language in the Note Purchase Agreement with respect to the PPP Loan pursuant to the CARES Act.

On June 16, 2020, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Note Purchase Agreement. Under the Fifth Amendment, the parties agreed to amend Section 6.21 of the Note Purchase Agreement to increase the Section 382 Ownership Shift (as defined therein) threshold to not exceed 42.0% until April 1, 2021, and 40% thereafter.

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, the Collateral Agent and the other parties party thereto. Under the A&R Note Purchase Agreement, the Company issued $20 million in additional Notes. The Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, October 1, 2023. As of March 31, 2021, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles.

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

As of March 31, 2021, the Company was in compliance with the covenants contained in the A&R Note Purchase Agreement.

On May 13, 2021, the Company and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the Amended and Restated Note Purchase Agreement, dated as of October 1, 2020.  The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9,000,000 to $12,200,000 for the period from the Amendment Date to March 31, 2022.

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $0.6 million and $1.2 million for Fiscal 2021 and 2020, respectively, based on an effective interest rate, and has been recorded as interest expense in the consolidated statements of operations.

Interest expense related to the Notes payable during Fiscal 2021 and 2020 was $5.2 million and includes $0.6 million and $1.2 million in amortization of debt issuance costs, respectively.

Loss on extinguishment of debt   The Company determined the A&R Note Purchase Agreement should be  accounted for as an extinguishment of debt rather than a modification of debt in accordance with ASC 470. Accordingly, the Company recognized a loss on extinguishment of debt of approximately $4.3 million during Fiscal 2021. The loss on extinguishment of debt comprised of the write-off of approximately $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2021, the Company applied for forgiveness on its PPP Loan and is awaiting review and approval. The Company will account for forgiveness on the PPP Loan in accordance with ASC 470 and record a gain on extinguishment of debt on its condensed consolidated financial statements and related footnote disclosures, provided the forgiveness is approved by the SBA. No assurance can be provided that forgiveness of any portion of the PPP loan will be obtained.

12. Commitments and Contingencies

Purchase Commitments

As of March 31, 2021, the Company had firm commitments to purchase inventories of approximately $40.1 million through Fiscal 2023. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
	2021	2020
Operating lease cost	$1,051	$1,532

Supplemental balance sheet information related to the leases was as follows (in thousands):

	March 31, 2021	March 31, 2020
Operating lease right-of-use assets	$4,741	$5,118
Total operating lease right-of-use assets	$4,741	$5,118

Operating lease liability, current	$485	$443
Operating lease liability, non-current	4,456	4,941
Total operating lease liabilities	$4,941	$5,384

Weighted average remaining lease life	6.51 years	7.41 years

Weighted average discount rate	13.00%	13.00%

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,116	$1,609

Other supplemental operating lease information consists of the following:

At March 31, 2021, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2022	$1,099
2023	1,125
2024	1,153
2025	1,077
2026	1,013
Thereafter	1,989
Total lease payments	$7,456
Less: imputed interest	(2,515)
Present value of operating lease liabilities	$4,941

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2021, no significant inventories were held at distributors.

Legal Matters

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a personal guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. A case management conference is set in the matter for June 21, 2021. Discovery is ongoing. We have not recorded any liability as of March 31, 2021, as the matter is too early to estimate.

13. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company has been matching 50 cents on the dollar up to 6% of the employee’s contributions since February 2019. Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.2 million and $0.3 million for Fiscal 2021 and 2020, respectively.

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

On September 19, 2018, the Company paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying consolidated balance sheets and will be amortized in the accompanying consolidated statements of operations over a 15-year amortization period through September 2033 using an effective royalty rate. A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company will perform a re-forecast of C200 System unit shipments, to determine if an adjustment to the effective royalty rate is necessary. Accordingly, if the Company’s future projections change, its effective royalty rates would change, which could affect the

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount and timing of royalty expense the Company recognizes. If impairment exists, then the prepaid royalty asset could be written down to fair value. Prepaid royalties are classified as current assets to the extent that such amounts will be recognized in the Company’s consolidated statements of operations within the next 12 months. The current and long-term portions of prepaid royalties, included in other current assets and other assets, respectively, consisted of (in thousands):

	March 31,	March 31,
	2021	2020
Other current assets	$124	$124
Other assets	2,613	2,672
Royalty-related assets	$2,737	$2,796

15. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2021, and events which occurred subsequently but were not recognized in the financial statements.

On May 13, 2021, the Company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) entered into a First Amendment, dated as of May 13, 2021, to the Amended and Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), dated as of October 1, 2020 (the “Closing Date”).  The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9,000,000 to $12,200,000 for the period from the Amendment Date to March 31, 2022.

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation(a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed October 21, 2019(b)
3.3	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, filed April 22, 2021(m)
3.4	Fifth Amended and Restated Bylaws of Capstone Green Energy Corporation effective as of April 22, 2021(m)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation, dated May 9, 2016(d)
3.6	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation(d)
4.1	Specimen stock certificate(e)
4.2	NOL Rights Agreement, dated May 6, 2019, between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc.(f)
4.3	Form of Series A Warrant issued to investors in the April 2016 public offering(g)
4.4	Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering(g)
4.5	Form of Series A Warrant issued to investors in the October 2016 public offering(h)
4.6	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 public offering(h)
4.7	Purchase Warrant for Common Shares issued in favor of Goldman Sachs & Co. LLC, dated February 4, 2019 (i)
4.8	Rights Agreement by and between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc., dated May 6, 2019 (f)
4.9	Form of Prefunded Series C Warrant issued to investors in the September 2019 public offering (j)
4.10	Form of Series D Warrant issued to investors in the September 2019 public offering (j)
4.11	Amendment No. 1 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (a successor in interest to Goldman Sachs & Co. LLC), dated December 9, 2019 (k)
4.12	Note between Western Alliance Bank and Capstone Turbine Corporation, effective as of April 24, 2020 (l)
4.13

Amended and Restated Note Purchase Agreement dated October 1, 2020 by and among Capstone Turbine Corporation, certain subsidiaries of the company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (gg)

4.14

First Amendment to the Amended and Restated Note Purchase Agreement, dated as of May 13, 2021, by and among Capstone Green Energy Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (hh)

4.15	Amendment No. 2 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated June 16, 2020 (n)
4.16

Amendment No. 3 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as success in interest to Goldman Sachs & Co. LLC), dated October 1, 2020 and Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated October 1, 2020 (gg)

4.17	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended (kk)

Exhibit Number		Description
10.1

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(o)

10.2		Fourth Amendment to Lease, dated June 7, 2017, between Capstone Turbine Corporation and Prologis, L.P., for leased premises at 16640 Stagg Street, Van Nuys, California(p)
10.3	*	Capstone Turbine Corporation 2017 Equity Incentive Plan effective August 30, 2017(q)
10.4	*	Capstone Turbine Corporation Employee Stock Purchase Plan effective August 30, 2017(r)
10.5	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(s)
10.6		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(t)
10.7		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017(u)
10.8		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017(u)
10.9		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (v)
10.10	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(w)
10.11	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(x)
10.12	*	Form of Inducement Stock Option Agreement(y)
10.13	*	Form of Inducement Restricted Stock Unit Agreement(y)
10.14	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(z)
10.15	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(aa)
10.16	*	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(aa)
10.17		Form of Securities Purchase Agreement used in the September 2019 offering (j)
10.18		At the Market Offering Agreement, dated June 7, 2018, between Capstone and H.C. Wainwright & Co., LLC (bb)
10.19		Second Amendment to the Development and License Agreement, dated July 25, 2018, between Capstone Turbine Corporation and Carrier Corporation (cc)
10.20	*	Capstone Turbine Corporation 2017 Equity Incentive Plan, as amended (dd)
10.21	*	Form of Change in Control Agreement (ee)
10.22	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Four Year Vesting Schedule (kk)
10.23	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Three Year Vesting Schedule (kk)
10.24	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Two Year Vesting Schedule (kk)
10.25	*	Form of Performance Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan (kk)
10.26		Amendment, dated July 15, 2020, to At The Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (ii)

Exhibit Number	Description
10.27	Amendment, dated March 19, 2021, to At the Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (jj)
14.1	Code of Business Conduct(ff)
14.2	Code of Ethics for Senior Financial Officers and Chief Executive Officer (ff)
21	Subsidiary List
23	Consent of Marcum LLP
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 21, 2019 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed September 1, 2017 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 9, 2016 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2019 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).
(h)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2019 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 4, 2019 (File No. 001-15957).

(k)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on December 9, 2019 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 29, 2020 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 22, 2021 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 17, 2020 (File No. 001-15957).
(o)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).
(p)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2017 (File No. 001-15957).
(q)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957).
(r)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957).
(s)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(t)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(u)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 13, 2017 (File No. 001-15957).
(v)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K, filed on June 7, 2018 (File No. 001-15957)
(w)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).
(x)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).
(y)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).
(z)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).
(aa)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).
(bb)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957).
(cc)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 26, 2018 (File No. 001-15957).

(dd)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed July 13, 2018 (File No. 001-15957).
(ee)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957).
(ff)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).
(gg)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on October 5, 2020 (File No. 001-15957).
(hh)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on May 14, 2021 (File No. 001-15957).
(ii)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on July 15, 2020 (File No. 001-15957).
(jj)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-15957).
(kk)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE GREEN ENERGY CORPORATION

Date: June 11, 2021	By:	/s/ Frederick S. Hencken III
Frederick S. Hencken III Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Green Energy Corporation, hereby severally constitute Darren R. Jamison and Frederick S. Hencken III, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Green Energy Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2021
Darren R. Jamison

/s/ Frederick S. Hencken III	Chief Financial Officer (Principal Financial Officer)	June 11, 2021
Frederick S. Hencken III

/s/ Neshan N. Tavitian	Chief Accounting Officer (Principal Accounting Officer)	June 11, 2021
Neshan N. Tavitian

/s/ Robert C. Flexon	Chair of the Board of Directors	June 11, 2021
Robert C. Flexon

/s/ Paul DeWeese	Director	June 11, 2021
Paul DeWeese

/s/ Holly A. Van Deursen	Director	June 11, 2021
Holly A. Van Deursen

/s/ Yon Y. Jorden	Director	June 11, 2021
Yon Y. Jorden

/s/ Robert F. Powelson	Director	June 11, 2021
Robert F. Powelson

/s/ Denise Wilson	Director	June 11, 2021
Denise Wilson