Form 10-Q
period 2021-06-30
Capstone Green Energy Corp
filed 2021-08-11
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2021 was 15,129,584.

CAPSTONE GREEN ENERGY CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2021	2021
Assets
Current Assets:
Cash and cash equivalents	$49,216	$49,533
Accounts receivable, net of allowances of $324 at June 30, 2021 and $314 at March 31, 2021	23,871	20,593
Inventories, net	14,937	11,829
Prepaid expenses and other current assets	5,718	4,953
Total current assets	93,742	86,908
Property, plant, equipment and rental assets, net	10,669	9,630
Non-current portion of inventories	1,802	1,845
Other assets	7,497	7,639
Total assets	$113,710	$106,022
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,396	$19,767
Accrued salaries and wages	1,565	1,889
Accrued warranty reserve	3,904	5,850
Deferred revenue	6,000	6,374
Current portion of notes payable and lease obligations	1,097	576
Total current liabilities	34,962	34,456
Deferred revenue - non-current	734	765
Term note payable, net	50,923	52,865
Long-term portion of notes payable and lease obligations	4,589	4,762
Total liabilities	91,208	92,848
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 15,206,891 shares issued and 15,128,731 shares outstanding at June 30, 2021; 12,898,144 shares issued and 12,824,190 shares outstanding at March 31, 2021	15	13
Additional paid-in capital	945,918	934,381
Accumulated deficit	(921,453)	(919,271)
Treasury stock, at cost; 77,307 shares at June 30, 2021 and 73,954 shares at March 31, 2021	(1,978)	(1,949)
Total stockholders’ equity	22,502	13,174
Total liabilities and stockholders' equity	$113,710	$106,022

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Revenue:
Product and accessories	$8,389	$6,606
Parts and service	7,693	7,587
Total revenue	16,082	14,193
Cost of goods sold:
Product and accessories	8,992	6,800
Parts and service	4,442	4,020
Total cost of goods sold	13,434	10,820
Gross margin	2,648	3,373
Operating expenses:
Research and development	883	370
Selling, general and administrative	5,324	3,546
Total operating expenses	6,207	3,916
Loss from operations	(3,559)	(543)
Other income	665	4
Interest income	5	8
Interest expense	(1,235)	(1,291)
Gain on debt extinguishment	1,950	—
Loss before provision for income taxes	(2,174)	(1,822)
Provision for income taxes	8	1
Net loss	(2,182)	(1,823)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.16)	$(0.17)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	13,226	10,598

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2021	12,898,144	$13	$934,381	$(919,271)	73,954	$(1,949)	$13,174
Purchase of treasury stock	—	—	—	—	3,353	(29)	(29)
Vested restricted stock awards	19,096	—	29	—	—	—	29
Stock-based compensation	—	—	305	—	—	—	305
Issuance of common stock, net of issuance costs	2,289,651	2	11,203	—	—	—	11,205
Net loss	—	—	—	(2,182)	—	—	(2,182)
Balance, June 30, 2021	15,206,891	$15	$945,918	$(921,453)	77,307	$(1,978)	$22,502

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2020	10,286,366	$10	$915,755	$(900,869)	57,577	$(1,875)	$13,021
Purchase of treasury stock	—	—	—	—	3,442	(4)	(4)
Vested restricted stock awards	16,126	—	4	—	—	—	4
Stock-based compensation	—	—	210	—	—	—	210
Issuance of common stock, net of issuance costs	782,448	1	1,371	—	—	—	1,372
Change in warrants valuation	—	—	99	—	—	—	99
Net loss	—	—	—	(1,823)			(1,823)
Balance, June 30, 2020	11,084,940	$11	$917,439	$(902,692)	61,019	$(1,879)	$12,879

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,182)	$(1,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386	354
Amortization of financing costs and discounts	9	298
Amortization of right-of-use assets	93	94
Gain on debt extinguishment	(1,950)	—
Inventory provision	276	(118)
Provision for warranty expenses	44	186
Gain on disposal of equipment	—	(1)
Stock-based compensation	305	210
Changes in operating assets and liabilities:
Accounts receivable	(3,278)	1,584
Inventories	(3,341)	3,646
Prepaid expenses, other current assets and other assets	(107)	(188)
Accounts payable and accrued expenses	2,324	(4,361)
Accrued salaries and wages and long term liabilities	(325)	(484)
Accrued warranty reserve	(1,990)	(352)
Deferred revenue	(405)	(916)
Net cash used in operating activities	(10,141)	(1,871)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(1,200)	(74)
Net cash used in investing activities	(1,200)	(74)
Cash Flows from Financing Activities:
Net proceeds from term note payable	—	1,950
Repayment of notes payable and lease obligations	(106)	(216)
Cash used in employee stock-based transactions	(29)	(4)
Net proceeds from issuance of common stock and warrants	11,159	1,376
Net cash provided by financing activities	11,024	3,106
Net increase (decrease) in Cash and Cash Equivalents	(317)	1,161
Cash and Cash Equivalents, Beginning of Year	49,533	15,068
Cash and Cash Equivalents, End of Year	$49,216	$16,229
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,324	$1,043
Income taxes	$15	$5
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$191	$56
Renewal of insurance contracts financed by notes payable	$567	$593
Issuance of common stock for services to be received	$75	$—

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Green Energy Corporation (“Capstone”, or the “Company”) is a provider of customized microgrid solutions and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals.  These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. In April 2021, the Company added additional products to its portfolio and shifted its focus to four key business lines. The Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through the Energy as a Service business line, the Company offers rental solutions utilizing its microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. The Company’s two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. The Energy Storage Products business line is driven by the design and installation of microgrid storage systems creating customized solutions using a combination of battery technologies and monitoring software. Through the Company’s Hydrogen Energy Solutions business line, it offers customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are new offerings, Energy Storage Products and Hydrogen Energy Solutions revenue has been immaterial to date.  The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

2.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2021 was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the Fiscal year ended March 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal Year 2021 filed with the SEC on June 14, 2021. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been amended in the Condensed Consolidated Statements of Operations and the related notes to the consolidated financial statements. Comparative figures have been adjusted to conform to the current year’s presentation. The items were reclassified as follows (in thousands):

	Previously Reported		After Reclassification
	Three Months Ended June 30, 2020		Three Months Ended June 30, 2020
Product, accessories and parts	$8,936	Product and accessories	$6,606
Service	5,257	Parts and service	7,587
Total revenue	$14,193	Total revenue	$14,193

Significant Accounting Policies  There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2021 filed with the SEC on June 14, 2021, that have had a material impact on the Company's condensed consolidated financial statements and related notes.

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these condensed consolidated financial statements for the three months ended June 30, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s first quarter of Fiscal 2022 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. The Company incurred a net loss of $2.2 million and used net cash in operating activities of $10.1 million for the three months ended June 30, 2021. Cash used for working capital requirements for the quarter were primarily for increases in inventory, which was primarily due to the Company’s intent to grow its long-term rental fleet from 10.6 MW to 21.1 MW during Fiscal 2022, as well as the delayed timing of accounts receivable collections due to the COVID-19 pandemic. Additionally, the Company used cash to replace parts under its reliability repair program established during the fourth quarter for Fiscal 2021. As of June 30, 2021, the Company had cash and cash equivalents of $49.2 million, and outstanding debt of $50.9 million at fair value (see Note 11 – Term Note Payable for further discussion of the outstanding debt).

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due over the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company’s ability to continue current operations and to execute on management’s plans is dependent on its ability to generate sufficient cash flows from operations. While no assurances can be provided, management believes that the Company will continue to make progress on its path to profitability by continuing to maintain low operating expenses and develop its geographical and vertical markets. The Company may seek to raise funds by selling additional securities (through at-the-market offerings or otherwise). There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity that the Company would issue may include rights, preferences or privileges senior to those of the holders of its Common Stock.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under debt agreements as further described in Note 11 – Term Note Payable, and funds received under offerings of common stock as further described in Note 9 – Offerings of Common Stock and Warrants, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of the Company’s first quarter of Fiscal 2022 interim condensed consolidated financial statements.

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

On April 24, 2020, the Company closed on a PPP loan in the amount of $2,610,200, which was transferred by the Company into an account dedicated to allowable uses of the PPP loan proceeds. On May 13, 2020, the Company repaid $660,200 of the loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. In February 2021, the Company applied for forgiveness in full of the original balance of the PPP loan and the loan was forgiven in full on June 30, 2021, and the Company received a refund of $660,200.

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

3.  Recently Issued Accounting Pronouncements

Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles of Accounting Standards Codification (“ASC”) 740 in order to simplify the complexities of its application. These changes include eliminations to the exceptions for intraperiod tax allocation, recognizing deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods, among others. The effective date of this guidance for public companies is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on April 1, 2021 and it did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Not yet adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock in order to simplify the accounting for convertible instruments and reduce complexity. In addition, it amends the guidance for scope exception surrounding derivatives for contracts in an entity’s own equity. In each case, the related guidance surrounding EPS has also been amended. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements and related disclosures.

Other standards issued but not yet effective, which are not discussed, are not considered material to the Company.

4.  Customer Concentrations and Accounts Receivable

Horizon Power Systems (“Horizon”) and E-Finity Distributed Generation, LLC (“E-Finity), two of the Company’s domestic distributors, accounted for 11% and 10% of revenue for the three months ended June 30, 2021, respectively. E-Finity and Cal Microturbine (“CAL”), two of the Company’s domestic distributors, each accounted for 12% of revenue for the three months ended June 30, 2020. Additionally, E-Finity accounted for 13% of net accounts receivable as of June 30, 2021 and March 31, 2021.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	June 30,	March 31,
	2021	2021
Raw materials	$18,797	$15,755
Work in process	—	(30)
Finished goods	—	—
Total	18,797	15,725
Less: inventory reserve	(2,058)	(2,051)
Less: non-current portion	(1,802)	(1,845)
Total inventory, net-current portion	$14,937	$11,829

The non-current portion of inventories represent the portion of inventories in excess of amounts expected to be sold or used in the next twelve months and primarily comprise of repair parts for older generation products still in operation but not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2021 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2021 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$905
25 to 36 months	897
Total	$1,802

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	June 30,	March 31,
	2021	2021
Machinery, equipment, automobiles and furniture	$15,669	$15,523
Leasehold improvements	8,147	8,069
Molds and tooling	3,192	3,192
Rental assets	9,545	8,378
	36,553	35,162
Less: accumulated depreciation	(25,884)	(25,532)
Total property, plant, equipment and rental assets, net	$10,669	$9,630

During the first quarter of Fiscal 2022, the Company deployed an additional 1.5 megawatts of its C1000 Signature Series systems with a book value of approximately $1.2 million under its long-term rental program, bringing the total rental fleet to 12.1 MWs.

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively.

7.  Intangible Assets

Intangible assets, net of amortization include intellectual property such as manufacturing licenses providing the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”).

Solar Turbines Incorporated

The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $5,600 and $6,000 were earned by Solar for the three months ended June 30, 2021 and 2020, respectively. Earned royalties of approximately $59,400 and $53,800 were unpaid as of June 30, 2021 and March 31, 2021, respectively, and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Amortization

As of June 30, 2021 and March 31, 2021 intangible assets related to Solar were fully amortized. Amortization expense of other intangible assets was approximately $34,000 for the three months ended June 30, 2021 and 2020.

8. Stock-Based Compensation

The following table summarizes, by condensed consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended June 30,
	2021	2020
Cost of goods sold	$27	$17
Research and development	17	12
Selling, general and administrative	261	181
Stock-based compensation expense	$305	$210

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2017, the Company’s Board adopted the Capstone Green Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provides for awards of up to 300,000 shares of Common Stock. The 2017 Plan is administered by the Compensation and Human Capital Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment of the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 300,000 shares of Common Stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018. Since this time, the Company’s stockholders have approved amendments to increase the aggregate number of shares authorized for issuance under the 2017 Plan by an additional 800,000 shares of Common Stock.

As of June 30, 2021, there were 452,305 shares available for future grants under the 2017 Plan.

 On June 2, 2021, the Company’s Board of Directors approved, Amendment No. 4 (the “Plan Amendment”) to the 2017 Plan, subject to stockholder approval, to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 500,000 and is submitting the Plan Amendment to the stockholders for approval at the Annual Meeting to be held on August 27, 2021.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the three months ended June 30, 2021:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2021	497,281	$5.65
Granted	154,782	6.35
Vested and issued	(19,096)	7.25
Forfeited	(3,410)	6.29
Non-vested restricted stock units outstanding at June 30, 2021	629,557	5.77
Restricted stock units expected to vest beyond June 30, 2021	629,557	$5.77

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended June 30,
	2021	2020
Restricted stock compensation expense (in thousands)	$305	$210
Aggregate fair value of restricted stock units vested and issued (in thousands)	$160	$22
Weighted average grant date fair value of restricted stock units granted during the period	$6.35	$—

As of June 30, 2021, there was approximately $2.5 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.4 years.

The Company’s PRSU activity is included in the above restricted stock units tables. The PRSU program has a three-year performance measurement period. The performance measurement period begins on April 1 of the first fiscal year and end on March 31 of the third fiscal year after the grant date. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During the three months ended June 30, 2021, the Company granted 35,986 PRSUs with a three-year performance measurement period. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for aftermarket sales absorption and payoff or refinancing of its debt with a reduced rate, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned. There were no PRSUs granted during the three months ended June 30, 2020.

The weighted average per share grant date fair value of PRSUs granted during the three months ended June 30, 2021 was $8.39. Based on the Company’s assessment as of June 30, 2021, the Company does not expect to meet the threshold of the performance measurements for the Fiscal 2022 and Fiscal 2020 PRSUs, and as a result, no compensation expense was recorded during the three months ended June 30, 2021. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

Employee Stock Purchase Plan

In June 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the granting of rights to purchase Common Stock to regular full and part-time employees or officers of the Company and its subsidiaries. In June 2017, the Board unanimously approved an amendment and restatement to the ESPP which was approved by the stockholders at the Company’s annual meeting of stockholders on August 31, 2017. Prior to the amendment, 7,000 shares of the Company’s Common Stock had been reserved for issuance. As amended, the ESPP continued by its terms and the number of shares of the Company’s Common Stock available increased by 50,000 shares which reserved for issuance a total of 57,000 shares of common stock. Under the ESPP, shares of the Company’s Common Stock are issued upon exercise of the purchase rights. The maximum amount that an employee can contribute during a purchase right period is $25,000 or 15% of the employee’s regular compensation. Under the ESPP, the exercise price of a purchase right is 95% of the fair market value of such shares on the last day of the purchase right period. The fair market value of the stock is its closing price as reported on the Nasdaq Capital Market on the day in question. The ESPP was terminated as of December 31, 2020.

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

9.  Offerings of Common Stock and Warrants

Common Stock Offering

On June 17, 2021, the Company entered into an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (the “Underwriter”) whereby the Company agreed to sell to the Underwriter, and the Underwriter agreed to purchase, in a firm commitment underwritten public offering 1,904,763 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Offering”). The offering price to the public in the Offering was $5.25 per share of Common Stock, and the Underwriter agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $4.91 per share, representing an underwriting discount of 6.5%. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter an option to purchase, for a period of 30 days from the date of the Underwriting Agreement, up to an additional 285,714 shares of Common Stock (the “Option Shares”). On June 21, 2021, the Underwriter exercised the option in full.

The Offering of the Shares was registered pursuant to a shelf registration statement (No. 333-254290) on Form S-3 filed by the Company with the Securities and Exchange Commission on March 22, 2021, and declared effective on April 14, 2021 (the “Registration Statement”), and made pursuant to a prospectus supplement, dated June 17, 2021, and accompanying prospectus that form a part of the Registration Statement relating to the Offering.

The Offering closed on June 22, 2021, and the Company received net proceeds of $10.5 million after deducting $1.0 million underwriting discounts, commissions and offering expenses paid by the Company.

Warrants

Series A Warrants

As of June 30, 2021, there were 217,875 Series A warrants outstanding with an exercise price of $25.50 per share of Common Stock, and have an expiration date of October 25, 2021.

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. As of June 30, 2021, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

On October 1, 2020, and pursuant to the Company’s entry into the A&R Note Purchase Agreement, the Company sold to the Warrant Holder the 2020 Warrant to purchase up to 291,295 shares (the “2020 Warrant Shares”) of the Company’s Common Stock. The 2020 Warrant was sold to the Warrant Holder at a purchase price of $10,000, in a private placement exempt from registration under the Securities Act. The 2020 Warrant may be exercised by the Warrant Holder at any time after October 1, 2020 at an exercise price equal to $4.76 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $0.8 million, and has been classified as an equity instrument in additional paid in capital in the Company’s consolidated balance sheets.  The value of the Warrant was determined using the Black-Scholes Option Pricing model using the following assumptions:

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of June 30, 2021, there were 75,000 Series D warrants outstanding.

Stock to Vendors

On February 17, 2021, the Company and Andretti Autosport 6, Inc. an Indiana corporation (“AA”), a race team participating in the IndyCar Series sanctioned by INDYCAR, LLC (the “Series”), entered into a Sponsorship Agreement (the “Sponsorship Agreement”) effective February 17, 2021 through December 31, 2021, whereby the Company agreed to sponsor AA’s Car #29 participation in the Series on a full-time basis. In exchange for AA’s participation in the Series, the Company agreed to a sponsorship fee in the total amount of approximately, $1.2 million of which $0.3 million is due and payable in cash and $0.9 million was in unregistered shares of Common Stock of the Company.

During the term of the Sponsorship Agreement and any renewal or extension of the agreement, the Company has agreed that it shall exclusively sponsor the AA Group. The Sponsorship Agreement contains, among other provisions, certain representations and warranties by the parties, intellectual property protection covenants, certain indemnification rights in favor of each party and customary confidentiality provisions.

Under the Sponsorship Agreement, 105,933 shares of the Company’s Common Stock were issued as of February 17, 2021. The value of the unregistered shares of Common Stock have been recorded as a prepaid marketing cost and are included in prepaid expenses and other current assets and stockholder’s equity in the Condensed Consolidated Balance Sheets as of June 30, 2021. The prepaid marketing cost associated with the Common Stock issued will be amortized in proportion to each race of the racing season and as such $0.5 million was amortized as selling, general and administrative expense in the Condensed Consolidated Statements of Operations during the three months ended June 30, 2021.

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of June 30, 2021 includes the Three-Year Term Note as discussed in Note 11 – Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	June 30, 2021		March 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,923	$51,000	$50,915	$51,000
PPP loan	—	—	1,950	1,950
Total	$50,923	$51,000	$52,865	$52,950

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

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, certain of its subsidiaries as guarantors, the Collateral Agent and various purchasers party thereto. Under the A&R Note Purchase Agreement, the Company issued an additional $20 million in Notes, increasing total borrowings to $50 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, October 1, 2023. As of June 30, 2021, $50.9 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s and its subsidiaries’ assets, including intellectual property and general intangibles.

The A&R Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances (including equity issuances that would cause an ownership change within the meaning of Section 382 of the Internal Revenue Code), and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good condition, maintain insurance and comply with applicable laws. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending June 30, 2021. Additionally, the Company shall not permit the Company’s minimum consolidated liquidity, which consists of its cash and cash equivalents, to be less than $9.0 million. Furthermore, the covenants require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 6.25 MW by the 9-month anniversary of the Closing Date, and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date.

On May 13, 2021, the Company and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the A&R Note Purchase Agreement.  The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9 million to $12.2 million for the period from the Amendment Date to March 31, 2022.

As of June 30, 2021, the Company was in compliance with the covenants contained in the A&R Note Purchase Agreement.

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $9,000 for the three months ended June 30, 2021, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the Notes payable during the three months ended June 30, 2021 and 2020 was $1.2 million and $1.3 million, and includes $9,000 and $0.3 million in amortization of debt issuance costs, respectively.

Paycheck Protection Program Loan

On April 15, 2020, the Company submitted an application to its banking partner Western Alliance Bank, an Arizona corporation (“Western Alliance”) under the Small Business Administration (the “SBA”) Paycheck Protection Program (“PPP”) enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Western Alliance entered into a note on April 24, 2020 with the Company and agreed to make available to the Company a loan in the amount of $2,610,200 (the “PPP Loan”). The Company received the full amount of the PPP Loan on April 24, 2020 (the “Initial Disbursement Date) and has used the proceeds to support fixed costs such as payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The advance under the Loan bears interest at a rate per annum of 1%. The term of the PPP Loan is two years, ending April 24, 2022.

On May 13, 2020, the Company repaid $660,200 of the PPP Loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

In February 2021, the Company applied for forgiveness of the PPP Loan and the loan was forgiven in full on June 30, 2021 (See “Gain on extinguishment of debt” below).

Gain on extinguishment of debt   In June 2021, the Company received notification from Western Alliance that the SBA approved forgiveness of the PPP loan in its entirety. The Company accounted for forgiveness on the PPP Loan in accordance with ASC 470 and recognized a gain on debt extinguishment of $1.9 million debt on its Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows during the three months ended June 30, 2021.

In June 2021, the Company also received a refund of the $660,200 previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. and recorded these amounts within other income on the Company’s Condensed Consolidated Statements of Operations.

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

	Three Months Ended
	June 30,	March 31,
	2021	2021
Balance, beginning of the period	$5,850	$1,523
Standard warranty provision	44	450
Accrual related to reliability repair programs	—	4,945
Deductions for warranty claims	(1,990)	(1,068)
Balance, end of the period	$3,904	$5,850

During the fourth quarter of Fiscal 2021, the Company recorded a specific $4.9 million accrual related to reliability repair programs to account for the replacement of remaining high risk failure parts in some of the Company’s fielded units due to a supplier defect.

13. Revenue Recognition

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

Comprehensive Factory Protection Plan (“FPP”) service contracts require payment at the beginning of the contract period. Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. These payments are treated as a contract liability and are classified in deferred revenue in the Condensed Consolidated Balance Sheets. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Condensed Consolidated Statement of Operations. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statement of Operations on a straight-line basis over the expected term of the contract.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended June 30,
	2021	2020
Microturbine Products	$8,312	$6,126
Accessories	77	480
Total Product and Accessories	8,389	6,606
Parts and Service	7,693	7,587
Total Revenue	$16,082	$14,193

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended June 30,
	2021	2020
United States	$7,343	$7,924
Mexico	441	1,033
All other North America	39	50
Total North America	7,823	9,007
Russia	1,257	467
All other Europe	2,785	2,625
Total Europe	4,042	3,092
Asia	364	944
Australia	1,411	637
All other	2,442	513
Total Revenue	$16,082	$14,193

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

As of June 30, 2021, the balance of deferred revenue was approximately $6.7 million compared to $7.1 million as of March 31, 2021. The overall decrease in the balance of deferred revenue of $0.4 million during the three months ended June 30, 2021 was comprised of decreases in deferred revenue attributable to the Distributor Support System (“DSS program”) of $0.4 million and FPP contracts of $0.3 million, offset by an increase in deposits of $0.3 million. Changes in deferred revenue are as follows (in thousands):

	Three Months Ended
	June 30,	March 31,
	2021	2021
FPP Balance, beginning of the period	$4,765	$4,864
FPP Billings	4,092	4,172
FPP Revenue recognized	(4,359)	(4,271)
Balance attributed to FPP contracts	4,498	4,765
DSS Program	973	1,417
Deposits	1,263	957
Deferred revenue balance, end of the period	$6,734	$7,139

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. As of June 30, 2021, approximately $4.5 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $3.8 million of these remaining performance obligations over the next 12 months and the balance of $0.7 million will be recognized thereafter.

The DSS program provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geography and market vertical. This program is funded by the Company’s distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight-line basis over a calendar year period.

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

As of June 30, 2021, the FPP backlog was approximately $76.8 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2036.

Practical Expedients

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations.

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

	June 30,	March 31,
	2021	2021
Other current assets	$124	$124
Other assets	2,578	2,613
Royalty-related assets	$2,702	$2,737

15.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2021, the Company had firm commitments to purchase inventories of approximately $44.2 million through Fiscal 2024. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 16 – Leases.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2021, no significant inventories were held at distributors.

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a personal guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. A case management conference set for June 21, 2021 was continued and is now set to occur on August 20, 2021. Discovery is ongoing. The Company has not recorded any liability as of June 30, 2021, as the matter is too early to estimate.

16. Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize most leases on the balance sheet. The ASU requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (ROU) asset on the balance sheet.

The Company adopted the new standard on April 1, 2019 using the modified retrospective approach. Upon adoption of the new lease standard on April 1, 2019, the Company recorded approximately $5.5 million of right-of-use assets, adjusted for the reclassification of deferred rent and lease incentive of approximately $0.3 million, and $5.8 million of operating lease liabilities on the Company’s Condensed Consolidated Balance Sheets upon adoption. The adoption of this standard did not have an impact on the Company’s Condensed Consolidated Statements of Operations or Cash Flows and did not result in a cumulative catch-up adjustment to the opening balance of accumulated deficit. Financed leases are not material to the Company’s condensed consolidated financial statements and are therefore not included in the footnote disclosures.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Operating lease cost	$252	$268

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	June 30, 2021	March 31, 2021
Operating lease right-of-use assets	$4,648	$4,741
Total operating lease right-of-use assets	$4,648	$4,741

Operating lease liability, current	$507	$485
Operating lease liability, non-current	4,320	4,456
Total operating lease liabilities	$4,827	$4,941

Weighted average remaining lease life	6.27 years	6.51 years

Weighted average discount rate	13.00%	13.00%

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$273	$506

Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2022 (remainder of fiscal year)	$826
2023	1,125
2024	1,153
2025	1,077
2026	1,013
Thereafter	1,989
Total lease payments	$7,183
Less: imputed interest	(2,356)
Present value of operating lease liabilities	$4,827

17. Net Loss Per Common Share

Basic loss per common share is computed using the weighted-average number of Common Shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments anti-dilutive. Outstanding stock options and restricted stock units at June 30, 2021 and 2020 were 0.6 million and 0.3 million, respectively. As of June 30, 2021 and 2020, the number of warrants excluded from diluted net loss per common share computations was approximately 1.0 million and 1.5 million, respectively.

18.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of June 30, 2021, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2021.  All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	the ongoing effects of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, and the fact that many of the other factors discussed below may be amplified by the COVID-19 pandemic and the restrictions that have been instituted as a result of the pandemic;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the development of the market for and customer uses of our microturbines;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us; changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights;
●	the impact of pending or threatened litigation; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2021.

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

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP) and (CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines. In addition to our existing microturbine products, since September 2020, we have offered additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product (although there was no revenue from sales of additional energy conversion products in the form of Baker Hughes industrial gas turbines for the three months ended June 30, 2021 or 2020). The Company is currently exploring energy conversion options for the smaller end of the power spectrum. We intend to begin to manufacture modular hybrid energy stations and lithium-ion BESS to be sold either individually or combined as part of a custom microturbine-battery storage solution. We consider our microturbines, Baker Hughes turbines, and hybrid energy stations to be a part of our Energy conversion products business line. We also added a new Energy Storage Products business line in Fiscal 2022 and there has not yet been any revenue from this business line.

Our goals for Fiscal 2022 are to:

●	broaden our diverse energy products and service offerings,
●	focus on growing top line revenue through our new Direct Solutions Sales team and growing the DSS subscription program, and expanding the rental fleet to 21.1 MW,
●	increase aftermarket margins and escalate parts availability, and
●	focus on managing working capital and inventory turns.

During the first quarter of Fiscal 2022 our net loss was $2.2 million and our basic and diluted net loss per share was $0.16, compared to $1.8 million and $0.17, respectively, in the same period of the previous fiscal year. The $0.4 million increase in the net loss during the first quarter of Fiscal 2022 compared to the same period the previous year was primarily attributable to increases in selling, general and administrative expense in the three months ended June 30, 2021 compared to the same period last year, driven by the impacts of the enactment of our Business Continuity Plan in the same period last year, partially offset by the gain on extinguishment of debt as a result of forgiveness of the Paycheck Protection Program (“PPP”) loan (see Note 11 – Term Note Payable for further discussion of the PPP loan).

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

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers of our success are expected to be revenue growth, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

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

The following table summarizes our product shipments by vertical markets:

	Three Months Ended June 30,
	2021	2020
Energy efficiency	45%	56%
Natural resources	27%	28%
Renewable energy	28%	16%

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

Renewable Energy

There is a growing transition to renewable energy sources and technologies on a global scale. Our microturbines run efficiently on renewable fuels such as methane and other biogases from landfills, wastewater treatment facilities and renewable natural gas. They also run efficiently on other small biogas applications like food processing plants, livestock farms and agricultural green waste operations. Microturbines can burn these renewable fuels with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel source for use at the site or in the surrounding areas. Our microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur, as the sulfur can contaminate combustion engines lube oil leading to equipment breakdowns and higher lifecycle costs.

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs. We have seen continued development in the critical market segment as it relates to heath care facilities. There was no revenue in the Critical Power Supply market vertical for the three months ended June 30, 2021 and 2020.

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbine, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment. There was no revenue in the Microgrid market vertical for the three months ended June 30, 2021 and 2020.

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

Additionally, our technology has been used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel can utilize the exhaust energy to increase the overall efficiency of the application, thereby reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Transportation is a developing market segment for us. In Fiscal 2020 and Fiscal 2021, transportation products were only for customer demonstrations. We have experienced continued development in these vertical markets and remain focused on the development of these applications. There was no revenue in the Transportation market vertical for the three months ended June 30, 2021 and 2020.

Backlog

Net product orders were approximately $6.7 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively. Ending backlog was approximately $27.8 million at June 30, 2021 compared to $29.4 million at March 31, 2021. The gross book-to-bill ratio was 1.0:1 and 0.9:1 for the three months ended June 30, 2021 and 2020, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Our FPP backlog as of June 30, 2021 was approximately $76.8 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2036. Our FPP backlog as of June 30, 2020 was approximately $80.4 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2037. Additionally, we offer new and remanufactured parts through our global distribution network.

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

During Fiscal 2021, we continued to expand and develop our new hydrogen products. We released our first commercially available hydrogen-based combined heat and power (CHP) product, which can safely run on a 10% hydrogen-90% natural gas mix, and we are targeting a commercial release of a product that will run on a 30% hydrogen-70% natural gas mix product by March 31, 2022. In continuing these efforts, we are testing a 70% hydrogen-30% natural gas configuration through our research and development partnership with Argonne National Laboratory.

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

Our manufacturing designs include the use of conventional technology, which has been proven in high- volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications and require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time; however, single source suppliers with long lead times may be more challenging to transition to another supplier. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2021 and continue to include the following areas:

●	Revenue recognition;
●	Inventory write-downs and classification of inventories;
●	Estimates of warranty obligations;
●	Accounts receivable allowances;
●	Deferred tax assets and valuation allowance;

●	Impairment of long-lived assets, including intangible assets with finite lives; and
●	Stock-based compensation expense.

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended June 30,
	2021	2020
	Revenue	Revenue
United States and Canada	$7.4	$8.0
Europe and Russia	4.0	3.1
Latin America	2.4	1.1
Asia and Australia	1.8	1.6
Middle East and Africa	0.5	0.4
Total	$16.1	$14.2

Revenue for the three months ended June 30, 2021 increased $1.9 million, or 13%, to $16.1 million from $14.2 million for the three months ended June 30, 2020. The $1.9 million increase was primarily driven by the $1.3 million increase in Latin America, $0.9 million increase in Europe and Russia, $0.2 million increase in Asia and Australia markets and $0.1 million in the Middle East and Africa, offset by a decrease of $0.6 million in the United States and Canada. The increase in Latin America, Europe and Russia is primarily due to increases in product shipments into the energy efficiency and natural resources vertical markets compared to the same period last year. The decrease in the United States and Canada is primarily attributable to a decrease in product shipments compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2021			2020
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$8.3	7.4	48	$6.1	5.2	58
Accessories	0.1			0.5
Total Product and Accessories	8.4			6.6

Parts and Service	7.7			7.6
Total	$16.1			$14.2

For the three months ended June 30, 2021, revenue from microturbine products and accessories increased $1.8 million, or 27%, to $8.4 million from $6.6 million for the three months ended June 30, 2020. The increase was primarily the result of more megawatts shipped, as we shipped a higher number of our C600 and C1000 Signature Series microturbine systems during the three months ended June 30, 2021 compared to the same period last year. Megawatts shipped were 7.4 megawatts and 5.2 megawatts during the three months ended June 30, 2021 and 2020, respectively. Average revenue per megawatt shipped was approximately $1.1 million and $1.2 million during the three months ended June 30, 2021 and 2020, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts and service revenue (which are part of our Energy as a Service business line and include revenue from our FPP contracts and other service revenue) increased $0.1 million, or 1%, to $7.7 million for three months ended June 30, 2021 from $7.6 million for the three months ended June 30, 2020.

Sales to Horizon Power Systems and E-Finity accounted for 11% and 10%, respectively, of our revenue for the three months ended June 30, 2021. Sales to E-Finity and CAL each accounted for 12% of our revenue for the three months ended June 30, 2020.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was $2.6 million, or 17% of revenue, for the three months ended June 30, 2021 compared to a gross margin of $3.4 million, or 24% of revenue, for the three months ended June 30, 2020. The decrease of $0.8 million was primarily because of an increase in production and service center labor and overhead expense of $0.6 million and higher inventory charges of $0.4 million, partially offset by an increase in our direct material costs margin of $0.1 million and a decrease in warranty expense of $0.1 million. Management continues to implement initiatives to improve gross margin in Fiscal 2022 by further reducing manufacturing overhead and direct material costs, and improving product performance as we work to achieve profitability.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.1 million reflects warranty accommodations and timing of warranty claims in the current period. During the three months ended June 30, 2021, the Company shipped approximately $2.0 million of parts to replace high risk failure parts in some of our fielded units due to a previously identified supplier defect and recorded it against the $4.9 million reserve established during the three months ended March 31, 2021.

Production and service center labor and overhead expense increased $0.6 million primarily because of increases of approximately $0.3 million in labor costs, $0.4 million in facilities costs and $0.1 million in supplies expense, partially offset by $0.2 million in overhead allocated to finished goods inventory primarily as a result of lower costs from actions taken in our Business Continuity Plan in the same period last year.

Inventory charges increased $0.4 million primarily as the result of an increase in the provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended June 30,
	2021	2020
Gross Margin
Product and accessories	$(0.6)	$(0.2)
As a percentage of product and accessories revenue	(7)%	(3)%

Parts and service	$3.2	$3.6
As a percentage of parts and service revenue	42%	47%

Total Gross Margin	$2.6	$3.4
As a percentage of total revenue	17%	24%

The decrease in product and accessories gross margin was primarily the result of a shift in product mix as well as weakness in the oil and gas market as a result of a decline in oil prices in addition to the continued movement towards clean energy and away from fossil fuels impacting capital expenditures in the natural resources market. Parts and service gross margin decreased $0.4 million primarily because of timing of FPP services performed.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (7)% during the three months ended June 30, 2021, from (3)% during the three months ended June 30, 2020, primarily driven by lower overhead costs in the three months ended June 30, 2020 due to the Business Continuity Plan. Parts and service gross margin as a percentage of parts and service revenue decreased to 42% during the three months ended June 30, 2021, compared to 47% during the three months ended June 30, 2020, primarily due to lower FPP costs in the three months ended June 30, 2020 due to the timing of shipments.

Research and Development (“R&D”) Expenses increased $0.5 million, or 125%, to $0.9 million from $0.4 million as a result of lower costs from actions taken in our Business Continuity Plan in the same period last year.

Selling, General, and Administrative (“SG&A”) Expenses increased $1.8 million, or 51%, to $5.3 million from $3.5 million primarily as a result of $0.9 million lower labor costs, $0.1 million lower facilities costs and $0.1 million lower business travel expense arising from actions taken pursuant to our Business Continuity Plan in the same period last year. Additionally, marketing costs increased $0.7 million primarily due to the timing of recognition of expense related to our Indy Car sponsorship.

Interest Expense for the three months ended June 30, 2021 and 2020 was $1.2 million and $1.3 million, respectively.

Gain on Extinguishment of Debt   The Company recognized a gain on extinguishment of debt of approximately $1.9 million during the three months ended June 30, 2021 as a result of the forgiveness of the PPP Loan. See Note 11 – Term Note Payable.

Other Income includes the return of $0.6 million of PPP Loan proceeds previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. Our cash and cash equivalents balances decreased $0.3 million during the three months ended June 30, 2021, compared to an increase of $1.2 million during the three months ended June 30, 2020. This $0.3 million decrease in cash during the three months ended June 30, 2021 compared to the same period last year was primarily the result of increased cash used in operating activities as the same period in the prior year was impacted by cost savings from the Company’s Business Continuity Plan, as well as delays in accounts receivable collections related to the COVID-19 pandemic in the current period. Cash used in investing activities was primarily to continue the expansion of the rental fleet, which was partially offset by cash provided by financing activities from the issuance of common stock through the June 2021 common stock offering and our at-the-market offering program.

Operating Activities During the three months ended June 30, 2021, we used $10.1 million in cash in our operating activities, which consisted of a net loss for the period of $2.2 million, cash used for working capital of $7.1 million and non-cash adjustments (primarily gain on extinguishment of debt, warranty provision, accounts receivable allowance, depreciation and amortization, stock based compensation and inventory provision) of $0.8 million. During the three months ended June 30, 2020, we used $1.9 million in cash in our operating activities, which consisted of a net loss for the period of $1.8 million and cash used for working capital of $1.1 million, offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $1.0 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended June 30,
	2021	2020
Net loss	$(2,182)	$(1,823)
Non-cash operating activities(1)	(837)	1,023
Changes in operating assets and liabilities:
Accounts receivable	(3,278)	1,584
Inventories	(3,341)	3,646
Accounts payable and accrued expenses	2,324	(4,361)
Prepaid expenses, other current assets and other assets	(107)	(188)
Other changes in operating assets and liabilities	(2,720)	(1,752)
Net cash used in operating activities	$(10,141)	$(1,871)
(1)	Represents change in gain on extinguishment of debt, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the three months ended June 30, 2021 compared to the same period the previous year was primarily driven by the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022. The change in accounts receivable was primarily the result of the timing of collections. The change in inventory was primarily the result of an increase in raw materials during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the three months ended June 30, 2021 compared to the same period the previous fiscal year. The change in other operating assets and liabilities during the three months ended June 30, 2021 compared to the same period in the previous fiscal year, was primarily the result of decrease in our accrued warranty reserve as we had additional spend for the reliability repair program.

Investing Activities Net cash used in investing activities of $1.2 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively, related primarily to the additions of our rental fleet of approximately $1.2 million and zero, respectively. The remaining amounts were primarily for sustaining our production and facilities.

Financing Activities During the three months ended June 30, 2021, we generated cash of approximately $11.0 million from financing activities compared to cash generated during the three months ended June 30, 2020 of approximately $3.1 million. The funds generated from financing activities during the three months ended June 30, 2021 were primarily the result of net proceeds from the June 2021 common stock offering and proceeds from the at-the-market offering program described below. The funds generated from financing activities during the three months ended June 30, 2020 were primarily the result of net borrowings under the PPP loan, as well as proceeds from the at-the-market offering program.

At-the-market offerings

On June 7, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock, having an aggregate offering price of up to $25.0 million. The Company will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect the Company’s filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50 million, subject to certain limitations set forth in the amendment. During the three months ended June 30, 2021, the Company issued 89,633 shares of the Company’s Common Stock under the at-the-market offering program and the net proceeds to the Company from the sale of the Company’s Common Stock were approximately $0.7 million after deducting commissions paid of approximately $23,000. As of June 30, 2021, approximately $49.3 million remained available for issuance with respect to this ATM Program.

Common Stock Offering

On June 17, 2021, the Company entered into an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (the “Underwriter”) whereby the Company agreed to sell to the Underwriter, and the Underwriter agreed to purchase, in a firm commitment underwritten public offering 1,904,763 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Offering”). The offering price to the public in the Offering was $5.25 per share of Common Stock, and the Underwriter agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $4.91 per share, representing an underwriting discount of 6.5%. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter an option to purchase, for a period of 30 days from the date of the Underwriting Agreement, up to an additional 285,714 shares of Common Stock (the “Option Shares”). On June 21, 2021, the Underwriter exercised the option in full. The Offering closed on June 22, 2021, and the Company received net proceeds of $10.5 million after deducting $1.0 million underwriting discounts, commissions and offering expenses paid by the Company.

Warrants

Series A Warrants

As of June 30, 2021, there were 217,875 Series A warrants outstanding with an exercise price of $25.50 per share of Common Stock, and have an expiration date of October 25, 2021.

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for shares of our common stock (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). Our common stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As of June 30, 2021, the Holder may purchase shares of the Company’s common stock in an aggregate amount of up to 463,067 shares at an exercise price of $2.61.

Goldman “2020 Warrant”

On October 1, 2020, the Company entered into an Amendment No. 3 to the Purchase Warrant for shares of our common stock (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended that certain Purchase Warrant for shares of our common stock originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). As of June 30, 2021, the holder may purchase shares of the Company’s common stock in an aggregate amount of up to 291,295 shares at an exercise price of $4.76.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of common stock, which represent 75% of the number of shares of common stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants are exercisable for shares of common stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of common stock. As of June 30, 2021, there were 75,000 Series D warrants outstanding at an exercise price of $6.12.

There were no stock options exercised during the three months ended June 30, 2021 and 2020. Repurchases of shares of our Common Stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $29,000 and $4,000 of net cash used during the three months ended June 30, 2021 and 2020, respectively.

Three-year Term Note On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time, in connection with the sale of our senior secured notes in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020, pursuant to A&R Note Purchase Agreement, the Company issued an additional $20 million in Notes, increasing total borrowings to $50.0 million. . Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as

defined in the A&R Note Purchase Agreement) plus 8.75% per annum The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of June 30, 2021, $50.9 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 13, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million. As of June 30, 2021, we were in compliance with the covenants contained in the A&R Note Purchase Agreement.

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

In February 2021, the Company applied for forgiveness of the PPP Loan. In June 2021, the Company received notification that its request for forgiveness of the PPP Loan was approved in full. In June 2021, the Company also received a refund of the $660,200 previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Group, L.P.

Working Capital and Other Operating Assets and Liabilities Cash used for working capital was $7.1 million during the three months ended June 30, 2021, an increase of $6.0 million from the cash used for working capital of $1.1 million during the three months ended June 30, 2020. These increases in cash used for working capital and other operating assets and liabilities were primarily due to increases in inventory and accounts receivable, partially offset by changes in accounts payable and accrued expenses.

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these condensed consolidated financial statements for the three ended June 30, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet obligations as they became due over the next twelve months from the date of issuance of our first quarter of Fiscal 2022 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making its products more expensive in such markets and ongoing global geopolitical tensions. We incurred a net loss of $2.2 million and used net cash in operating activities of $10.1 million for the three months ended June 30, 2021. Our net loss expanded during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increases in selling, general and administrative expense driven by the impacts of the enactment of our Business Continuity Plan in the same period last year, partially offset by the gain on extinguishment of debt as a result of forgiveness of the Paycheck Protection Program (“PPP”) loan (see Note 11 – Term Note Payable for further discussion of the PPP loan). Cash used for working capital requirements for the quarter were primarily for increases in inventory, which was primarily due to our intent to grow our long-term rental fleet from 10.6 MW to 21.1 MW during Fiscal 2022, as well as the delayed timing of accounts receivable collections due to the COVID-19 pandemic. Additionally, we used cash to replace parts under our reliability repair program established during the fourth quarter for Fiscal 2021. As of June 30, 2021, we had cash and cash equivalents of $49.2 million, and outstanding debt of $50.9 million at fair value (see Note 11 – Term Note Payable for further discussion of the outstanding debt).

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

Our accounts receivable balance, net of allowances, was $23.9 million and $20.6 million as of June 30, 2021 and March 31, 2021, respectively. Days sales outstanding in accounts receivable (“DSO”) increased by 41 days to 135 days as of June 30, 2021 compared to 94 days as of June 30, 2020, primarily due to delays in accounts receivable collections related to the COVID-19 pandemic.

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

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under debt agreements as further described in Note 11 of the financial statements, and funds received under offerings of common stock as further described in Note 9 of the financial statements, the Company will be able to meet its financial obligations as they become due over the twelve months from June 30, 2021.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2021. The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 15 – Commitments and Contingencies — Legal Matters, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2021.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Conformed Copy of Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, as amended through April 22, 2021 (a)
3.2	Fifth Amended and Restated Bylaws of Capstone Green Energy Corporation effective as of April 22, 2021 (b)
4.1

Amended and Restated Note Purchase Agreement, dated as of October 1, 2020, by and among Capstone Turbine Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (c)

4.2

First Amendment to the Amended and Restated Note Purchase Agreement, dated as of May 13, 2021 by and among Capstone Green Energy Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (d)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
(a)	Filed herewith
(b)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 22, 2021 (File No. 001-15957)
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 5, 2020 (File No. 001-15957)
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 14, 2021 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY CORPORATION

	By:	/s/ FREDERICK S. HENCKEN III
Frederick S. Hencken III
Chief Financial Officer
(Principal Financial Officer)
Date: August 11, 2021