Form 10-Q
period 2021-12-31
Capstone Green Energy Corp
filed 2022-02-10
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of February 9, 2022 was 15,265,722.

CAPSTONE GREEN ENERGY CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2021	2021
Assets
Current Assets:
Cash and cash equivalents	$31,267	$49,533
Accounts receivable, net of allowances of $335 at December 31, 2021 and $314 at March 31, 2021	26,842	20,593
Inventories, net	17,290	11,829
Prepaid expenses and other current assets	5,158	4,953
Total current assets	80,557	86,908
Property, plant, equipment and rental assets, net	14,262	9,630
Non-current portion of inventories	1,635	1,845
Other assets	8,790	7,639
Total assets	$105,244	$106,022
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$26,340	$19,767
Accrued salaries and wages	1,722	1,889
Accrued warranty reserve	1,428	5,850
Deferred revenue	5,231	6,374
Current portion of notes payable and lease obligations	707	576
Total current liabilities	35,428	34,456
Deferred revenue - non-current	927	765
Term note payable, net	50,940	52,865
Long-term portion of notes payable and lease obligations	5,984	4,762
Total liabilities	93,279	92,848
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 15,343,125 shares issued and 15,244,162 shares outstanding at December 31, 2021; 12,898,144 shares issued and 12,824,190 shares outstanding at March 31, 2021	15	13
Additional paid-in capital	946,621	934,381
Accumulated deficit	(932,593)	(919,271)
Treasury stock, at cost; 98,963 shares at December 31, 2021 and 73,954 shares at March 31, 2021	(2,078)	(1,949)
Total stockholders’ equity	11,965	13,174
Total liabilities and stockholders' equity	$105,244	$106,022

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
Product and accessories	$12,329	$12,760	$29,183	$26,572
Parts and service	8,280	7,916	24,704	23,202
Total revenue	20,609	20,676	53,887	49,774
Cost of goods sold:
Product and accessories	12,689	12,324	30,479	26,471
Parts and service	5,703	4,880	15,833	13,896
Total cost of goods sold	18,392	17,204	46,312	40,367
Gross margin	2,217	3,472	7,575	9,407
Operating expenses:
Research and development	767	735	2,637	1,703
Selling, general and administrative	5,293	4,816	17,055	13,234
Total operating expenses	6,060	5,551	19,692	14,937
Loss from operations	(3,843)	(2,079)	(12,117)	(5,530)
Other income (expense)	(21)	(11)	639	4
Interest income	5	7	16	23
Interest expense	(1,287)	(1,230)	(3,800)	(3,835)
Gain (loss) on debt extinguishment	—	(4,282)	1,950	(4,282)
Loss before provision for income taxes	(5,146)	(7,595)	(13,312)	(13,620)
Provision for income taxes	—	—	10	10
Net loss	(5,146)	(7,595)	(13,322)	(13,630)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	15
Net loss attributable to common stockholders	$(5,146)	$(7,595)	$(13,322)	$(13,645)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.34)	$(0.69)	$(0.92)	$(1.25)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	15,236	11,081	14,548	10,935

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2021	12,898,144	$13	$934,381	$(919,271)	73,954	$(1,949)	$13,174
Purchase of treasury stock	—	—	—	—	3,353	(29)	(29)
Vested restricted stock awards	19,096	—	29	—	—	—	29
Stock-based compensation	—	—	305	—	—	—	305
Issuance of common stock, net of issuance costs	2,289,651	2	11,203	—	—	—	11,205
Net loss	—	—	—	(2,182)	—	—	(2,182)
Balance, June 30, 2021	15,206,891	15	945,918	(921,453)	77,307	(1,978)	22,502
Purchase of treasury stock	—	—	—	—	20,006	(92)	(92)
Vested restricted stock awards	48,313	—	53	—	—	—	53
Stock-based compensation	—	—	333	—	—	—	333
Stock awards to Board of Directors	70,260	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	(26)	—	—	—	(26)
Net loss	—	—	—	(5,994)	—	—	(5,994)
Balance, September 30, 2021	15,325,464	15	946,278	(927,447)	97,313	(2,070)	16,776
Purchase of treasury stock	—	—	—	—	1,650	(8)	(8)
Vested restricted stock awards	17,661	—	8	—	—	—	8
Stock-based compensation	—	—	335	—	—	—	335
Net loss	—	—	—	(5,146)	—	—	(5,146)
Balance, December 31, 2021	15,343,125	$15	$946,621	$(932,593)	98,963	$(2,078)	$11,965

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2020	10,286,366	$10	$915,755	$(900,869)	57,577	$(1,875)	$13,021
Purchase of treasury stock	—	—	—	—	3,442	(4)	(4)
Vested restricted stock awards	16,126	—	4	—	—	—	4
Stock-based compensation	—	—	210	—	—	—	210
Issuance of common stock, net of issuance costs	782,448	1	1,371	—	—	—	1,372
Change in warrants valuation	—	—	99	—	—	—	99
Net loss	—	—	—	(1,823)			(1,823)
Balance, June 30, 2020	11,084,940	11	917,439	(902,692)	61,019	(1,879)	12,879
Purchase of treasury stock	—	—	—	—	9,403	(39)	(39)
Vested restricted stock awards	1,670	—	39	—	—	—	39
Stock-based compensation	—	—	219	—	—	—	219
Stock awards to Board of Directors	57,098	—	(38)	—	—	—	(38)
Deemed dividend on purchase warrant for common shares	—	—	15	(15)	—	—	—
Net loss	—	—	—	(4,212)	—	—	(4,212)
Balance, September 30, 2020	11,143,708	11	917,674	(906,919)	70,422	(1,918)	8,848
Vested restricted stock awards	14,939	—	—	—	—	—	—
Stock-based compensation	—	—	249	—	—	—	249
Warrants issued	—	—	760	—	—	—	760
Net loss	—	—	—	(7,595)	—	—	(7,595)
Balance, December 31, 2020	11,158,647	$11	$918,683	$(914,514)	70,422	$(1,918)	$2,262

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(13,322)	$(13,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337	1,072
Amortization of financing costs and discounts	26	614
Amortization of right-of-use assets	552	289
Loss (gain) on debt extinguishment	(1,950)	4,282
Reduction in accounts receivable allowances	—	(228)
Inventory provision	386	138
Provision for warranty expenses	358	535
Gain on disposal of equipment	—	(1)
Stock-based compensation	973	678
Changes in operating assets and liabilities:
Accounts receivable	(6,249)	(2,612)
Inventories	(5,637)	9,402
Prepaid expenses, other current assets and other assets	509	899
Accounts payable and accrued expenses	5,953	(774)
Accrued salaries and wages and long term liabilities	(168)	(173)
Accrued warranty reserve	(4,780)	(946)
Deferred revenue	(981)	(2,911)
Net cash used in operating activities	(22,993)	(3,366)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(5,748)	(1,269)
Net cash used in investing activities	(5,748)	(1,269)
Cash Flows from Financing Activities:
Net proceeds from term note payable	—	20,833
Repayment of notes payable and lease obligations	(590)	(655)
Cash used in employee stock-based transactions	(129)	(43)
Net proceeds from issuance of common stock and warrants	11,194	1,402
Net cash provided by financing activities	10,475	21,537
Net increase (decrease) in Cash and Cash Equivalents	(18,266)	16,902
Cash and Cash Equivalents, Beginning of Period	49,533	15,068
Cash and Cash Equivalents, End of Period	$31,267	$31,970
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,818	$3,038
Income taxes	$17	$14
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$118	$39
Renewal of insurance contracts financed by notes payable	$567	$593
Issuance of common stock for services to be received	$75	$—
Deemed dividend	$—	$15

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

	Previously Reported			After Reclassification
	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020		Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Product, accessories and parts	$15,374	$33,654	Product and accessories	$12,760	$26,572
Service	5,302	16,120	Parts and service	7,916	23,202
Total revenue	$20,676	$49,774	Total revenue	$20,676	$49,774

Significant Accounting Policies  There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2021 filed with the SEC on June 14, 2021, that have had a material impact on the Company's condensed consolidated financial statements and related notes.

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these condensed consolidated financial statements for the three and nine months ended December 31, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s third quarter of Fiscal 2022 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, and a strong U.S. dollar in certain markets making its products more expensive in such markets. The Company incurred a net loss of $13.3 million and used net cash in operating activities of $23.0 million for the nine months ended December 31, 2021. Cash used for working capital requirements for the quarter was primarily for increases in inventory, as a result of the Company’s efforts to grow its long-term rental fleet from 10.6 MW to 21.1 MW during Fiscal 2022, as well as the delayed timing of accounts receivable collections due to the COVID-19 pandemic. Additionally, the Company used cash to replace parts under its reliability repair program established during the fourth quarter of Fiscal 2021. As of December 31, 2021, the Company had cash and cash equivalents of $31.3 million, working capital of  $45.2 million, outstanding debt of $50.9 million at fair value (see Note 10 – Term Note Payable for further discussion of the outstanding debt), and inventory purchase commitments of approximately $40.1 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories and consequently may extend beyond 2023.

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

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under debt agreements as further described in Note 10 – Term Note Payable, and funds received under offerings of Common Stock as further described in Note 8 – Offerings of Common Stock and Warrants, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of the Company’s third quarter of Fiscal 2022 interim condensed consolidated financial statements.

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

4.  Customer Concentrations and Accounts Receivable

E-Finity Distributed Generation, LLC (“E-Finity”) and RSP Systems, two of the Company’s domestic distributors, and Radian Oil & Gas Services Co, one of the Company’s international direct customers, accounted for 13%, 10%, and 10% of revenue for the three months ended December 31, 2021, respectively. Cal Microturbine, one of the Company’s domestic distributors, and Supernova Energy Services, one of the Company’s Latin American distributors, accounted for 24% and 12% of revenue for the three months ended December 31, 2020, respectively. E-Finity accounted for 15% of revenue for the nine months ended December 31, 2021. Cal Microturbine accounted for 16% of revenue for the nine months ended December 31, 2020.

Additionally, E-Finity accounted for 20% and 13% of net accounts receivable as of December 31, 2021 and March 31, 2021, respectively. The Company recorded a net bad debt recovery of approximately $0.2 million during the three and nine months ended December 31, 2020. The Company had no bad debt expense during the three and nine months ended December 31, 2021.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	December 31,	March 31,
	2021	2021
Raw materials	$20,995	$15,755
Work in process	—	(30)
Finished goods	—	—
Total	20,995	15,725
Less: inventory reserve	(2,070)	(2,051)
Less: non-current portion	(1,635)	(1,845)
Total inventory, net-current portion	$17,290	$11,829

The non-current portion of inventories represent the portion of inventories in excess of amounts expected to be sold or used in the next twelve months and primarily comprise of repair parts for older generation products still in operation but not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of December 31, 2021 is 1.1 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2021 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$831
25 to 36 months	804
Total	$1,635

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	December 31,	March 31,
	2021	2021
Machinery, equipment, automobiles and furniture	$15,681	$15,523
Leasehold improvements	8,566	8,069
Molds and tooling	3,336	3,192
Rental assets	13,439	8,378
	41,022	35,162
Less: accumulated depreciation	(26,760)	(25,532)
Total property, plant, equipment and rental assets, net	$14,262	$9,630

During the nine months ended December 31, 2021, the Company deployed an additional 7.1 megawatts (“MWs”) of microturbine systems with a book value of approximately $5.1 million under its long-term rental program, bringing the total rental fleet to 17.7 MWs.

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.5 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively. Depreciation expense for property, plant, equipment and rental assets was $1.2 million and $1.0 million for the nine months ended December 31, 2021 and 2020, respectively.

7. Stock-Based Compensation

The following table summarizes, by condensed consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Cost of goods sold	$29	$22	$86	$59
Research and development	22	11	57	29
Selling, general and administrative	284	216	830	590
Stock-based compensation expense	$335	$249	$973	$678

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2017, the Company’s Board adopted the Capstone Green Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan initially provided for awards of up to 300,000 shares of Common Stock. The 2017 Plan is administered by the Compensation and Human Capital Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment of the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 300,000 shares of Common Stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018. Since this time, the Company’s stockholders have approved amendments to increase the aggregate number of shares authorized for issuance under the 2017 Plan by an additional 1,600,000 shares of Common Stock, including, most recently, on June 2, 2021, the Company’s Board of Directors adopted Amendment No. 4 (the “Plan Amendment”) of the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 500,000 shares of Common Stock. The Plan amendment was approved by the Company’s stockholders at the 2021 annual meeting of stockholders on August 27, 2021.

As of December 31, 2021, there were 796,894 shares available for future grants under the 2017 Plan.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the nine months ended December 31, 2021:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2021	497,281	$5.65
Granted	318,713	5.45
Vested and issued	(155,330)	5.13
Forfeited	(11,930)	5.60
Non-vested restricted stock units outstanding at December 31, 2021	648,734	5.68
Restricted stock units expected to vest beyond December 31, 2021	648,734	$5.68

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Restricted stock compensation expense (in thousands)	$335	$249	$973	$678
Aggregate fair value of restricted stock units vested and issued (in thousands)	$94	$87	$798	$352
Weighted average grant date fair value of restricted stock units granted during the period	$4.70	$6.22	$5.45	$4.39

As of December 31, 2021, there was approximately $2.5 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.3 years.

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

During the nine months ended December 31, 2021, the Company granted 35,986 PRSUs with a three-year performance measurement period. The target PRSU awards for each participant will be paid upon achievement of the target level of performance for aftermarket sales absorption and payoff or refinancing of its debt with a reduced rate, taking into account the applicable weighting for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weights performance between levels for determining the portion of the Target PRSU that is earned. There were no PRSUs granted during the nine months ended December 31, 2020.

The weighted average per share grant date fair value of PRSUs granted during the nine months ended December 31, 2021 was $8.39. Based on the Company’s assessment as of December 31, 2021, the Company does not expect to meet the threshold of the performance measurements for the Fiscal 2022 and Fiscal 2020 PRSUs, and as a result, no compensation expense was recorded during the nine months ended December 31, 2021 or during the nine months ended December 31, 2020. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

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

Warrants

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of December 31, 2021, there were 75,000 Series D warrants outstanding.

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

On February 10, 2020, the Company issued 229,886 shares of the Company’s Common Stock, under a sponsorship agreement to its vendor. The prepaid marketing cost amortization associated with the Common Stock issued were $0.2 million and $1.1 million during the three and nine months ended December 31, 2020, respectively and were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

On February 17, 2021 and April 1, 2021, the Company issued 105,933 and 9,541 shares of the Company’s Common Stock, under a sponsorship agreement and an investor relations consulting agreement, respectively to vendors. The prepaid marketing cost amortization associated with the Common Stock issued were $1.0 million during the nine months ended December 31, 2021, and were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. As of December 31, 2021, there are no amounts remaining in prepaid marketing cost, prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets related to the value of shares issued under the sponsorship agreement and investor relations consulting agreement.

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of December 31, 2021 includes the Three-Year Term Note as discussed in Note 10 – Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	December 31, 2021		March 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,940	$51,000	$50,915	$51,000
PPP loan	—	—	1,950	1,950
Total	$50,940	$51,000	$52,865	$52,950

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

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, certain of its subsidiaries as guarantors, the Collateral Agent and various purchasers party thereto. Under the A&R Note Purchase Agreement, the Company issued an additional $20 million in Notes, increasing total borrowings to $50 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, October 1, 2023. As of December 31, 2021, $50.9 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s and its subsidiaries’ assets, including intellectual property and general intangibles.

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

On May 13, 2021, the Company and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the A&R Note Purchase Agreement.  The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9.0 million to $12.2 million for the period from the Amendment Date to March 31, 2022.

As of December 31, 2021, the Company was in compliance with the covenants contained in the A&R Note Purchase Agreement.

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $9,000 and $26,000 for the three and nine months ended December 31, 2021, respectively, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the Notes payable during the three months ended December 31, 2021 and 2020 was $1.3 million in both periods, and includes $9,000 in amortization of debt issuance costs. Interest expense related to the Notes payable during the nine months ended December 31, 2021 and 2020 was $3.8 million and $3.9 million, and includes $26,000 and $0.6 million in amortization of debt issuance costs, respectively.

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

In February 2021, the Company applied for forgiveness of the PPP Loan, and the loan was forgiven in full on June 30, 2021 (See “Gain on extinguishment of debt” below).

Gain on extinguishment of debt   In June 2021, the Company received notification from Western Alliance that the SBA approved forgiveness of the PPP loan in its entirety. The Company accounted for forgiveness on the PPP Loan in accordance with ASC 470 and recognized a gain on debt extinguishment of $1.9 million on its Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows during the nine months ended December 31, 2021.

In June 2021, the Company also received a refund of the $660,200 previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. and recorded these amounts within other income on the Company’s Condensed Consolidated Statements of Operations.

11. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve during the nine months ended December 31, 2021 are as follows (in thousands):

Balance, beginning of the period	$5,850
Standard warranty provision	358
Deductions for warranty claims	(4,780)
Balance, end of the period	$1,428

During the fourth quarter of Fiscal 2021, the Company recorded a specific $4.9 million accrual related to a reliability repair program to account for the replacement of remaining high risk failure parts in some of the Company’s fielded units due to a supplier defect. As of December 31, 2021, the accrual related to this reliability repair program was zero as the Company has determined it replaced a sufficient quantity of high risk failure parts in its fielded units under this reliability repair program and that it should be terminated.

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

The following table presents disaggregated revenue by business group (in thousands):

	Nine Months Ended December 31,
	2021	2020
Microturbine Products	$28,234	$25,396
Accessories	949	1,176
Total Product and Accessories	29,183	26,572
Parts and Service	24,704	23,202
Total Revenue	$53,887	$49,774

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Nine Months Ended December 31,
	2021	2020
United States	$26,052	$23,237
Mexico	2,142	3,017
All other North America	480	180
Total North America	28,674	26,434
Russia	3,099	2,725
All other Europe	8,911	10,780
Total Europe	12,010	13,505
Asia	1,755	3,455
Australia	3,861	2,319
All other	7,587	4,061
Total Revenue	$53,887	$49,774

Contract Balances

The Company’s contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in deferred revenue non-current liabilities in the Condensed Consolidated Balance Sheets.

As of December 31, 2021, the balance of deferred revenue was approximately $6.2 million compared to $7.1 million as of March 31, 2021. The overall decrease of $0.9 million was due to decreases in Distributor Support System (“DSS program”) deferred revenue of $1.2 million, partially offset by an increase in deposits of $0.3 million. As of December 31, 2021, deferred revenue consisted of the following (in thousands):

FPP Balance, beginning of the period	$4,765
FPP Billings	13,272
FPP Revenue recognized	(13,346)
Balance attributed to FPP contracts	4,691
DSS Program	187
Deposits	1,280
Deferred revenue balance, end of the period	$6,158

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. As of December 31, 2021, approximately $4.7 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $3.8 million of these remaining performance obligations over the next 12 months and the balance of $0.9 million will be recognized thereafter.

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

As of December 31, 2021, the FPP backlog was approximately $77.9 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2042.

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

	December 31,	March 31,
	2021	2021
Other current assets	$124	$124
Other assets	2,521	2,613
Royalty-related assets	$2,645	$2,737

14.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2021, the Company had firm commitments to purchase inventories of approximately $40.1 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 15 – Leases.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2021, no significant inventories of this nature were held at distributors.

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. A trial date in the matter has been set for December 12, 2022. Discovery is ongoing. The Company has not recorded any liability as of December 31, 2021, as the matter is too early to estimate.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating lease cost	$295	$263	$799	$536

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	December 31, 2021	March 31, 2021
Operating lease right-of-use assets	$6,066	$4,741
Total operating lease right-of-use assets	$6,066	$4,741

Operating lease liability, current	$540	$485
Operating lease liability, non-current	5,777	4,456
Total operating lease liabilities	$6,317	$4,941

Weighted average remaining lease life	8.54 years	6.51 years

Weighted average discount rate	12.00%	13.00%

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$805	$843
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,877	$—

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2022 (remainder of fiscal year)	$301
2023	1,297
2024	1,324
2025	1,248
2026	1,243
Thereafter	4,637
Total lease payments	$10,050
Less: imputed interest	(3,733)
Present value of operating lease liabilities	$6,317

16. Net Loss Per Common Share

Basic loss per common share is computed using the weighted-average number of Common Shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments anti-dilutive. Outstanding stock options and restricted stock units at December 31, 2021 and 2020 totalled 0.7 million and 0.4 million, respectively. As of December 31, 2021 and 2020, the number of warrants excluded from diluted net loss per common share computations was approximately 0.8 million and 1.8 million, respectively.

17.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	the ongoing effects of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, and the fact that many of the other factors discussed below may be amplified by the COVID-19 pandemic and the restrictions that have been instituted as a result of the pandemic;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the development of the market for and customer uses of our microturbines;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to international trade regulation, quotas, duties or tariffs, and sanctions;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights;
●	the impact of pending or threatened litigation; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2021.

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

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines. In addition to our existing microturbine products, since September 2020, we have offered additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product (although there was no revenue from sales of additional energy conversion products in the form of Baker Hughes industrial gas turbines for the three and nine months ended December 31, 2021 or 2020). We are currently exploring energy conversion options for the smaller end of the power spectrum. We intend to begin to manufacture modular hybrid energy stations and lithium-ion battery energy storage systems (“BESS”) to be sold either individually or combined as part of a custom microturbine-battery storage solution. We consider our microturbines, Baker Hughes turbines, and hybrid energy stations to be a part of our Energy conversion products business line. We also added a new Energy Storage Products business line in Fiscal 2022 and there has not yet been any revenue from this business line.

Our goals for Fiscal 2022 are to:

●	broaden our diverse energy products and service offerings,
●	focus on growing top line revenue through our new Direct Solutions Sales team and growing the DSS subscription program, and expanding the rental fleet to 21.1 MW,
●	increase aftermarket margins and escalate parts availability, and
●	focus on managing working capital and inventory turns.

For the third quarter of Fiscal 2022 our net loss was $5.1 million and our basic and diluted net loss per share was $0.34, compared to $7.6 million and $0.69, respectively, for the same period of the previous fiscal year. The $2.5 million decrease in the net loss during the third quarter of Fiscal 2022 compared to the same period the previous year was primarily attributable to loss on extinguishment of debt as a result of the Amended & Restated Note Purchase Agreement with Goldman Sachs (see Note 10 – Term Note Payable for further discussion of the note), which negatively impacted our operating results in the same period last year. This decrease was partially offset by increases in selling, general and administrative expense driven by the impacts of the enactment of our Business Continuity Plan, which favorably impacted our operating results in the same period last year, as well as additional expense related to the growth of the Direct Solution Sales team during Fiscal 2022.

Our products continue to gain interest in all our major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, and microgrids). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail, and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to ensure diversification by also targeting projects within the energy efficiency and renewable energy markets.

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

An overview of our direction, targets and key initiatives are as follows:

1.	Our Energy Conversion Products business line is driven by our industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. We target specific market verticals for these products.

Focus on Vertical Markets Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, and microgrid products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Energy efficiency	83%	67%	66%	65%
Natural resources	4%	24%	16%	22%
Renewable energy	7%	8%	16%	12%
Critical Power Supply	—	—	—	—
Microgrid	6%	1%	2%	1%

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbine, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment. There was $0.7 million in revenue in the Microgrid market vertical for both the three and nine months ended December 31, 2021. There was $0.1 million and $0.2 million in revenue in the Microgrid market vertical for the three and nine months ended December 31, 2020, respectively.

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs. We have seen continued development in the critical market segment as it relates to heath care facilities. There was no revenue in the Critical Power Supply market vertical for the three and nine months ended December 31, 2021 and 2020.

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

Additionally, our technology has been used in marine applications. Our customers have applied our products in the commercial vessel and luxury yacht market segments. The application for our marine products is for use as a ship auxiliary engine. In this application, the microturbines provide power to the vessel’s electrical loads and, in some cases, the vessel can utilize the exhaust energy to increase the overall efficiency of the application, thereby reducing overall fuel consumption and emissions. Another feasible application is similar to our HEV application where the vessel is driven by an electric propulsion system and the microturbine serves as an on board range extender. Transportation is a developing market segment for us. In Fiscal 2020 and Fiscal 2021, transportation products were only for customer demonstrations. We have experienced continued development in these vertical markets and remain focused on the development of these applications. There was no revenue in the Transportation market vertical for the three and nine months ended December 31, 2021 and 2020.

Backlog

Net product orders were approximately $4.5 million and $7.9 million for the three months ended December 31, 2021 and 2020, respectively. Ending backlog was approximately $20.6 million at December 31, 2021 compared to $29.4 million at March 31, 2021. The gross book-to-bill ratio was 0.5:1 and 0.9:1 for the three months ended December 31, 2021 and 2020, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. The decrease in the book-to-bill ratio was partially due to the timing of orders received, as several expected orders were placed in January 2022 instead of December 2021.

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

2.	Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors that resell our products to end users. We have a total of 66 distributors, OEMs and national accounts. In the United States and Canada, we currently have 10 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 56 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

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

Our FPP backlog as of December 31, 2021 was approximately $77.9 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2042. Our FPP backlog as of March 31, 2021 was approximately $75.1 million, which represents the value of the contractual agreement for FPP services that then had not been earned and extends through Fiscal 2041. Additionally, we offer new and remanufactured parts through our global distribution network.

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

Results of Operations

Three Months Ended December 31, 2021 and 2020

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended December 31,
	2021	2020
United States and Canada	$10.9	$9.7
Europe and Russia	4.2	4.4
Latin America	1.8	3.7
Asia and Australia	1.5	2.4
Middle East and Africa	2.2	0.5
Total	$20.6	$20.7

Revenue for the three months ended December 31, 2021 decreased $0.1 million to $20.6 million from $20.7 million for the three months ended December 31, 2020. The $0.1 million decrease was primarily driven by a $1.9 million decrease in Latin America, $0.9 million decrease in Asia and Australia, and $0.2 million decrease in Europe and Russia, offset by increases of $1.7 million in the Middle East and Africa and $1.2 million in the United States and Canada. The decrease in Latin America, Asia and Australia, Europe and Russia was primarily attributable to a decrease in product shipments into the natural resources and renewable energy vertical markets compared to the same period last year. The increase in the Middle East and Africa, the United States and Canada was primarily due to increases in product shipments into the energy efficiency and microgrid vertical markets compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2021			2020
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$11.6	10.3	54	$12.2	13.1	62
Accessories	0.7			0.6
Total Product and Accessories	12.3			12.8

Parts and Service	8.3			7.9
Total	$20.6			$20.7

For the three months ended December 31, 2021, revenue from microturbine products and accessories decreased $0.5 million, or 4%, to $12.3 million from $12.8 million for the three months ended December 31, 2020. The $0.5 million decrease was primarily driven by a decrease in megawatts and units shipped, specifically our C1000 Signature Series microturbine systems during the three months ended December 31, 2021 compared to the same period last year. Megawatts shipped were 10.3 megawatts and 13.1 megawatts during the three months ended December 31, 2021 and 2020, respectively. Average revenue per megawatt shipped was approximately $1.1 million and $0.9 million during the three months ended December 31, 2021 and 2020, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts and service revenue (which are part of our Energy as a Service business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $0.4 million, or 5%, to $8.3 million for three months ended December 31, 2021 from $7.9 million for the three months ended December 31, 2020. The $0.4 million increase was primarily driven by an increase in rental revenue during the three months ended December 31, 2021 compared to the same period last year.

Sales to E-Finity, RSP Systems, and Radian Oil & Gas Services Co, accounted for 13%, 10%, and 10% of our revenue for the three months ended December 31, 2021, respectively. Sales to Cal Microturbine and Supernova Energy Services accounted for 24% and 12% of our revenue for the three months ended December 31, 2020, respectively.

Gross Margin Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was $2.2 million, or 11% of revenue, for the three months ended December 31, 2021 compared to a gross margin of $3.5 million, or 17% of revenue, for the three months ended December 31, 2020. The decrease of $1.3 million was primarily a result of $0.4 million lower direct material costs margin as a result of increasing component costs, an increase in our production and service center labor and overhead expense of $0.9 million, and higher inventory charges of $0.1 million, partially offset by lower warranty expense of $0.1 million.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.1 million reflects warranty accommodations and timing of warranty claims in the current period. During the three months ended December 31, 2021, we shipped approximately $0.4 million of parts to replace high risk failure parts in some of our fielded units due to a previously identified supplier defect and recorded it against the $4.9 million reserve established during the three months ended March 31, 2021.

Production and service center labor and overhead expense increased by $0.9 million primarily because of increases of approximately $0.5 million in facilities costs, $0.4 million in supplies expense, $0.2 million in subcontract labor expense and $0.1 million in labor costs, primarily as a result of lower costs from actions taken in our Business Continuity Plan in the same period last year, partially offset by $0.3 million in overhead allocated to finished goods inventory.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended December 31,
	2021	2020
Gross Margin
Product and accessories	$(0.4)	$0.5
As a percentage of product and accessories revenue	(3)%	4%

Parts and service	$2.6	$3.0
As a percentage of parts and service revenue	31%	38%

Total Gross Margin	$2.2	$3.5
As a percentage of total revenue	11%	17%

The decrease in product and accessories gross margin was primarily the result of lower overhead costs in the three months ended December 31, 2020 due to cost savings from the Business Continuity Plan.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (3)% during the three months ended December 31, 2021, from 4% during the three months ended December 31, 2020, primarily driven by higher product material costs in the three months ended December 31, 2021 and lower overhead costs in the three months ended December 31, 2020 due to enactment of the Business Continuity Plan. Parts and service gross margin as a percentage of parts and service revenue decreased to 31% during the three months ended December 31, 2021, compared to 38% during the three months ended December 31, 2020 primarily as a result of lower overhead costs in the three months ended December 31, 2020 due to the Business Continuity Plan.

Research and Development (“R&D”) Expenses increased $0.1 million, or 14%, to $0.8 million from $0.7 million as a result of lower costs from actions taken in our Business Continuity Plan in the same period last year.

Selling, General, and Administrative (“SG&A”) Expenses increased $0.5 million, or 10%, to $5.3 million from $4.8 million primarily as a result of a $0.3 million increase in consulting expense, $0.1 million increase in labor expense, $0.1 million increase in business travel expense and $0.1 million in facility costs, offset by a decrease of $0.1 million in marketing expense. These increases were primarily due to an increase in selling costs as a result of growing the Direct Solutions Sales team.

Interest Expense for the three months ended December 31, 2021 and 2020 was $1.3 million and $1.2 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Loss on Extinguishment of Debt We recognized a loss on extinguishment of debt of approximately $4.3 million during the three months ended December 31, 2020. The loss on extinguishment of debt comprised of the write-off of approximately $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender, and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million. There was no comparable Loss on Extinguishment of Debt in the three month period ended December 31, 2021.

Nine Months Ended December 31, 2021 and 2020

The following table summarizes our revenue by geographic markets (amounts in millions):

	Nine Months Ended December 31,
	2021	2020
United States and Canada	$26.5	$23.4
Europe and Russia	12.0	13.5
Latin America	6.9	6.1
Asia and Australia	5.7	5.8
Middle East and Africa	2.8	1.0
Total	$53.9	$49.8

Revenue for the nine months ended December 31, 2021 increased $4.1 million, or 8%, to $53.9 million from $49.8 million for the nine months ended December 31, 2020. The $4.1 million increase was primarily driven by a $3.1 million increase in the United States and Canada, $1.8 million increase in the Middle East and Africa, and $0.8 million increase in Latin America, offset by decreases of $1.5 million in Europe and Russia and $0.1 million in Asia and Australia. The increase in the United States and Canada, Latin America, and the Middle East and Africa was primarily due to increases in product shipments into the energy efficiency and renewable energy vertical markets, as well as an increase in parts shipments, compared to the same period last year. The decrease in Europe and Russia, Asia and Australia was primarily attributable to a decrease in product shipments into the natural resources vertical markets compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2021			2020
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$28.3	25.2	143	$25.4	25.7	171
Accessories	0.9			1.2
Total Product and Accessories	29.2			26.6

Parts and Service	24.7			23.2
Total	$53.9			$49.8

For the nine months ended December 31, 2021, revenue from microturbine products and accessories increased $2.6 million, or 10%, to $29.2 million from $26.6 million for the nine months ended December 31, 2020. The $2.6 million increase was primarily due to the mix of products sold during the nine months ended December 31, 2021 compared to the same period last year. Megawatts shipped were 25.2 megawatts and 25.7 megawatts during the nine months ended December 31, 2021 and 2020, respectively. Average revenue per megawatt shipped was approximately $1.1 million and $1.0 million during the nine months ended December 31, 2021 and 2020, respectively.

Parts and service revenue increased $1.5 million, or 6%, to $24.7 million for nine months ended December 31, 2021 from $23.2 million for the nine months ended December 31, 2020. The $1.5 million increase was primarily driven by an increase in parts shipped during the nine months ended December 31, 2021 compared to the same period last year.

E-Finity accounted for 15% of our revenue for the nine months ended December 31, 2021. Cal Microturbine accounted for 16% of our revenue for the nine months ended December 31, 2020.

Gross Margin was approximately $7.6 million, or 14% of revenue, for the nine months ended December 31, 2021 compared to a gross margin of $9.4 million, or 19% of revenue, for the nine months ended December 31, 2020. The decrease of $1.8 million was primarily due to $2.1 million higher production and service labor and overhead expenses in the nine months ended December 31, 2021, as well as inventory charges of $0.4 million, which were partially offset by a higher direct material costs margin of $0.5 million and lower warranty expense of $0.2 million.

Direct material costs margin increased $0.5 million during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 primarily due to an increase in the volume and mix of product and parts shipments.

Production and service center labor and overhead expense increased $2.1 million in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 primarily due to an increase of approximately $1.2 million in facilities costs, $0.7 million in labor costs, $0.7 million in supplies expense and $0.3 million in consulting expense, offset by $0.8 million in overhead allocated to finished goods inventory primarily as a result of lower costs from actions taken in our Business Continuity Plan during the nine months ended December 31, 2020.

Inventory charges increased $0.4 million primarily as the result of an increase in the provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Nine Months Ended December 31,
	2021	2020
Gross Margin
Product and accessories	$(1.3)	$0.1
As a percentage of product and accessories revenue	(4)%	—%

Parts and service	$8.9	$9.3
As a percentage of parts and service revenue	36%	40%

Total Gross Margin	$7.6	$9.4
As a percentage of total revenue	14%	19%

The $1.4 million decrease in product and accessories gross margin was primarily due to lower overhead costs in the nine months ended December 31, 2020 due to cost savings from the enactment of the Business Continuity Plan.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (4)% during the nine months ended December 31, 2021, primarily driven by lower overhead costs in the nine months ended December 31, 2020 due to the enactment of the Business Continuity Plan. Parts and service gross margin as a percentage of parts and service revenue decreased to 36% during the nine months ended December 31, 2021, compared to 40% during the nine months ended December 31, 2020, primarily driven by lower overhead costs in the nine months ended December 31, 2020 due to the enactment of the Business Continuity Plan, as well as lower FPP costs in the nine months ended December 31, 2020 driven by the timing of shipments.

Research and Development (“R&D”) Expenses increased $0.9 million, or 53%, to $2.6 million from $1.7 million as a result of lower costs from actions taken in our Business Continuity Plan during the nine months ended December 31, 2020.

Selling, General, and Administrative (“SG&A”) Expenses increased $3.9 million, or 30%, to $17.1 million from $13.2 million primarily as a result of increases of approximately $1.7 million labor costs, $0.6 million in marketing related costs, $0.5 million in consulting expense, $0.4 million in business travel expense, $0.3 million in facilities costs, $0.2 million in shareholder costs, and lower bad debt recovery of $0.2 million. Employer legal settlement costs in Fiscal 2022 were offset by higher legal costs in Fiscal 2021 related to supplier reliability repair program. These increases, except for the lower bad debt recovery of $0.2 million were primarily a result of the actions taken in our Business Continuity Plan in the nine months ended December 31, 2020.

Interest Expense for the nine months ended December 31, 2021 and 2020 were each $3.8 million. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Gain and Loss on Extinguishment of Debt of approximately $1.9 million during the nine months ended December 31, 2021 was the result of the forgiveness of the PPP Loan. See Note 10 – Term Note Payable. We recognized a loss on extinguishment of debt of approximately $4.3 million during the nine months ended December 31, 2020. The loss on extinguishment of debt comprised of the write-off of approximately $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender, and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million.

Other Income for the nine months ended December 31, 2021 includes the payment to the Company of $0.6 million of PPP Loan proceeds previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. See Note 10 – Term Note Payable.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. Our cash and cash equivalents balances decreased $18.3 million during the nine months ended December 31, 2021, primarily due to an increase in cash used in operating activities, as well as delays in accounts receivable collections primarily related to the COVID-19 pandemic in the current period, an increase in inventory for the rental fleet and to continue to produce product despite supply chain challenges, partially offset by increasing revenue and delays in accounts payable payments. Cash used in investing activities was primarily to continue the expansion of the rental fleet, which was partially offset by cash provided by financing activities from the issuance of Common Stock through the June 2021 Common Stock offering and our at-the-market offering program.

Operating Activities During the nine months ended December 31, 2021, we used $23.0 million in cash in our operating activities, which consisted of a net loss for the period of $13.3 million, cash used for working capital of $11.4 million and non-cash adjustments (primarily gain on extinguishment of debt, warranty provision, depreciation and amortization, stock based compensation and inventory provision) of $1.7 million. During the nine months ended December 31, 2020, we used $3.4 million in cash in our operating activities, which consisted of a net loss for the period of $13.6 million, partially offset by cash provided from working capital of $2.9 million and non-cash adjustments (primarily warranty provision, accounts receivable allowance, depreciation and amortization, stock based compensation and inventory provision) of $7.4 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended December 31,
	2021	2020
Net loss	$(13,322)	$(13,630)
Non-cash operating activities(1)	1,682	7,379
Changes in operating assets and liabilities:
Accounts receivable	(6,249)	(2,612)
Inventories	(5,637)	9,402
Accounts payable and accrued expenses	5,953	(774)
Prepaid expenses, other current assets and other assets	509	898
Other changes in operating assets and liabilities	(5,929)	(4,029)
Net cash used in operating activities	$(22,993)	$(3,366)
(1)	Represents change in gain on extinguishment of debt, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the nine months ended December 31, 2021, compared to the same period the previous year was primarily driven by the loss on extinguishment of debt accounting resulting from entering into the A&R Note Purchase Agreement with Goldman Sachs during the third quarter of Fiscal 2021 and the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022. The change in accounts receivable was primarily the result of slower collections in Fiscal 2022 due to delays from the COVID-19 pandemic. The change in inventory was primarily the result of an increase in raw materials during the nine months ended December 31, 2021 due to the expansion of our rental fleet and continuance to produce product despite supply chain challenges, compared to the nine months ended December 31, 2020. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during the nine months ended December 31, 2021 compared to the same period the previous fiscal year. The change in other operating assets and liabilities during the nine months ended December 31, 2021 compared to the same period in the previous fiscal year, was primarily the result of additional spend for the reliability repair program.

Investing Activities Net cash used in investing activities of $5.7 million and $1.3 million during the nine months ended December 31, 2021 and 2020, respectively, related primarily to the additions to our rental fleet of approximately $5.1 million and $0.8 million, respectively. The remaining amounts were primarily for sustaining our production and facilities.

Financing Activities During the nine months ended December 31, 2021, we generated cash of approximately $10.5 million from financing activities compared to cash generated during the nine months ended December 31, 2020 of approximately $21.5 million. The funds generated from financing activities during the nine months ended December 31, 2021 were primarily the result of net proceeds from the June 2021 Common Stock offering and proceeds from the at-the-market offering program described below. The funds generated from financing activities during the nine months ended December 31, 2020 were primarily the result of net proceeds from our A&R Note Purchase Agreement with Goldman Sachs, net borrowings under the PPP Loan, as well as proceeds from the at-the-market offering program described below.

At-the-market offerings

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50 million from the date of the amendment to the Sales Agreement, subject to certain limitations set forth in the amendment. During the nine months ended December 31, 2021, we issued 89,633 shares of our Common Stock under the at-the-market offering program and the net proceeds to the Company from the sale of our Common Stock were approximately $0.7 million after deducting commissions paid of approximately $23,000. As of December 31, 2021, approximately $49.3 million remained available for issuance with respect to this ATM Program.

Common Stock Offering

On June 17, 2021, we entered into an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (the “Underwriter”) whereby we agreed to sell to the Underwriter, and the Underwriter agreed to purchase, in a firm commitment underwritten public offering 1,904,763 shares (the “Shares”) of our common stock, $0.001 par value per share (the “Offering”). The offering price to the public in the Offering was $5.25 per share of Common Stock, and the Underwriter agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $4.91 per share, representing an underwriting discount of 6.5%. Pursuant to the Underwriting Agreement, we also granted the Underwriter an option to purchase, for a period of 30 days from the date of the Underwriting Agreement, up to an additional 285,714 shares of Common Stock (the “Option Shares”). On June 21, 2021, the Underwriter exercised the option in full. The Offering closed on June 22, 2021, and we received net proceeds of $10.5 million after deducting $1.0 million underwriting discounts, commissions and offering expenses paid by the Company.

Warrants

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for shares of our Common Stock (the “Warrant”) pursuant to which the Holder may purchase shares of our Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). Our Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As of December 31, 2021, the Holder may purchase shares of our Common Stock in an aggregate amount of up to 463,067 shares at an exercise price of $2.61.

Goldman “2020 Warrant”

On October 1, 2020, we entered into an Amendment No. 3 to the Purchase Warrant for shares of our Common Stock (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended that certain Purchase Warrant for shares of our Common Stock originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). As of December 31, 2021, the holder may purchase shares of our Common Stock in an aggregate amount of up to 291,295 shares at an exercise price of $4.76.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants are exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of Common Stock. As of December 31, 2021, there were 75,000 Series D warrants outstanding at an exercise price of $6.12.

There were no stock options exercised during the nine months ended December 31, 2021 and 2020. Repurchases of shares of our Common Stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $0.1 million and $43,000 of net cash used during the nine months ended December 31, 2021 and 2020, respectively.

Three-year Term Note On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time, in connection with the sale of our senior secured notes in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020, pursuant to A&R Note Purchase Agreement, we issued an additional $20 million in Notes, increasing total borrowings to $50.0 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of December 31, 2021, $50.9 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 13, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million. As of December 31, 2021, we were in compliance with the covenants contained in the A&R Note Purchase Agreement.

Paycheck Protection Program Loan On April 15, 2020, we applied for an unsecured PPP Loan in the principal amount of $2,610,200 under the Small Business Administration Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020. On April 24, 2020, we entered into a promissory note with Western Alliance Bank. We received the full amount of the PPP Loan on April 24, 2020. In accordance with the requirements of the CARES Act, we used the proceeds from the PPP Loan to support fixed costs such as payroll costs, rent and utilities.

On May 13, 2020, we repaid $660,200 of the PPP Loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P.

In February 2021, we applied for forgiveness of the PPP Loan. In June 2021, we received notification that our request for forgiveness of the PPP Loan was approved in full. In June 2021, we also received a refund of the $660,200 previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Group, L.P.

Working Capital and Other Operating Assets and Liabilities  Cash used for working capital was $11.4 million during the nine months ended December 31, 2021, an increase of $14.3 million from the cash provided from working capital of $2.9 million during the nine months ended December 31, 2020. These increases in cash used for working capital and other operating assets and liabilities were primarily due to increases in inventory and accounts receivable, partially offset by changes in accounts payable and accrued expenses.

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these condensed consolidated financial statements for the nine months ended December 31, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet obligations as they became due over the next twelve months from the date of issuance of our third quarter of Fiscal 2022 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued impact of the COVID-19 pandemic, volatility of the global oil and gas markets, a strong U.S. dollar in certain markets (making its products more expensive in such markets and ongoing global geopolitical tensions). We incurred a net loss of $13.3 million and used net cash in operating activities of $23.0 million for the nine months ended December 31, 2021. Our net loss improved during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, primarily due to the gain on extinguishment of debt as a result of forgiveness of the Paycheck Protection Program (“PPP”) loan (see Note 10 – Term Note Payable for further discussion of the PPP loan), partially offset by increases in selling, general and administrative expense driven by the impacts of the enactment of our Business Continuity Plan in the same period last year. Cash used for working capital requirements during the quarter were primarily for increases in inventory related to our intent to grow our long-term rental fleet from 10.6 MW to 21.1 MW, as well as the delayed timing of accounts receivable collections due to the COVID-19 pandemic. Additionally, we used cash to replace parts under our reliability repair program established during the fourth quarter for Fiscal 2021. As of December 31, 2021, we had cash and cash equivalents of $31.3 million, working capital of $45.2 million, outstanding debt of $50.9 million at fair value (see Note 10 – Term Note Payable for further discussion of the outstanding debt), and inventory purchase commitments of approximately $40.1 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories and consequently may extend beyond 2023.

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

Our accounts receivable balance, net of allowances, was $26.8 million and $20.6 million as of December 31, 2021 and March 31, 2021, respectively. Days sales outstanding in accounts receivable (“DSO”) increased by 8 days to 119 days as of December 31, 2021 compared to 111 days as of March 31, 2021, primarily due to delays in accounts receivable collections related to project delays due to the COVID-19 pandemic. DSO decreased by 16 days to 119 days as of December 31, 2021 compared to 135 days as of September 30, 2021, primarily due to an increase in accounts receivable collections as our Distributors saw improved cash flows as the COVID-19 pandemic subsides. In the Energy Efficiency market vertical we sell to end users that have been significantly, economically impacted by the pandemic, such as in the Hospitality and Health Care industries. Additionally, the COVID-19 Pandemic heavily impacted our natural resources market vertical, where we primarily sell to Oil & Gas end users. While oil prices have rebounded above $80 per barrel, we have not seen a corresponding rebound in capital expenditures or spending activity.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under debt agreements as further described in Note 10 of the financial statements, and funds received under offerings of Common Stock as further described in Note 8 of the financial statements, we will be able to meet our financial obligations as they become due over the twelve months from the date of issuance of our third quarter of Fiscal 2022 interim condensed consolidated financial statements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2021. The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 14 – Commitments and Contingencies — Legal Matters, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved. From time-to-time, we are involved in other pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on our results of operations, liquidity, or financial position.

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

4.3	Capstone Green Energy Corporation 2017 Equity Incentive Plan, as amended through August 27, 2021 (a)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101
(a)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly report on Form 10-Q, filed on November 10, 2021 (File No. 001-15957)
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly report on Form 10-Q, filed on August 11, 2021 (File No. 001-15957)
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 5, 2020 (File No. 001-15957)
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 14, 2021 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY CORPORATION

	By:	/s/ FREDERICK S. HENCKEN III
Frederick S. Hencken III
Chief Financial Officer
(Principal Financial Officer)
Date: February 10, 2022