Form 10-K
period 2022-03-31
Capstone Green Energy Corp
filed 2022-07-14
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2021 was approximately $51.7 million.

As of July 11, 2022, there were 15,315,565, shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	the ongoing effects of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, and the fact that many of the other factors discussed below may be amplified by the COVID-19 pandemic and the restrictions that have been instituted as a result of the pandemic;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the development of the market for and customer uses of our microturbines, including our Energy as a Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflict between Russia and Ukraine;
●	our ability to adequately protect our intellectual property rights; and
●	the impact of pending or threatened litigation.

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A,  “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Capstone Green Energy Corporation (“Capstone”, “We” or the “Company”) is a provider of customized microgrid solutions, on-site resilient green Energy as a Service (EaaS) solutions, and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals. In April 2021, we added additional products to our portfolio and shifted our focus to four key business lines. Our Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through our Energy as a Service business line, we offer rental solutions utilizing our microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. Our two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. Our Energy Storage Products business line designs and installs microgrid storage systems creating customized solutions using a combination of battery technologies and monitoring software. Through our Hydrogen Energy Solutions business line, we offer customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are new offerings, Energy Storage Products and Hydrogen Energy Solutions revenue has been immaterial to date.

We develop, manufacture, market and service microturbine technology solutions for use in stationary distributed power generation and distribution networks applications, including energy efficient cogeneration combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as renewable energy, natural resources, and critical power supply applications. Microturbines allow customers to produce power on-site in parallel with the electric grid or stand-alone when no utility grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating engine (also known as internal combustion engines), solar photovoltaic power (“PV”), wind turbines and fuel cells. Microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. For customers that do not have access to the electric utility grid, microturbines provide clean, on site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous on-site power generation, thereby providing additional reliability and potential cost savings compared to the local utility. With our stand-alone feature, customers can produce their own energy in the event of a utility power outage and can use microturbines as their primary source of power for extended periods of time unlike traditional diesel standby generator sets. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers that can benefit from the use of hot water, chilled water, air conditioning and steam. In addition, our microturbines have been used as battery charging generators for hybrid electric vehicles and to provide power to a vessel’s electrical loads in marine applications. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with our distributors, we offer new and remanufactured parts as well as a comprehensive factory protection plan through long-term service agreements ranging from 5 to 20 years. We also offer our microturbines for rent through our long-term rental program (which form a part of our EaaS business). In addition to our existing microturbine products, we offer additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product.

We offer microturbines designed for commercial, industrial, and onshore and offshore oil and gas applications with product offerings ranging from 30 kilowatts (“kW”) to one megawatt (“MW”) in electric power output, which can be deployed in arrays up to 10 MWs. Our microturbines combine patented air bearing technology, advanced combustion technology, sophisticated power electronics, and advanced software controls to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air bearing technology, our microturbines do not require lube oil, grease, or traditional coolants. This means they do not require routine maintenance to change and dispose of lube oil, grease, or other liquid lubricants, as do the most common reciprocating engines.

We also manufacture and supply controllers that provide complete automated system control, including electrical load following and custom logic to protect against expensive local utility demand charges. These controllers include the legacy Capstone Logic Controllers (CLC) and the Capstone PowerSync family of system controllers.

Our microturbines can be fueled by various sources, including natural gas, propane, butane, various sour gases, renewable fuels such as renewable natural gas, landfill gas, biogas or digester gas, kerosene, diesel and biodiesel. Our microturbines are available with integrated unit mounted heat exchangers, making them easy to engineer and install in applications where hot water, chilled water, air conditioning and steam is desired. Alternative fuels, in particular hydrogen, are increasingly important and the Company recently released a commercial microturbine that can reliably run on a 30% hydrogen / 70% natural gas mix. This is a promising milestone on the development roadmap to 100% hydrogen solutions.

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

This Annual Report on Form 10-K (this “Form 10-K”) refers to our fiscal years ending March 31 as “Fiscal” years.

Initiative to Shift Towards Energy as a Service and Reduce Operating Costs

In March 2022, we implemented an expense reduction plan and announced our efforts to reduce operating costs and modify our operating model to better match our expanding EaaS business. In order to implement the expense reduction plan, we undertook a holistic review of our operations, taking the growing EaaS business into account. Beginning on February 28, 2022, we furloughed 17 employees for a period of 120 days, eliminated the position of Chief Revenue Officer, held by Jim Crouse, effective April 15, 2022, instituted 15% temporary pay cuts for approximately 36 employees and 25% temporary pay cuts for members of our senior leadership team, among other actions.

We believe that the implementation of the expenses reduction plan will help better align our current cost structure to support our higher margin EaaS revenues, which serves customers that are looking to outsource their energy management, while also lowering energy costs.

Company Response to COVID-19

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

On March 23, 2020 we enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, we furloughed 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. Our senior leadership team volunteered to take a 25% temporary salary cut. In addition, 25 other top Company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1, 2020, most with the 15% voluntary salary cuts, with others scheduled to return in a staggered manner through to the end of September. Additionally, in March 2020, our board of directors (the “Board”) voted to take a temporary 25% reduction in base cash retainer in support of our Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, we eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, we had a limited production capability of new microturbine products but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020 for shipment during this period of suspended production. On September 28, 2020 salaries were returned to 100% and remaining furloughed employees returned to work. Our vendor supply chain has been impacted by the pandemic; however, we have been able to maintain sufficient supply flow to continue operations as of the date hereof.

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

 On April 24, 2020, the Company closed on a PPP loan in the amount of $2,610,200, which was transferred by the Company into an account dedicated to allowable uses of the PPP loan proceeds. On May 13, 2020, the Company repaid $660,200 of the loan in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. In February 2021, the Company applied for forgiveness in full of the original balance of the PPP loan and the loan was forgiven in full on June 30, 2021. The Company received a refund of $660,200 and recorded these amounts within other income on the Company’s Consolidated Statements of Operations.

Despite the introduction of COVID-19 vaccines and improvements in the global economy as a whole during Fiscal 2022, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Omicron variant. We will continue to assess our operations, considering the guidance of local governments and global health organizations.

Products

Our 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100 room hotel while also providing about one third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, office, commercial and industrial buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into single enclosures which are available in multiple sizes and are built in similar dimensions to a standard shipping container, we have created an upgradable family of microturbine offerings from 400 kW up to 1000 kW or 1 MW in a compact footprint engineered to function as a single source of power. Our 400 kW, 600 kW, 800 kW and 1000 kW (“C1000S Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our 600 kW and 800 kW systems can be shipped in a five-bay configuration which allows the end-use customer to add one to two more 200 kW microturbines in the future to increase their total onsite power production from 600 kW to 1000 kW without any change to the existing site footprint, as the customer’s business power demands expand over time.

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
●	Our patented air bearing system allows the microturbine’s single moving assembly to produce power without the need for typical petroleum-based lubrication. Air bearings use a high pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance such as oil changes.
●	Our digital power electronics manage critical functions and monitor operations of the microturbine. Our electronic controls manage the microturbine’s speed, temperature and fuel flow and communication with external networks and building management systems. The digital power electronics coordinate with the grid when the units are operated in a grid connect mode and with the onboard battery when equipped for standalone mode. The digital power electronics also include the functionality of seamless transfer capabilities, ensuring the end-users’ critical loads do not experience any interruption to their operation in the event of a utility power outage. All control functions are performed digitally. Performance is optimized, resulting in low emissions, high reliability, and high efficiency over a variable power range.
●	Our proprietary Capstone Remote Monitoring Software allows end users to operate and manage the microturbine remotely. This remote capability can provide end users with power generation flexibility and cost savings.

Our electronic controls manage microturbines using our proprietary software and advanced algorithms. The controls start the turbogenerator and manage its load, coordinate the functioning of the microturbine with the grid, manage the speed, fuel flow and exhaust temperature of the microturbine, convert the variable frequency, and provide digital communications to externally maintain and control the equipment.

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

Our C65 microturbine is certified by the California Energy Commission and were the first products to comply with the requirements of its “Rule 21” grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site by site and utility by utility analysis. Our protective relay functionality has also been recognized by the State of New York, which allows our microturbines to be connected to New York’s electric utility grid.

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

During Fiscal 2022, we continued to expand and develop our new hydrogen products with the release of a commercially available hydrogen-based Combined Heat and Power (CHP) product, which can reliably run on a 30% hydrogen-70% natural gas mix. We are continuing our research and development partnership with Argonne National Laboratory and are already testing higher hydrogen blend configurations, with the goal of a 100% hydrogen microturbine. Argonne National Laboratory is a national science and technology research laboratory operated by the University of Chicago Argonne, LLC for the United States Department of Energy.

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

We offer C65 and C200 stand-alone digester products to the renewable energy market segment. With these products, we can target many different types of renewable energy applications, including biogas producing facilities in third world countries and in remote locations that offer a valuable fuel source for the generation of electricity. The performance of our C65 digester gas system has been routinely evaluated to ensure that the combustion system is stable from zero to 100 percent power output. Minor controls changes have been implemented to increase stability at low power levels. The ability to convert this low BTU fuel to electricity along with the high reliability and low maintenance features of this product make it well suited for this market segment.

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

The addressable market for our microturbines in the United States shale reserves industry is significant. The shale gas market for microturbines may grow as demand for natural gas continues to rise in the U.S. as the Environmental Protection Agency (“EPA”), the Department of the Interior and other federal and state agencies work to reduce the emission of hazardous air pollutants associated with natural gas development, including limitations on the flaring of excess gases. Our product sales in the natural resources market are driven by our microturbines’ reliability, emissions profile and ease of installation. However, any growth in the oil and gas sector within our natural resources market is primarily driven by oil prices.

The C65 and C200 microturbines can be configured to meet Class 1 Zone 2 hazardous location requirements for the natural resources market. Hazardous location requirements are met through package ventilation changes for purging and pressurizing package air to avoid potential flammable mixtures as well as controls for emergency disconnect of fuel and electrical sources. The package is upgraded to stainless steel construction to withstand the often corrosive offshore environments where these units are installed. Oil and gas customers often prefer power generation systems that offer low maintenance and high reliability in order to ensure continued production.

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

Sales and Marketing

We primarily sell and market our microturbine product, parts, and service through our global network of authorized distributors and our direct sales team, which focuses on OEMs and national accounts.

Our sales and marketing team operate as two separate organizations. Our marketing team is focused on developing and managing our existing worldwide distribution channel and leading all marketing and advertising activities as we continue building our Company into a strong and recognizable worldwide brand. Our direct solutions sale team is responsible for growing our Company's national account business and long-term rental fleet. Under the terms of the A&R Note Purchase Agreement with Goldman Sachs, we were required to grow our rental fleet to 21.1 MW by March 31, 2022. Our rental fleet was 21.1 MW as of March 31, 2022. We have continued to fulfill rental contracts beyond the 21.1 MW by renting unused equipment from our distributors and then re-renting them to our customers, and are looking at other solutions, including additional capital to continue to grow the rental fleet. Additionally, this team is responsible for business development, licensing, new product partnerships, and new fuels, such as hydrogen, and further growing our renewable market segment participation. We believe this sales strategy better enables us to capture market share with large, global customers, where we see greater potential at dozens of their facilities worldwide. Our existing distribution network remains our worldwide feet-on-the-ground and our local presence, while the internal salesforce will build strong, long-term relationships with larger, more diverse customers.

Our worldwide distribution network was developed from the ground up and has become a valuable asset, because we can reach end use customers globally. Each of our distributors is a strategically placed independent partner that markets, sells, and provides applications engineering support for our products on our behalf. In addition, distributors provide remote monitoring services, warranty support, local spare parts support, and customer training and long-term service support. Through our global distribution network, we offer a comprehensive factory protection plan (“FPP”) for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and onsite training to certify all personnel that perform sales, applications, commissioning, and long-term service on our microturbines. Individuals who are certified are called Authorized Service Providers and must be employed by a distributor or an end user in order to perform work pursuant to a FPP. To assure proper application and installation of our microturbine systems, we offer an installer training and an application engineering certification program. We offer to assist all customers by reviewing their installation designs in relation to the technical requirements for proper operation of our products, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to our technical requirements before we accept our standard manufacturer warranty obligations. Our typical terms of sale include shipment of the products with title, care, custody, and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 15 to 24 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

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

Europe

To address the European market, we are strengthening our relationships with existing and new distributors and have increased local sales and service support. We have an office in the United Kingdom for the purpose of working with our local distributors daily to identify and understand growth opportunities. We have upgraded our Integrated Remanufacturing Facility (IRF) in the United Kingdom to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. Following Russia’s military invasion of Ukraine in February 2022, we re-evaluated our efforts in the Russian and the surrounding Commonwealth of Independent States (CIS) markets and have ceased exploring growth opportunities in such markets. We do however continue to evaluate customer orders and ensure that we are in compliance with all laws and regulations upon acceptance and before shipment. Due to the ongoing conflict between Russia and Ukraine, and the resulting economic impacts to the European and Russia region, we expect revenue in the region to be negatively impacted in Fiscal 2023.

Customers

Sales to E-Finity Distributed Generation, LLC (“E-Finity”), our domestic distributor, accounted for 18% of our revenue for Fiscal 2022. Sales to Cal Microturbine (“CAL”) and E-Finity, our domestic distributors, accounted for 15% and 12%, respectively, of our revenue for Fiscal 2021. Additionally, E-Finity accounted for 28% and 13% of net accounts receivable as of March 31, 2022 and March 31, 2021, respectively.

We recorded net bad debt expense of approximately $1.1 million during Fiscal 2022 and a net bad debt recovery of approximately $0.2 million during Fiscal 2021.

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

In the United States, a 10% Federal Investment Tax Credit (“ITC”) for CHP and microturbines was extended and is now available through the end of 2023. In addition, bonus depreciation rules allow businesses to immediately deduct 100% of eligible property placed in service after September 27, 2017 and before January 1, 2023. The deduction percentage will phase down from 100% to 0% by 2027. As a result, we may see a positive impact on our sales in the United States due to the availability of these tax incentives. However, other CHP and gas-powered distributed energy technology-providers will also benefit from the return of these tax incentives, and fuel cell technologies will receive a 26% ITC level with a phase down to 22% by 2023 and expiration in 2024. At the state level, slow approvals for natural gas pipeline infrastructure may impact gas availability in some areas, and efforts to incentivize building electrification over natural gas-fueled heat and power sources may inhibit sales. However, electricity demand spikes may also lead to higher electricity prices thereby improving project economics for on-site distributed power generation.

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

Sourcing and Manufacturing

We are focused on improving our supply chain effectiveness, strengthening our manufacturing processes, and increasing operational efficiencies within our organization. Our manufacturing designs include the use of conventional technology, which has been proven in high volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period. However, single source suppliers with long lead times may be more challenging to transition to another supplier. We have an ongoing program to develop alternative back up suppliers for sole source parts wherever possible, but this has been challenging with low production volumes and increased pricing. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs.

We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency, and lower supply chain costs.

During Fiscal 2022, we remained focused on mitigating supply chain issues, such as the costs of commodities and delayed lead times, related to the ongoing global COVID-19 pandemic and other macroeconomic conditions. Localization of the vast majority our immediate supply chain within a 300-mile radius of our factory located in Van Nuys, California mitigates much of the global stressors associated with a typical geographically dispersed supply chain, as many of our suppliers were sharing similar experiences of the pandemic in the same magnitude we were experiencing in parallel. Our strategy of locating dual-sources and establishing long-term purchasing agreements helped to mitigate interruptions in our supply chain. Global freight delays, tariffs and costs remain a concern from a logistics perspective. With a highly localized supply chain, however, much of these effects are limited. To address delays, we increased planning fence lead-times within our ERP system to drive material purchases earlier, and we attempt to source products locally as much as possible. We are keeping in place proactive measures in the form of safety stocks and dual sourcing to prevent potential interruptions to our supply chain. Despite these efforts we did experience both supply chain related delays and cost increases in the second half of Fiscal 2022 and expect this to continue into the first half of Fiscal 2023.

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

Research and Development (“R&D”)

In Fiscal 2022 we continued supporting business operational goals and enhancing system availability to ensure continuity during the global pandemic and other macroeconomic factors.  While these successful efforts became our primary objectives, we continued to emphasize the expansion of our existing suite of products, focusing on alternative fuels and technologies and continuing development in the global evolution of grid interconnection requirements. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective, reliable and timely manner. For Fiscal 2022 and 2021, R&D expenses were $3.4 million and $2.4 million, respectively, representing 5% and 4% of total revenue, respectively, for these fiscal years.

We own two patents related to fuel injection and emissions. The first patent issued is for a multi-staged lean pre-vaporizing, pre-mixing fuel injector providing ultra-low emissions that meet EPA Tier 4 requirements for power generation. Under this program, exhaust emissions from these engines will be required to decrease by more than 90%. The second patent is for a multiple-fuel capable, pre-mixed, low emission injector for high flame speed fuel combustion.  This patent is the foundation for continued development in achieving high reliability and performance with hydrogen content fuels.

During Fiscal 2022 we continued to partner with Argonne National Laboratory and University of California, Irvine on the development of a 30% Hydrogen-70% natural gas configuration, which was commercially launched in March 2022. Capstone and Argonne National Laboratory are also partnering on a microturbine derivative utilizing Argonne’s high-efficiency, fast-charging, and fast discharging Thermal Energy Storage System.  This effort is funded through the Department of Energy’s Technology Commercialization Fund. The thermal storage system is expected to improve the microturbine’s overall efficiency increasing value to the customer. The Thermal Energy Storage System modeling and simulation was completed towards the end of Fiscal 2020.  During Fiscal 2021 design was completed on the assembly of the small scale system to be installed at Argonne using their C65 test system. In Fiscal 2022, we initiated procurement and assembly of the hardware for Argonne to validate the models that were developed.

We continue support of the University of California, Irvine (“UCI”) through their Advanced Power and Energy Program, which works to evaluate microturbine operation using hydrogen and other fuel blends.  The testing completed in Fiscal 2022 demonstrated the outstanding performance of our patented hydrogen injector design on up to 100% hydrogen across broad operating regimes.  We and UCI continue to be key partners in advancing academic research while furthering commercialization of hydrogen technology.

Leveraging off this partnership, UCI has embarked on the second phase of analysis in associated gas combustion in catalog Capstone products.  Associated gas is represented by higher hydrocarbons, which are more challenging to maintain in gaseous state.  As more pressure is placed on flaring at oil and gas locations, the expansion of our fuel acceptability limits enables customers a reliable, resilient, and environmentally conscientious way of handling waste gases.  The importance of our collaboration has been demonstrated in Fiscal 2022 with our growing Energy-as-a-Service bitcoin rental fleet which utilize waste gas at expired oil and gas sites to provide high value to these power intensive operations.

Grid interconnection standards have continued to evolve, with more emphasis being placed on reactive power support and harmonization of requirements.  VDE-4105 German low voltage directive certification for the C65 was able to be completed in Fiscal 2022. Additionally, Capstone’s products were certified to meet the IEEE 2030.5 and California Rule 21 standards enabling communication with grid operators.  Through the use of a third party gateway, Capstone controllers can now report and be adjusted by utilities to balance power quality on the grid during times of variable output of renewables, and in response to emergencies.  The remaining TUV Rheinland witness test efforts planned during Fiscal 2023 will focus on the complying with updated certification requirements including German (VDE-4110 Medium Voltage), Australian (AS-4777), and USA (UL1741-SB) standards.

Capstone continues to work cost reduction and performance enhancement activities to improve the value of our microturbine products for our customer base, and to enhance our return on investment in Energy-as-a-Service offerings. Cost reduction activities are focused on leveraging the capabilities of our supply base and internal design lean manufacturing improvements. Product enhancements are focused on reducing the already very low maintenance requirements for our products, while at the same time improving operational efficiency, thereby reducing our customers’ total cost of ownership. While both of these activities have been affected by post-pandemic supply chain constraints in availability and lead-time, it has also opened up some new opportunities in support of these goals.

Because of our single moving assembly, manufacturers believe there is also the opportunity to produce a lower cost product in larger automotive volumes. Our focus is on a next generation product that would include existing components and a liquid cooled set of electronics that are consistent with the size, cost and cooling advances that are employed on vehicles today. Although we believe the hybrid electric bus and truck market has the potential to be a beneficial option for the bus and truck manufacturers, we temporarily suspended our development efforts with respect to C30 microturbines targeted at this market in response to our lower revenue.

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

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, and trademark laws and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have 29 U.S. active patents. The patents we have obtained will expire between calendar years 2022 and 2037. We actively evaluate our patent portfolio and pursue new patent applications as we develop new technological innovations, as needed.

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

Human Capital

On February 16, 2021, our Board adopted an amended charter governing our Compensation and Human Capital Committee, after discussing the rapid movement to expand the role of the Compensation Committee beyond traditional compensation-related matters. In accordance with its recently amended charter, our Compensation and Human Capital Committee is responsible for reviewing, monitoring, and providing recommendations to our Board on our workplace policies and practices, including corporate culture and employee engagement, talent management and leadership development, employee diversity and inclusion, ensuring a respectful workplace free of discrimination and harassment.

Diversity

We are committed to maintaining, and continuing to foster, our diverse and inclusive work environment. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to promote inclusive, nondiscriminatory hiring and employment practices and fully comply with all laws applicable to discrimination in the workplace.

Workforce Statistics

As of March 31, 2022, we had 133 full-time employees and one part time employee. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

In March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations and pay cuts. See “—Initiative to Shift Towards Energy as a Service and Reduce Operating Costs.”

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

Available Information

This Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on our Internet website (http://www.capstonegreenenergy.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business Operations and Financial Results

●	The ongoing effects of the COVID-19 pandemic could adversely affect our business, financial condition, results of operations, or cash flows.
●	Our operating history is characterized by net losses. We anticipate further losses and we may never become profitable.
●	Our recently implemented expenses reduction plan and organizational changes undertaken to align to our focus on our EaaS business and achieving profitability may not be successful.
●	If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue to operate at current levels.
●	We may be unable to fund our future operating requirements, which could force us to curtail our operations; we were in breach of our secured note purchase agreement as of May 27, 2022.
●	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate which would adversely affect our results of operations.
●	Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.
●	Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could impair our results of operations.
●	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our results of operations will suffer.
●	Changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact our business.
●	We may not be able to retain or develop relationships with OEMs or distributors in our targeted markets, in which case our sales would not increase as expected.
●	If any of our distributor relationships is not successful, we may terminate or choose not to renew the related distributor agreement, which may result in interference with the wind down of the relationship or the transition of end-user service agreements and could potentially negatively impact our distribution channel or result in litigation costs or other expenses.
●	We have substantial accounts receivable and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.
●	Loss of a significant customer could have a material adverse effect on our results of operations.
●	We may not achieve production cost reductions necessary to competitively price our products, which would adversely affect our sales.
●	We have realized reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.
●	We may incur costs and liabilities as a result of product liability claims.
●	Operational restructuring may result in asset impairment or other unanticipated charges.
●	We may not be able to manage our growth effectively, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.
●	Our success depends in significant part upon the continuing service of management and key employees.
●	Our operations are vulnerable to interruption by fire, earthquake, and other events beyond our control.
●	Activities necessary to integrate any future acquisitions may result in costs greater than current expectations or be less successful than anticipated.

Risks Related to Our Product Offerings

●	We depend upon the development of new products and enhancements of existing products
●	Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted would materially and adversely affect our business and financial condition.
●	We may not be able to produce our products on a timely basis if we fail to correctly anticipate product supply requirements or if we suffer delays in production resulting from issues with our suppliers. Our suppliers may not supply us with a sufficient number of components or components of adequate quality, or they may provide components at significantly increased prices.
●	Commodity market factors impact our costs and availability of materials.
●	We operate in a highly competitive market among competitors that have significantly greater resources than we have and we may not be able to compete effectively.
●	Our business and financial performances depend in part on the oil and natural gas industry, where a continued movement towards clean energy and away from fossil fuels, as well as a decline in prices for oil and natural gas may have an adverse effect on our revenue, cash flows, profitability, and growth.
●	Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.
●	We may not be able to develop sufficiently trained applications engineering, installation, and service support to serve our targeted markets.
●	Changes in our product components may require us to replace parts held at distributors.
●	Utility companies or governmental entities could place barriers to our entry into the marketplace, and we may not be able to effectively sell our products.

Risks Related to Pending Litigation and Government Regulation

●	We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.
●	We have significant tax assets, usage of which may be subject to limitations in the future.
●	We may be subject to lawsuits.

Risks Related to Data, Security, and Intellectual Property

●	Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.
●	We face security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data. If we are unable to protect our data or the data of our customers, a security breach could damage our reputation and have a material adverse effect on our business.

Risks Related to Ownership of Our Common Stock

●	We cannot be certain of the future effectiveness of our internal controls over financial reporting. If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable and timely financial reports and the value of our common stock may decline.
●	Future issuances or sales of our common stock or exercises by holders of our outstanding warrants could lower our stock price and dilute the interests of existing stockholders.
●	The market price of our common stock has been, and may continue to be, highly volatile and you could lose all or part of your investment in our securities.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	Provisions in our certificate of incorporation, bylaws and our NOL rights plan, as well as Delaware law, may discourage, delay, or prevent a merger or acquisition at a premium price.
●	We do not intend to pay cash dividends. We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our securities will likely depend on whether the price of our common stock increases.

General Risk Factors

●	Adverse economic conditions may have an impact on our business and financial condition, including some effects we may not be able to predict.
●	Our business may be impacted by international instability, war, terrorism, and geopolitical events.

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

The COVID-19 pandemic has also caused significant uncertainty and volatility in global financial markets. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including sustained economic downturn, supply chain disruptions, or increasing cost pressures, could materially and adversely affect our business, access to capital markets and the value of our common stock.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations.

Despite the introduction of Covid-19 vaccines, the pandemic remains highly volatile and continues to evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business or the global economy as a whole. However, these effects could adversely impact our business, financial condition, results of operations, or cash flows.

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

Our recently implemented expenses reduction plan and organizational changes undertaken to align to our focus on our EaaS business and achieving profitability may not be successful.

In March 2022, we implemented an expenses reduction plan and announced our efforts to reduce our operating costs and modify our operating model to better match our expanding EaaS business. Beginning on February 28, 2022, we furloughed 17 employees for a period of 120 days, eliminated the position of Chief Revenue Officer, which was held by Jim Crouse, effective April 15, 2022, instituted 15% temporary pay cuts for approximately 36 employees and 25% temporary pay cuts for members of our senior leadership team, among other actions.

We believe these changes were needed to streamline our organization and reallocate our resources to better align with our current strategic goals, including our current focus of achieving profitability and expanding our EaaS business. However, these expense reduction measures have and may continue to yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated certain functions necessary to our reduced operations remain, particularly with respect to our financial and accounting function, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our expense reduction plan, we may require additional capital to continue expanding our EaaS business and we may be unable to obtain such capital. Moreover, there is no assurance we will be successful in our pursuit of expanding our EaaS business. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

We may be unable to fund our future operating requirements, which could force us to further curtail our operations; we were in breach of our secured note purchase agreement as of May 27, 2022.

To the extent that the funds we now have on hand are insufficient to fund our future operating requirements, we would need to raise additional funds, through further public or private equity or debt financings depending upon prevailing market conditions. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in dilution to our stockholders and reduction of the trading price of our stock. The state of capital markets when we seek to raise additional capital could also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we likely would be required to significantly curtail our operations or possibly even cease our operations. In March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations and pay cuts. See “— Our recently implemented expenses reduction plan and organizational changes undertaken to align to our focus on our EaaS business and achieving profitability may not be successful.”

We are party to an Amended and Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”) dated October 1, 2020 (the “Closing Date”) among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.), as collateral agent (“Goldman” or the “Collateral Agent”) and the purchasers party thereto (the “Purchasers”). The A&R Note Purchase Agreement amended and restated our Note Purchase Agreement dated February 4, 2019, by and among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Holdings, Inc. and the purchasers party thereto under which we sold $30.0 million aggregate principal amount of senior secured notes (the “Notes”) bearing an interest of 13.0% per annum. Pursuant to the A&R Note Purchase Agreement, the Company issued $20.0 million in additional Notes and all outstanding Notes under the A&R Note Purchase Agreement bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The Notes do not amortize and the entire principal balance is due and payable on October 1, 2023. As of March 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles. The A&R Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances (including equity issuances that would cause an ownership change within the meaning of Section 382 of the Internal Revenue Code), and covenants that require us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain our property in good repair, maintain insurance and comply with applicable laws.

On May 13, 2021, the Company, and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the A&R Note Purchase Agreement.  The Amendment amended certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9 million to $12.2 million, for the period from May 13, 2021 to March 31, 2022, and $9 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, we were in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 we entered into the Second Amendment to the A&R Note Purchase Agreement (the “A&R NPA Second Amendment”) with the purchaser thereunder (the “Purchaser”) and Goldman Sachs Specialty Lending Group, L.P. as collateral agent (the “Collateral Agent”), pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to both (a) raise at least $10 million through a sale of our common stock by September 14, 2022 and (b) refinance the Notes by October 1, 2022. See Item 9B “Other Information” for a summary of the A&R NPA Second Amendment.

The A&R Note Purchase Agreement, as amended, also defines an event of default as, among other things, payment default, bankruptcy events, cross defaults, breaches of covenants and representations and warranties, changes of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. An event of default, if not waived, could have a material adverse effect on us.

Our obligations under the A&R Note Purchase Agreement, as amended, have important consequences, including the following:

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

We may be required to repay the Notes immediately if we again default on any of the numerous financial and other covenants contained in the A&R Note Purchase Agreement, including any of those added pursuant to the A&R NPA Second Amendment, and Goldman does not waive such default. It is not certain whether we will have, or will be able to obtain, sufficient funds to make any such accelerated payments. If any outstanding indebtedness under the Notes is accelerated, our assets may not be sufficient to repay such indebtedness.

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue to operate at current levels.

We have experienced recurring operating losses and as of March 31, 2022, we had an accumulated deficit of approximately $938.4 million. On March 31, 2022, we had cash and cash equivalents of $22.6 million, and working capital of $35.9 million. This compares to $919.3 million, $49.5 million and $52.5 million, respectively, on March 31, 2021. As a condition of the A&R Note Purchase Agreement with the Purchasers, our consolidated liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents included in the consolidated balance of the Company and our subsidiaries, subject to certain conditions as defined in the A&R Note Purchase Agreement) on any date may not be less than $12.2 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter.

Our business strategy is focused on profitability-oriented initiatives such as reducing operating expenses, increasing sales of products and services, thereby diversifying, and increasing revenue, and improving gross margin. In particular, we are focused on expanding our Energy-as-a-Service business. We may not be able to execute our business strategy successfully and if we are unable to generate positive cash flow, potential customers may choose not to purchase our products or utilize our program. Moreover, the business strategy is based upon projections, which are in turn based upon estimates and assumptions. There can be no assurance as to the accuracy of the projections, estimates and assumptions which underlie the business strategy or as to our ability to execute the business strategy successfully.

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

Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. In addition, as part of our business strategy, we are focusing our marketing efforts on expanding our Energy as a Service business and on the energy efficiency, renewable energy and, natural resources markets. We may be unable to grow our business in these target markets. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

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

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. For example, our warranty provision was negatively impacted in Fiscal 2019 and Fiscal 2021 because of a supplier defect identified in fielded units. In Fiscal 2021 a warranty reserve in the amount of $4.9 million was established related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect. These enhancements have at times been provided at no cost or below our cost. If we choose to offer such programs again in the future, such actions could result in significant costs.

On February 22, 2021, we announced that we had reached a financial settlement in the amount of $5 million arising out of claims pursued in confidential arbitration with such former strategic parts supplier. We obtained this settlement following a multi-year arbitration process.  Any future product quality issues with our parts suppliers could lead to lengthy and costly litigation, even if the outcome is ultimately in our favor. In addition, such quality issues with any of our parts could lead to us to fail to meet the product quality expectations of our own customers, which could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

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

Net product orders for Fiscal 2022 were $31.8 million and contributed to an ending backlog of $25.3 million at March 31, 2022. The book-to-bill ratio was 1.1:1 for Fiscal 2022. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio better demonstrates the current demand for our products in the given period.

If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our results of operations will suffer.

Our sales and marketing efforts may not achieve intended results and, therefore, may not generate the revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on expanding our Energy as a Service business and further developing selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near term plans will be successful. If we are not able to address markets for our products successfully, we may not be able to grow our business, compete effectively or achieve profitability.

Changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import or may otherwise adversely impact our business.

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

The U.S. government imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies, and requires export licenses for certain of such activities. Following Russia’s military invasion of Ukraine in March 2022, we re-evaluated our efforts in the Russian and the surrounding Commonwealth of Independent States (CIS) markets and have ceased exploring growth opportunities in such markets. We do however continue to evaluate customer orders and ensure that we are in compliance with all laws and regulations upon acceptance and before shipment. If we are unable to conduct business with new or existing customers or pursue opportunities with sanctioned countries, including Russia, our business, including revenue, profitability, and cash flows, could be materially adversely affected.

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

Our accounts receivable balance, net of allowances, was $24.7 million and $20.6 million as of March 31, 2022 and 2021, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2022 was 150 days, compared with 111 days at the end of Fiscal 2021. We recorded net bad debt recovery of approximately $0.2 million during Fiscal 2021, and net bad debt expense of approximately $1.1 million during Fiscal 2022. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on results of operations and cash flows.

Loss of a significant customer could have a material adverse effect on our results of operations.

E-Finity accounted for approximately 18% of our revenue for Fiscal 2022. Additionally, E-Finity accounted for 28% of net accounts receivable as of March 31, 2022. The loss of E-Finity or any other significant customer could have a material adverse effect on our results of operations and financial condition.

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

Since April 2015, we have implemented various initiatives to reduce operating costs across all functions of the Company and focus our business efforts on our most promising near-term product opportunities. As a result of these cost-cutting initiatives, which we have already undertaken over an extended period of time, we may have a more limited ability to further reduce costs to increase our liquidity should such measures become necessary. In March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations and pay cuts. See “—Our recently implemented expenses reduction plan and organizational changes undertaken to align to our focus on our EaaS business and achieving profitability may not be successful.” Any further reductions may have a materially negative impact on our business.

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

Our success depends in significant part upon the continuing service of our executive officers, senior management and sales and technical personnel. The failure of our personnel to execute our strategy or our failure to retain management and personnel could have a material adverse effect on our business. In March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations and pay cuts. See “—Our recently implemented expenses reduction plan and organizational changes undertaken to align to our focus on our EaaS business and achieving profitability may not be successful.”

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate and retain qualified managerial personnel, including senior members of management. There can be no assurances that we can do so. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. In addition, we have already experienced involuntary turnover due to increased commuting costs for our employees. If gas prices remain high for a sustained period, we may experience further involuntary turnover as employees seek to shorten their commutes. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our Company and maintain or expand our product offerings may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition and results of operations.

In addition, our internal control systems rely on employees trained in the execution of the controls, particularly within our financial and accounting function. Loss of these employees or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

Our operations are vulnerable to interruption by fire, earthquake and other events beyond our control.

Our operations are vulnerable to interruption by fire, earthquake, and other events beyond our control. Our executive offices, manufacturing facility, and auxiliary inventory storage facility are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area and because we have no redundancy facility located within or outside of Southern California, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. While we take steps to mitigate the impact of severe weather, environmental and natural disasters, the frequency and severity of which may be impacted by climate change and other natural and manmade events, such events could result in severe disruption to our business operations at these facilities. If an earthquake, fire, or other man-made or natural disaster occurs at or near our facilities, our business, financial condition, operating results and cash flow could be materially adversely affected.

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

We may be adversely impacted by the effects of climate change and may incur increased costs and experience other impacts due to new or more stringent greenhouse gas regulations designed to address climate change.

The scientific consensus indicates that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The potential impacts of climate change on our customers, product offerings, operations, facilities and suppliers are accelerating and uncertain, as they will be particular to local and customer-specific circumstances. These potential impacts may include, among other items, physical long-term changes in freshwater availability and the frequency and severity of weather events as well as customer product changes either through preference or regulation.

Concerns regarding climate change may lead to additional international, national, regional and local legislative and regulatory responses. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, are continuing to look for ways to reduce GHG emissions. Increased input costs, such as fuel, utility, transportation and compliance-related costs could increase our operating costs.

While we aim to position ourselves as a solution for climate change related issues to our customers, there are other solutions in the market that may be cheaper or better suited to our customers’ needs, and we may not be able to capitalize on the move towards renewable energy.

As the impact of any future GHG legislative or regulatory requirements on our global businesses and products is dependent on the timing, scope and design of the mandates or standards, we are currently unable to predict its potential impact which could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Our Product Offerings

We depend upon the development of new products and enhancements of existing products

Our operating results depend on our ability to develop and introduce new products, enhance existing products and reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of the products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards and market acceptance of these products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or uncompetitive. We continued to expand and develop our new hydrogen products during Fiscal 2022, which are commercially available running on a 30% hydrogen – 70% natural gas mix. Continued development towards a 100% hydrogen product will require a long time horizon and a significant amount of financial resources. We do not currently have and there can be no assurance that we will develop the resources or financial ability to develop a 100% hydrogen product.

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

Some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In addition, the COVID-19 pandemic continues to cause labor shortages and disrupt global supply chains, which has contributed to prolonged disruptions. The COVID-19 pandemic is also contributing to growing inflationary pressures, particularly in the U.S., where inflation continues to show signs of acceleration. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Additionally, if we fail to correctly anticipate our internal supply requirements, an undersupply of parts could limit our production capacity. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply of components or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation. We also outsource certain of our components internationally. As a result of outsourcing internationally, we may be subject to delays in delivery because of regulations associated with the import/export process, delays in transportation or regional instability.

Commodity market factors impact our costs and availability of materials.

Our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our products. During Fiscal 2022, as a result of COVID-19 and other ongoing macroeconomic events, we saw significant price increases in the cost of our commodity materials. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

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

Revenue in the oil and natural gas industry has been in decline for several years from our historical highs, due to volatility in oil prices, as well as a movement towards clean energy and away from fossil fuels, which has impacted capital expenditures in the oil and natural gas industry. We continue to be impacted by the volatility of the global oil and gas industry. If prices were to decline and remain low for a sustained period, we would expect to see additional declines in our customers' spending which would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers' liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and other similar adverse effects. Despite a recent increase in oil prices, we have not yet seen a corresponding increase in sales activity, primarily due to the customers in our natural resources market vertical not yet increasing their spend on capital expenditures that would include our microturbine product.

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

At March 31, 2022, we had federal and state net operating loss carryforwards of approximately $566.5 million and $177.1 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, including through sales of stock by large stockholders, which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

We may be subject to lawsuits.

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

As a manufacturer of high technology commercial products, we face security and cyber security threats, as well as the potential for business disruptions associated with information technology failures or cyber security attacks. Given the nature of our business, we collect, process and retain sensitive and confidential customer and associated data, in addition to proprietary business information. Our business, including our turbines and related energy assets may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins and manipulations and similar disruptions, which may not be prevented by our efforts to secure our computer systems and assets, which include vulnerability scans and patching, network firewalls, identity and access management, data encryption, intrusion detection and prevention devices. Our cybersecurity efforts may not be able to prevent rapidly evolving types of cyber-attacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties that may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. A security breach involving confidential and proprietary data or the fleet of turbines we have deployed across the globe for our customers could damage our reputation and our ability to retain existing customers or gain new customers and impact the competitive advantages derived from our R&D efforts, the usefulness of our products and services, and ultimately our stock price.  In addition, we may incur material liabilities and remediation costs as a result of a security breach, and our insurance may not be sufficient to cover the impact to the business.  Moreover, evolving privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which became effective May 2018, establishes new individual privacy rights and imposes increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and compliance with laws regarding the protection and unauthorized disclosure of personal information. Further, a greater number of our employees are working remotely, which could expose us to greater risks related to cybersecurity and our information technologies systems.

Risks Related to Ownership of Our Common Stock

We cannot be certain of the future effectiveness of our internal controls over financial reporting. If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable, and timely financial reports and the value of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our management concluded that our internal controls over financial reporting were effective as of March 31, 2022. We may in the future identify material weaknesses in our internal controls over financial reporting that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our common stock could decline and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

Future issuances or sales of our common stock or exercises by holders of our outstanding warrants could lower our stock price and dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by investors that acquired such common stock, could have a material adverse effect on the market price of our common stock. Pursuant to the A&R NPA Second Amendment, we are required to use our commercially reasonable efforts to raise at least $10 million through a sale of our common stock by September 14, 2022.  We may also sell up to $50 million of shares of our common stock in “at-the-market’ offerings pursuant to the sales agreement entered into with H.C. Wainwright & Co., LLC on June 7, 2018 and as amended on July 15, 2020 and March 29, 2021. The sale of a substantial number of shares of our common stock, pursuant to the capital raise contemplated by the A&R NPA Second Amendment, the at-the-market offering sales agreement or otherwise, or anticipation of any such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders.

We cannot predict the effect, if any, that future public sales of our common stock or the availability of additional shares of our common stock for sale will have on the market and trading price of our common stock. In addition, we currently have warrants outstanding for the purchase of up to an aggregate of 0.8 million shares of our common stock and certain of our warrant holders also have the right to require us to register under the Securities Act the shares issuable upon exercise of their warrants. In addition, some of our outstanding warrants contain anti-dilution provisions that may, under certain circumstances, increase the number of shares issuable thereunder. To the extent the warrants outstanding are fully exercised, a significant number of shares of common stock will be issued, which will result in dilution to the holders of our shares of common stock and an increase in the number of shares eligible for resale in the public market. If any of our stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

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

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our common stock. For example, between April 1, 2019 and March 31, 2022, the market price of our common stock ranged from $8.90 to $4.12. Global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions throughout the world.

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

On May 6, 2019, we and Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc., as Rights Agent, entered into the NOL Rights Agreement, which is designed to diminish the risk that our ability to use our net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of us experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. The NOL Rights Agreement replaces the Company’s Rights Agreement, dated May 6, 2016, by and between the Company and Broadridge Financial Solutions, Inc., as successor-in-interest to Computershare Inc., as rights agent (the “Original Rights Agreement”). On April 7, 2022, our Board approved an extension of the NOL Rights Agreement from May 6, 2022 to May 6, 2025, subject to obtaining shareholder approval ratifying such extension. While this NOL Rights Agreement is intended to preserve our net operating losses, it effectively deters current and future purchasers from becoming 4.99% stockholders. The NOL Rights Agreement could also make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

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

Adverse economic conditions, such as recent supply chain disruptions, labor shortages and persistent inflation, may prevent our customers from purchasing our products or delay their purchases, which would adversely affect our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted or made very expensive at a time when we need, or would like, to do so, which could have a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by adverse economic conditions. Our revenue continues to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas) and ongoing global geopolitical tensions. Adverse economic developments affect businesses such as ours and those of third parties on which we rely in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the United States and elsewhere may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

Our business may be impacted by international instability, war, terrorism, and geopolitical events.

International political and economic instability or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect the performance of our services, sale of our products or other business operations. See “—Changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import or may otherwise adversely impact our business” for a discussion of the impact of Russia’s military invasion of Ukraine on our business and results of operations. A slowdown in economic growth in some emerging markets could result in long sales cycles, greater risk of uncollectible accounts and longer collection cycles. Fluctuations or devaluations in currency values, especially in emerging markets, could have an adverse effect on us, our suppliers, logistics providers and manufacturing vendors. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 79,000 square feet of leased office space, warehouse space and assembly, test space and manufacturing facility for our recuperator cores located at 16640 Stagg Street in Van Nuys, California. This lease will expire in February 2023, and we have one five-year option to extend the term of this lease. Additionally, we lease approximately 9,216 square feet of warehouse space at 16701 Stagg Street in Van Nuys, California. This lease will expire in June 2024, and we have one five-year option to extend the term of this lease. We also lease office and manufacturing facilities located at Unit 800 & 810 Fareham Reach, Fareham Road, Gosport, Hampshire, United Kingdom. These leases will expire in May 2037. Management believes these facilities are adequate for our current needs.

Item 3. Legal Proceedings.

Refer to Note 12 – Commitments and Contingencies – Legal matters in the Notes to Consolidated Financial Statements for information regarding legal proceedings in which we are involved. From time-to-time, we are involved in other pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on our results of operations, liquidity, or financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CGRN”.

Stockholders

As of July 11, 2022, there were 275 stockholders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during Fiscal 2022, except for shares of common stock automatically withheld to cover the tax liability resulting from the vesting of restricted stock units. During Fiscal 2022, the Company automatically withheld 27,679 shares of common stock to cover the tax liability resulting from the vesting of stock units. These withheld shares of common stock are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

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

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines. In addition to our existing microturbine products, since September 2020, we have offered additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product (although there was no revenue from sales of additional energy conversion products in the form of Baker Hughes industrial gas turbines for the year ended March 31, 2022 or 2021). We are currently exploring energy conversion options for the smaller end of the power spectrum. We intend to begin to manufacture modular hybrid energy stations and lithium-ion battery energy storage systems (“BESS”) to be sold either individually or combined as part of a custom microturbine-battery storage solution. We consider our microturbines, Baker Hughes turbines, and hybrid energy stations to be a part of our Energy conversion products business line. We also added a new Energy Storage Products business line in Fiscal 2022, and there has not yet been any revenue from this business line.

Our goals for Fiscal 2022 were to broaden our diverse energy products and service offerings; focus on growing top line revenue through our new Direct Solutions Sales (DSS) team, growing the DSS subscription program, and expanding the rental fleet to 21.1 MW (a key component of growing our EaaS business); increase aftermarket margins and escalate parts availability; and focus on managing working capital and inventory turns. During Fiscal 2022 our net loss was $20.2 million and our basic and diluted net loss per share was $1.37, compared to $18.4 million and $1.63, respectively, in the same period of the previous fiscal year. The $1.8 million increase in the net loss during Fiscal 2022 was primarily attributable to increases in selling, general and administrative expense primarily driven by lower expense in Fiscal 2021 from the enactment of our Business Continuity Plan in response to the Covid-19 pandemic, as well as additional expense related to the growth of the DSS team during Fiscal 2022. This increase was partially offset by the loss on extinguishment of debt accounting resulting from entering into the A&R Note Purchase Agreement with Goldman Sachs during the third quarter of Fiscal 2021 and the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022. On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), and issued $20.0 million in additional Notes. See Note 11—Term Note Payable, in the Notes to Consolidated Financial Statements for discussion with respect to this A&R Note Purchase Agreement.

We continue to focus on developing all our major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, and microgrids). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail, and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel, and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market are driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to ensure diversification by also targeting projects within the energy efficiency and renewable energy markets.

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

An overview of our direction, targets and key initiatives are as follows:

1)	Our Energy Conversion Products business line is driven by our industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. We target specific market verticals for these products.

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

The following table summarizes our percentage of product revenues by vertical markets for which we had product revenues for the periods presented:

	Year Ended
	March 31,
	2022	2021
Energy efficiency	67%	61%
Natural resources	13%	25%
Renewable energy	18%	13%
Microgrid	2%	1%

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

Backlog

Net product orders were approximately $31.8 million and $25.9 million for Fiscal 2022 and Fiscal 2021, respectively. Ending backlog was approximately $25.3 million at March 31, 2022 compared to $29.4 million at March 31, 2021. Book-to-bill ratio was 1.1:1 for both Fiscal 2022 and 2021. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Our DSS program provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market verticals. This program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. See Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional discussion of revenue recognition for this program.

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

Our FPP backlog at the end of Fiscal 2022 and Fiscal 2021 was approximately $79.1 million and $75.1 million, respectively, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2042. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in Fiscal 2022 was approximately 33% of total revenue.

4)	Product Robustness and Life Cycle Maintenance Costs We continue to invest in enhancements that relate to high performance and high reliability. An important element of our continued innovation and product strategy is to focus on the engineering of our product hardware and electronics to make them work together more effectively and deliver improved microturbine performance, reliability and low maintenance cost to our customers.
5)	New Product Development Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C65, C200 and C1000 Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products.

During Fiscal 2022, we continued to expand and develop our new hydrogen products. In March 2022, we released a commercially available hydrogen-based combined heat and power (CHP) product, which can safely run on a 30% hydrogen-70% natural gas mix. In continuing these efforts, we are testing a 100% hydrogen gas combustion system through our research and development partnership with Argonne National Laboratory.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to bad debts, inventories, warranty obligations, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Year Ended March 31, 2022 Compared to Year Ended March 31, 2021

The following table summarizes our revenue by geographic markets (amounts in millions):

	Year Ended March 31,
	2022	2021
United States and Canada	$34.7	$32.8
Europe and Russia	14.8	17.2
Latin America	9.2	7.2
Asia and Australia	8.0	9.3
Middle East and Africa	2.9	1.1
Total	$69.6	$67.6

Revenue for Fiscal 2022 increased $2.0 million, or 3%, to $69.6 million from $67.6 million for Fiscal 2021. The change in revenue for Fiscal 2022 compared to Fiscal 2021 included increases in revenue of $2.0 million from the Latin American markets, $1.9 million from the United States and Canadian markets, and $1.8 million from the Middle East and African markets. These overall increases in revenue were offset by decreases in revenue of $2.4 million from the European and Russian markets and $1.3 million from the Asian and Australian markets. The decrease in the Europe and Russia markets was primarily due to business impacts from the ongoing conflict between Russia and Ukraine, which has not only impacted Russia but also the European economy. The slight increase in revenue in the Latin American, United States and Canadian and Middle East and African geographic markets was primarily due to increases in product shipments into the energy efficiency and renewable energy vertical markets, as well as an increase in parts shipments.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2022			2021
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$35.9	32.6	188	$34.1	33.5	234
Accessories	1.3			2.4
Total Product and Accessories	37.2			36.5

Parts and Service	32.4			31.1
Total	$69.6			$67.6

For Fiscal 2022, revenue from microturbine products and accessories increased $0.7 million, or 2%, to $37.2 million from $36.5 million for Fiscal 2021. The increase in revenue was primarily due to the mix of products sold during Fiscal 2022 compared to the same period last year. Megawatts shipped during Fiscal 2022 decreased 0.9 megawatts, or 3%, to 32.6 megawatts from 33.5 megawatts during Fiscal 2021. Average revenue per megawatt shipped was approximately $1.1 million and $1.0 million in Fiscal 2022 and 2021, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Accessories revenue decreased $1.1 million, or 46%, to $1.3 million from $2.4 million for Fiscal 2021, primarily due to the types of projects that required accessories in Fiscal 2022 compared to Fiscal 2021.

Parts and service revenue for Fiscal 2022 increased $1.3 million, or 4%, to $32.4 million from $31.1 million for Fiscal 2021. The increase in revenue was primarily driven by an increase in rentals, FPP revenue, and spare parts, partially offset by lower engineering service revenue.

Sales to E-Finity accounted for 18% of our revenue for the year ended March 31, 2022. Sales to CAL and E-Finity accounted for 15% and 12%, respectively, of our revenue for the fiscal year ended March 31, 2021. Sales to CAL were below 10% of our revenues for the year ended March 31, 2022.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was approximately $8.5 million, or 12% of revenue, for Fiscal 2022, compared to gross margin of $6.9 million, or 10% of revenue, for Fiscal 2021. The increase in gross margin of $1.6 million during Fiscal 2022 compared to Fiscal 2021 was primarily because of an incremental decrease of $5.3 million in warranty expense, partially offset by an increase in production and service center labor and overhead expense of $2.9 million and higher inventory charges of $0.8 million.

The decrease in warranty expense of $5.3 million during Fiscal 2022 compared to Fiscal 2021 was primarily due to the establishment of a reserve in Fiscal 2021 related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect, with no such reserve in Fiscal 2022.

Production and service center labor and overhead expense increased $2.9 million during Fiscal 2022 compared to Fiscal 2021 primarily because of increases of approximately $1.6 million in facilities costs, $0.8 million in supplies expense, $0.6 million in consulting expense and $0.6 million in labor costs, partially offset by $0.7 million in overhead allocated to finished goods inventory.

Inventory charges increased $0.8 million during Fiscal 2022 compared to Fiscal 2021 primarily as the result of an increase in the provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2022	2021
Gross Margin
Product and accessories	$(3.3)	$(5.5)
As a percentage of product and accessories revenue	(9)%	(15)%

Parts and service	$11.8	$12.4
As a percentage of parts and service revenue	36%	40%

Total Gross Margin	$8.5	$6.9
As a percentage of total revenue	12%	10%

Product and accessories gross margin improved by $2.2 million during Fiscal 2022 compared to Fiscal 2021 primarily due to the establishment of a warranty reserve to replace high-risk parts in fielded units affected by sub-optimal parts initially provided by a former strategic parts supplier in Fiscal 2021, a decrease in volume of product shipments from weakness in the oil and gas market due to a decline in oil price in Fiscal 2021, partially offset by higher overhead costs in Fiscal 2022, primarily due to the cost savings from the COVID-19 Business Continuity Plan in Fiscal 2021. Parts and service gross margin decreased $0.6 million during Fiscal 2022 compared to Fiscal 2021 primarily due to higher FPP costs in Fiscal 2022 driven by higher scheduled and unscheduled maintenance.

Product and accessories gross margin as a percentage of product and accessories revenue improved to (9)% during Fiscal 2022 from (15)% during Fiscal 2021, primarily driven by the warranty reserve for high-risk parts, partially offset by lower overhead costs in Fiscal 2021 due to the enactment of the Business Continuity Plan. Parts and service gross margin as a percentage of parts and service revenue decreased to 36% for Fiscal 2022 compared to 40% for Fiscal 2021 primarily driven by lower overhead costs in Fiscal 2021 due to the enactment of the Business Continuity Plan, as well as lower FPP costs in Fiscal 2021.

Research and Development Expenses (“R&D”)  R&D expenses for Fiscal 2022 increased $1.0 million, or 42%, to $3.4 million from $2.4 million for Fiscal 2021, as a result of lower costs from our COVID-19 Business Continuity Plan during Fiscal 2021.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2022 increased $4.6 million, or 25%, to $23.0 million from $18.4 million for Fiscal 2021. The net increase in SG&A expenses was primarily as a result of increases of approximately $1.3 million of net bad debt expense, $1.2 million in labor costs, $0.6 million in marketing related costs, $0.6 million in consulting expense, $0.5 million in business travel expense, $0.2 million in facilities costs, and $0.2 million in shareholder costs. These increases in Fiscal 2022 compared to Fiscal 2021, except for the higher net bad debt expense of $1.3 million, were primarily a result of the actions taken in our Business Continuity Plan in Fiscal 2021.

Interest Expense  Interest expense for Fiscal 2022 and 2021 were $5.0 million and $5.2 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Gain and Loss on Extinguishment of Debt   We recognized a gain on extinguishment of debt of approximately $1.9 million during Fiscal 2022, as the result of the forgiveness of the PPP Loan. See Note 11 – Term Note Payable. We recognized a loss on extinguishment of debt of approximately $4.3 million during Fiscal 2021. The loss on extinguishment of debt comprised of the write-off of approximately $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender, and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million.

Other Income for Fiscal 2022 includes the payment to the Company of $0.6 million of PPP Loan proceeds previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. See Note 11 – Term Note Payable.

Income Tax Provision Income tax expense was $19,000 for Fiscal 2022 and Fiscal 2021. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of -0.1% differs from the federal and state blended statutory rate of approximately 23.59% primarily as a result of maintaining a full valuation allowance against net deferred tax assets. At March 31, 2022, we had federal and state net operating loss carryforwards of approximately $566.5 million and $177.1 million, respectively, which may be utilized to reduce future taxable income, subject to any limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $153.4 million at March 31, 2022 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2021, the net deferred tax asset was fully reserved.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balances decreased $27.0 million during Fiscal 2022, compared to an increase of $34.4 million during Fiscal 2021. The decrease in cash and cash equivalents during Fiscal 2022 compared to the increase in cash and cash equivalents during Fiscal 2021 was due to an increase in cash used in operating activities, as well as an increase in inventory to continue to produce product despite supply chain challenges and the intentional slowdown of incoming material in Fiscal 2021 due to the COVID-19 pandemic and delays in accounts receivable collections primarily related to the COVID-19 pandemic in the current period. Cash used in investing activities was primarily to continue the expansion of the rental fleet, which was partially offset by cash provided by financing activities from the issuance of Common Stock through our June 2021 Common Stock offering and our at-the-market offering program.

Operating Activities During Fiscal 2022, net cash used by operating activities was $27.5 million, consisting of a net loss for the period of $20.2 million, offset by cash used for working capital of $11.8 million and non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $4.5 million. During Fiscal 2021, net cash provided by operating activities was $1.7 million, consisting of a net loss for the period of $18.4 million, offset by cash provided from working capital of $6.4 million and non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $13.7 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2022	2021
Net loss	$(20,211)	$(18,387)
Non-cash operating activities(1)	4,468	13,678
Changes in operating assets and liabilities:
Accounts receivable	(6,413)	(4,125)
Inventories	(7,262)	8,702
Accounts payable and accrued expenses	4,485	4,652
Prepaid expenses, other current assets and other assets	164	653
Other changes in operating assets and liabilities	(2,729)	(3,472)
Net cash provided by (used) in operating activities	$(27,498)	$1,701
(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during Fiscal 2022 compared to Fiscal 2021 was primarily driven by the loss on extinguishment of debt accounting resulting from entering into the A&R Note Purchase Agreement with Goldman Sachs during Fiscal 2021 and the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022. Also contributing to the change was warranty expense during Fiscal 2021 as a result of the warranty reserve established related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect. The change in accounts receivable was primarily the result of slower collections in Fiscal 2022 due to continued delays from the COVID-19 pandemic, as well as from impacts from the ongoing conflict between Russia and Ukraine, compared to Fiscal 2021. The change in inventory was primarily to continue to produce product despite supply chain challenges and the intentional slowdown of incoming material in Fiscal 2021 due to the COVID-19 pandemic. The change in accounts payable and accrued expenses was primarily the result of the level of inventory receipts and timing of payments made by us during Fiscal 2022 compared to Fiscal 2021. The change in other operating assets and liabilities during the Fiscal 2022 compared to Fiscal 2021, was primarily the result of additional expenditures for the reliability repair program.

Investing Activities  Net cash used in investing activities of $9.9 million and $3.2 million during Fiscal 2022 and 2021, respectively, related primarily to the additions to our rental fleet of approximately $8.7 million and $2.4 million, respectively. The remaining amounts were primarily for sustaining our production and facilities.

Financing Activities During Fiscal 2022, we generated approximately $10.4 million in cash from financing activities compared to cash generated during Fiscal 2021 of approximately $36.0 million. The funds generated from financing activities during the fiscal year ended March 31, 2022 were primarily the result of net proceeds from our June 2021 Common Stock offering and proceeds from the at-the-market offering program described below. The funds generated from financing activities during the fiscal year ended March 31, 2021 were primarily the result of $19.0 million in net proceeds from our A&R Note Purchase Agreement with Goldman Sachs, as amended, net borrowings under the PPP Loan, as well as $15.9 million in proceeds from the at-the-market offering program described below.

At-the-market offerings

On June 7, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50 million from the date of the amendment to the Sales Agreement, subject to certain limitations set forth in the amendment. During Fiscal 2022, we issued approximately 0.1 million shares of our Common Stock under the ATM program and the net proceeds to us from the sale of our Common Stock were approximately $0.7 million after deducting commissions paid of approximately $26,000. As of March 31, 2022, approximately $49.3 million remained available for issuance under this ATM Program.

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

Warrants

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for shares of our Common Stock (the “Warrant”) pursuant to which the Holder may purchase shares of our Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). Our Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As of March 31, 2022, the Holder may purchase shares of our Common Stock in an aggregate amount of up to 463,067 shares at an exercise price of $2.61 per share.

Goldman “2020 Warrant”

On October 1, 2020, we entered into an Amendment No. 3 to the Purchase Warrant for shares of our Common Stock (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended that certain Purchase Warrant for shares of our Common Stock originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). As of March 31, 2022, the holder may purchase shares of our Common Stock in an aggregate amount of up to 291,295 shares at an exercise price of $4.76 per share.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common

Warrants are exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of Common Stock. As of March 31, 2022, there were 75,000 Series D warrants outstanding at an exercise price of $6.12 per share.

There were no stock options exercised during Fiscal 2022 and 2021. Repurchases of shares of our common stock for employee taxes due upon vesting of restricted stock units, net of employee stock purchases, resulted in approximately $0.1 million of net cash used during Fiscal 2022 and 2021.

Three-year Term Note  On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020,  pursuant to A&R Note Purchase Agreement, we increased the amount of borrowing under the Notes by $20.0 million to $50.0 million, and all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of March 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 13, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, we were in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 we entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to raise at least $10 million through a sale of our common stock by September 14, 2022 and refinance the Notes by October 1, 2022. See Item 9B “Other Information” for a summary of the A&R NPA Second Amendment. As of March 31, 2022, we are in compliance with the other covenants contained in the A&R Note Purchase Agreement.

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

The advance under the PPP Loan bore interest at a rate per annum of 1%.

In February 2021, the Company applied for forgiveness in full of the original balance of the PPP loan and the loan was forgiven in full on June 30, 2021. The Company received a refund of $660,200 and recorded these amounts within other income on the Company’s Condensed Consolidated Statements of Operations. Management will accounted for forgiveness on the PPP Loan in accordance with ASC 470 and recorded a gain on extinguishment of debt on its condensed consolidated financial statements and related footnote disclosures, provided forgiveness be approved by the SBA.

Working Capital Cash used for working capital was $11.8 million during Fiscal 2022, an increase of $18.2 million from the cash provided from working capital of $6.4 million during Fiscal 2021. These increases in cash used for working capital and other operating assets and liabilities were primarily due to increases in inventory and accounts receivable, partially offset by decreases in accounts payable and accrued expenses.

Evaluation of Ability to Maintain Current Level of Operations In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2022 consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, the Russian invasion of Ukraine, and ongoing global geopolitical tensions. We incurred a net loss of $20.2 million and used cash from operating activities of $27.5 million during the Fiscal 2022. Our working capital requirements during Fiscal 2022 were primarily for increases in inventory to continue to produce product despite supply chain challenges, as well as the delayed timing of accounts receivable collections due to the COVID-19 pandemic and impacts from the ongoing conflict between Russia and Ukraine. Our net loss increased during Fiscal 2022 primarily due to lower overhead and operating expenses  in Fiscal 2021 from our COVID-19 Business Continuity Plan. As of March 31, 2022, we had cash and cash equivalents of $22.6 million, and outstanding debt of $51.0 million at fair value (see Note 11–Term Note Payable in the Notes to the Consolidated Financial Statements for further discussion of the outstanding debt).

Management evaluated these conditions in relation to our ability to meet our obligations as they become due. Our ability to continue current operations and to execute on management’s plan is dependent on our ability to generate cash flows from operations. Management believes that we will continue to make progress on our path to profitability through a cost reduction plan implemented in March 2022, expanding the Energy as a Service (“EaaS”) revenue streams, as well as price increases on our Factory Protection Plan and certain product offerings. In March 2022, we implemented an expense reduction plan and announced our efforts to reduce operating costs and modify our operating model to better match our expanding EaaS business. In order to implement the expense reduction plan, we undertook a holistic review of our operations, taking the growing EaaS business into account. Beginning on February 28, 2022, we furloughed 17 employees for a period of 120 days, eliminated the position of Chief Revenue Officer, held by Jim Crouse, effective April 15, 2022, instituted 15% temporary pay cuts for approximately 36 employees and 25% temporary pay cuts for members of our senior leadership team, among other actions.

We believe that the implementation of the expense reduction plan will help better align our current cost structure to support our higher margin EaaS revenues.

In February 2022, we announced that we reached our goal of having 21.1 MW of rental units in our fleet and under contract. The EaaS rental unit timeline includes a delay between the time of manufacture and the time revenue from that unit is realized. The microturbine rental unit is built, allocated by a signed rental contract, and then commissioned at the customer site, at which point it begins to generate revenue. We expect to have all rental units contracted, commissioned, and generating revenue by our second quarter of Fiscal 2023. We expect rental revenue to more than double in Fiscal 2023 from the $2.8 million of rental revenue in Fiscal 2022. Additionally in March 2022, we announced that we increased the Distributor Support System, or DSS, program fee to 5% of prior calendar year revenue, from 3%, to support the expanding EaaS business.

To help offset inflation and the rising cost of components, as well as improve our profitability, we implemented price increases on our Factory Protection Plan contracts effective April 1, 2022, and implemented price increases on certain of our product offerings including the C65 and C1000 products, effective May 1, 2022.

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

Based on our current operating plan, management anticipates that, given current working capital levels and current financial projections, including the cost reduction plan, expanding EaaS business, and price increases, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2022 financial statements.

Depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the backlog, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will require us to achieve significantly increased sales volume, which is dependent on many factors, including:

●	the continuing impact of the COVID-19 pandemic on the global economy;
●	the continuing impact from the ongoing conflict between Russia and Ukraine;
●	the market acceptance of our products and services;
●	our business, product and capital expenditure plans;
●	capital improvements to new and existing facilities;
●	our competitors’ response to our products and services;
●	our relationships with customers, distributors, dealers and project resellers; and
●	our customers’ ability to afford and/or finance our products.

Our accounts receivable balance, net of allowances, was $24.7 million and $20.6 million as of March 31, 2022 and 2021, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased to 150 days as of March 31, 2022, compared to 111 days as of March 31, 2021 due to continued delayed collections in all markets due to the COVID-19 pandemic and impacts from the ongoing conflict between Russia and Ukraine. In the Energy Efficiency market vertical we sell to end users that have been significantly, economically impacted by the pandemic, such as in the Hospitality and Health Care industries. Additionally, the COVID-19 Pandemic heavily impacted our natural resources market vertical, where we primarily sell to Oil & Gas end users. While oil prices have rebounded above $100 per barrel, we have not seen a corresponding rebound in capital expenditures or spending activity. Additionally, the ongoing conflict between Russia and Ukraine has caused a widespread economic slowdown in the region, which has also impacts our collections. We recorded net bad debt expense of approximately $1.1 million for Fiscal 2022 and a net bad debt recovery of approximately $0.2 million for Fiscal 2021. Our allowance for doubtful accounts, was $0.8 million as of March 31, 2022 and $0.3 million as of March 31, 2021.

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

In March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations and pay cuts. See “—Initiative to Shift Towards Energy as a Service and Reduce Operating Costs” “Risk Factors--Our recently implemented expenses reduction plan and organizational changes undertaken to align to our focus on our EaaS business and achieving profitability may not be successful.”

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

In connection with the preparation of this Form 10-K for the fiscal year ended March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in reports we submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms prescribed by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal year ended March 31, 2022  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On April 7, 2022, our Board approved an extension of the NOL Rights Agreement from May 6, 2022 to May 6, 2025, subject to obtaining stockholder approval of such extension. We intend to seek that approval at our 2022 annual meeting of stockholders.

On May 20, 2022, we entered into a National Account Agreement with Capstone Engineered Solutions (“CES”), a company directly owned by Jim Crouse, our former Chief Revenue Officer. Under the terms of the National Account Agreement, CES is authorized to market, actively promote, and sell Capstone microturbines, related parts, and service. The dollar value of this contract will depend on the amount of sales generated by CES. On May 20. 2022, the Company also entered into a Consulting Agreement with CES, whereby CES will provide certain engineering services to the Company on an as needed basis, at a rate of $150 per hour. Additionally on May 10, 2022, the Company entered into an agreement with CES, whereby CES will provide general contract and installation services for one of the Company’s Energy as a Service projects for approximately $0.2 million.

The foregoing descriptions of the National Account Agreement, Engineering Consulting Agreement, and Installation Services Agreement are not complete and are subject to, and qualified in their entirety by reference to, the text of the National Account Agreement, Engineering Consulting Agreement, and Installation Services Agreement, copies of which are included as Exhibit 10.29, 10.28, and 10.30 respectively, attached hereto.

On July 13, 2022, we entered into the Second Amendment to the A&R Note Purchase Agreement with the guarantors party thereto, the Purchaser and the Collateral Agent. The A&R NPA Second Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of our breach of the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement for the 12 months ended June 30, 2022 and (i) the amendment to certain provisions of the A&R Note Purchase Agreement, including to add a number of new covenants.  Those include requirements that we (i) deliver a revised financial plan to the Collateral Agent by no later than 42 days after the effective date of the A&R NPA Second Amendment, (ii) deliver 13-week cash flow forecasts to the Collateral Agent every week commencing on July 15, 2022 through October 1, 2022, (iii) enter into an engagement letter with an investment bank satisfactory to the Collateral Agent by August 10, 2022, (iv) use commercially reasonable best efforts to raise a minimum of $10 million through a sale of common stock by September 14, 2022, and (v) use commercially reasonable best efforts to refinance the Notes by October 1, 2022, (iv) take all actions necessary to maintain our engagement of Riveron Consulting, LLC or another financial advisor acceptable to the Collateral Agent and (v) retain an interim chief financial officer on terms acceptable to the Collateral Agent (it being understood that Scott Robinson and the terms offered to him are acceptable to the Collateral Agent). The A&R NPA Second Amendment also provides that, for purposes of determining our compliance with the Adjusted EBITDA covenant with respect to our fiscal quarter ended June 30, 2022, we may increase our Adjusted EBITDA for the period by prepaying the Notes up to the amount that the required level for consolidated Adjusted EBITDA for the fiscal quarter ended March 31, 2022 exceeded our consolidated Adjusted EBITDA for that fiscal quarter (i.e., approximately $1.4 million) (the “Cure Cap”); provided that any reversal made with respect to allowances or reserves for bad debt for that fiscal quarter will reduce the Cure Cap on a dollar for dollar basis. We have not, however, yet determined if we will need to make any such prepayment to comply with the Adjusted EBITDA covenant for the fiscal quarter ended June 30, 2022, as we have not yet closed our books for that fiscal quarter. The A&R NPA Second Amendment eliminates the Adjusted EBITDA covenant cure right for any future period.

The foregoing description of the A&R NPA Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the A&R NPA Second Amendment, which is filed herewith as Exhibit 4.16 and is incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information required by this Item will be included in the Company’s 2022 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end Fiscal 2022.

Delinquent Section 16(a) Reports

The information required regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act will be included in the Company’s 2022 Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Firm Fees and Services.

The information required by this Item will be included in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Capstone Green Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Green Energy Corporation (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

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

Accounts Receivable Allowances

Description of Matter

The Company’s accounts receivable totaled approximately $24.7 million, net of an allowance of approximately $845,000, as of March 31, 2022. As a result of the ongoing COVID-19 pandemic, along with current geopolitical tensions, the Company saw an increase in its overall days sales outstanding during the year ended March 31, 2022 resulting in delays in the collections of its accounts receivable. As described in Note 2 to the consolidated financial statements, management maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances.

The principal considerations for our determination that performing procedures relating to the accounts receivable allowances is a critical audit matter are (i) the significant judgement required by management when determining the estimate for the accounts receivable allowances; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate and significant assumptions related to the customers continued ability to make required payments.

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	Obtaining an understanding of the Company’s processes in place in order to estimate the allowance for doubtful accounts;
●	Testing management’s calculation and significant assumptions made in determining its allowance for doubtful accounts;
●	Testing the Company’s subsequent cash collections through the date the consolidated financial statements were issued;
●	Evaluating the credit worthiness of customers whose balances were past due as of March 31, 2022 by testing the historical collection trends over the past 5 years; and
●	Evaluating the Company’s historical accounts receivable write-offs as compared to their past estimates allowance for doubtful accounts.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Los Angeles, CA

July 13, 2022

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$22,559	$49,533
Accounts receivable, net of allowances of $845 at March 31, 2022 and $314 at March 31, 2021	24,665	20,593
Inventories, net	18,465	11,829
Prepaid expenses and other current assets	5,519	4,953
Total current assets	71,208	86,908
Property, plant, equipment and rental assets, net	18,038	9,630
Non-current portion of accounts receivable	1,212	—
Non-current portion of inventories	1,680	1,845
Other assets	8,635	7,639
Total assets	$100,773	$106,022
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$25,130	$19,767
Accrued salaries and wages	1,147	1,889
Accrued warranty reserve	1,483	5,850
Deferred revenue	9,185	6,374
Current portion of notes payable and lease obligations	675	576
Total current liabilities	37,620	34,456
Deferred revenue - non-current	981	765
Term note payable, net	50,949	52,865
Long-term portion of notes payable and lease obligations	5,809	4,762
Total liabilities	95,359	92,848
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 15,398,368 shares issued and 15,296,735 shares outstanding at March 31, 2022; 12,898,144 shares issued and 12,824,190 shares outstanding at March 31, 2021	15	13
Additional paid-in capital	946,969	934,381
Accumulated deficit	(939,482)	(919,271)
Treasury stock, at cost; 101,633 shares at March 31, 2022 and 73,954 shares at March 31, 2021	(2,088)	(1,949)
Total stockholders’ equity	5,414	13,174
Total liabilities and stockholders' equity	$100,773	$106,022

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 31,
	2022	2021
Revenue:
Product and accessories	$37,181	$36,517
Parts and service	32,464	31,119
Total revenue	69,645	67,636
Cost of goods sold:
Product and accessories	40,483	42,025
Parts and service	20,624	18,756
Total cost of goods sold	61,107	60,781
Gross margin	8,538	6,855
Operating expenses:
Research and development	3,359	2,417
Selling, general and administrative	22,980	18,391
Total operating expenses	26,339	20,808
Loss from operations	(17,801)	(13,953)
Other income	642	4,993
Interest income	21	30
Interest expense	(5,004)	(5,156)
Gain (loss) on debt extinguishment	1,950	(4,282)
Loss before provision for income taxes	(20,192)	(18,368)
Provision for income taxes	19	19
Net loss	(20,211)	(18,387)
Less: Deemed dividend on purchase warrant for common shares	—	15
Net loss attributable to common stockholders	$(20,211)	$(18,402)

Net loss per common share attributable to common stockholders—basic and diluted	$(1.37)	$(1.63)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	14,727	11,280

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2020	10,286,366	$10	$915,755	$(900,869)	57,577	$(1,875)	$13,021
Purchase of treasury stock	—	—	—	—	16,377	(74)	(74)
Vested restricted stock awards	71,767	—	74	—	—	—	74
Stock-based compensation	—	—	937	—	—	—	937
Stock awards to Board of Directors	57,098	—	(38)	—	—	—	(38)
Issuance of common stock, net of issuance costs	2,130,634	3	16,778	—	—	—	16,781
Warrants issued	—	—	761	—	—	—	761
Warrants exercised	352,279	—	—	—	—	—	—
Change in warrants valuation	—	—	99	—	—	—	99
Deemed dividend on purchase warrant for common shares	—	—	15	(15)	—	—	—
Net loss	—	—	—	(18,387)	—	—	(18,387)
Balance, March 31, 2021	12,898,144	13	934,381	(919,271)	73,954	(1,949)	13,174
Purchase of treasury stock	—	—	—	—	27,679	(139)	(139)
Vested restricted stock awards	124,184	—	100	—	—	—	100
Stock-based compensation	—	—	1,245	—	—	—	1,245
Stock awards to Board of Directors	70,260	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	2,305,780	2	11,243	—	—	—	11,245
Net loss	—	—	—	(20,211)	—	—	(20,211)
Balance, March 31, 2022	15,398,368	$15	$946,969	$(939,482)	101,633	$(2,088)	$5,414

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(20,211)	$(18,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,915	1,452
Amortization of financing costs and discounts	35	623
Amortization of right-of-use assets	657	378
Loss (gain) on debt extinguishment	(1,950)	4,282
Bad debt expense (recovery)	1,129	(228)
Inventory provision	791	305
Provision for warranty expenses	646	5,930
Gain on disposal of equipment	—	(1)
Stock-based compensation	1,245	937
Changes in operating assets and liabilities:
Accounts receivable	(6,413)	(4,125)
Inventories	(7,262)	8,702
Prepaid expenses, other current assets and other assets	164	653
Accounts payable and accrued expenses	4,485	4,652
Accrued salaries and wages and long term liabilities	(743)	245
Accrued warranty reserve	(5,013)	(2,014)
Deferred revenue	3,027	(1,703)
Net cash used in operating activities	(27,498)	1,701
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(9,924)	(3,209)
Net cash used in investing activities	(9,924)	(3,209)
Cash Flows from Financing Activities:
Net proceeds from term note payable	—	20,833
Repayment of notes payable and lease obligations	(685)	(691)
Cash used in employee stock-based transactions	(138)	(74)
Net proceeds from issuance of common stock and warrants	11,271	15,905
Net cash provided by financing activities	10,448	35,973
Net (decrease) increase in Cash and Cash Equivalents	(26,974)	34,465
Cash and Cash Equivalents, Beginning of Period	49,533	15,068
Cash and Cash Equivalents, End of Period	$22,559	$49,533
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,095	$4,287
Income taxes	$20	$14
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$264	$36
Renewal of insurance contracts financed by notes payable	$567	$593
Issuance of common stock for services to be received	$75	$—
Deemed dividend	$—	$15

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

Capstone Green Energy Corporation (“Capstone”, “We” or the “Company”) is a provider of customized microgrid solutions, on-site resilient green Energy as a Service (EaaS) solutions, and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. In April 2021, we added additional products to our portfolio and shifted our focus to four key business lines. Our Energy Conversion Products business lines is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through our Energy as a Service business line, we offer rental solutions utilizing our microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. Our two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. Our Energy Storage Products business line designs and installs microgrid storage systems, creating customized solutions using a combination of battery technologies and monitoring software. Through our Hydrogen Energy Solutions business line, we offer customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are new offerings, Energy Storage Products and Hydrogen Energy Solutions revenue has been immaterial to date.  The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

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

This Annual Report on Form 10-K (this “Form 10-K”) refers to the Company’s fiscal years ended March 31 as its “Fiscal” years.

The consolidated financial statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary that was formed in June 2004, and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable  Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required. Accounts receivable that is expected to be received past 12 months are recorded as non-current accounts receivable. Changes in the accounts receivable allowances are as follows (in thousands):

Balance, March 31, 2020	$703
Reductions charged to costs and expenses	(228)
Bad debt write-off	(161)
Balance, March 31, 2021	$314
Additions charged to costs and expenses	1,129
Bad debt write-off	(598)
Balance, March 31, 2022	$845

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

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2022 and determined that no impairment was necessary. See Note 5—Intangible Assets.

Deferred Revenue  Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company’s revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

Revenue The Company derives its revenues primarily from system sales, service contracts and professional services. Revenues are recognized when control of the systems and services is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for systems, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with systems is recognized at a point in time when the system is shipped to the customer. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a system has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue. The Company extends payment terms past one year only on a limited basis, and thus any financing component is not considered material.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of March 31, 2022, the FPP backlog was approximately $79.1 million, which represents the value of the contractual agreement for FPP services that has not been earned and extends through Fiscal 2042.

Practical Expedients

We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Warranty  The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold and geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and adjusts the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred. There were no offsets to R&D during Fiscal 2022 and 2021.

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

ASC Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest and other expense, net in the statements of operations.

Contingencies  The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Risk Concentrations  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2022, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $22.0 million as of March 31, 2022. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to E-Finity accounted for 18% of the Company’s revenue for Fiscal 2022. Sales to CAL and E-Finity accounted for 15% and 12%, respectively, of the Company’s revenue for Fiscal 2021. Additionally, E-Finity accounted for 28% and 13% of net accounts receivable as of March 31, 2022 and March 31, 2021, respectively.

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

Net Loss Per Common Share  Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options and restricted stock units at March 31, 2022 and 2021 were 0.6 million and 0.5 million, respectively. As of March 31, 2022 and 2021, the number of warrants excluded from diluted net loss per common share computations was approximately 0.8 million and 1.1 million, respectively.

Stock-Based Compensation  Options or stock awards are recorded at their estimated fair value at the measurement date. The Company recognizes compensation cost for options and stock awards that have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Leases Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of twelve months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Evaluation of Ability to Maintain Current Level of Operations  In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2022 consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, the Russian invasion of Ukraine, and ongoing global geopolitical tensions. We incurred a net loss of $20.2 million and used cash from operating activities of $27.5 million during the Fiscal 2022. Our working capital requirements during Fiscal 2022 were primarily for increases in inventory to continue to produce product despite supply chain challenges, as well as the delayed timing of accounts receivable collections due to the COVID-19 pandemic and impacts from the ongoing conflict between Russia and Ukraine. Our net loss increased during Fiscal 2022 primarily due to lower overhead and operating expenses in Fiscal 2021 from our COVID-19 Business Continuity Plan. As of March 31, 2022, we had cash and cash equivalents of $22.6 million, and outstanding debt of $51.0 million at fair value (see Note 11–Term Note Payable in the Notes to the Consolidated Financial Statements for further discussion of the outstanding debt).

Management evaluated these conditions in relation to our ability to meet our obligations as they become due. Our ability to continue current operations and to execute on management’s plan is dependent on our ability to generate cash flows from operations. Management believes that we will continue to make progress on our path to profitability through a cost reduction plan implemented in March 2022, expanding the Energy as a Service (“EaaS”) revenue streams, as well as price increases on our Factory Protection Plan and certain product offerings. In March 2022, we implemented an expense reduction plan and announced our efforts to reduce operating costs and modify our operating model to better match our expanding EaaS business. In order to implement the expense reduction plan, we undertook a holistic review of our operations, taking the growing EaaS business into account. Beginning on February 28, 2022, we furloughed 17 employees for a period of 120 days, eliminated the position of Chief Revenue Officer, held by Jim Crouse, effective April 15, 2022, instituted 15% temporary pay cuts for approximately 36 employees and 25% temporary pay cuts for members of our senior leadership team, among other actions. We believe that the implementation of the expense reduction plan will help better align our current cost structure to support our higher margin EaaS revenues.

In February 2022, we announced that we reached our goal of having 21.1 MW of rental units in our fleet and under contract. The EaaS rental unit timeline includes a delay between the time of manufacture and the time revenue from that unit is realized. The microturbine rental unit is built, allocated by a signed rental contract, and then commissioned at the customer site, at which point it begins to generate revenue. We expect to have all rental units contracted, commissioned, and generating revenue by our second quarter of Fiscal 2023. We expect rental revenue to more than double in Fiscal 2023 from the $2.8 million of rental revenue in Fiscal 2022. Additionally in March 2022, we announced that we increased the Distributor Support System, or DSS, program fee to 5% of prior calendar year revenue, from 3%, to support the expanding EaaS business.

To help offset inflation and the rising cost of components, as well as improve our profitability, we implemented price increases on our Factory Protection Plan contracts effective April 1, 2022, and implemented price increases on certain of our product offerings including the C65 and C1000 products, effective May 1, 2022.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any equity or debt securities that we would issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Based on our current operating plan, management anticipates that, given current working capital levels and current financial projections, including the cost reduction plan, expanding EaaS business, and price increases, we will be able to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2022 financial statements.

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

On March 23, 2020 the Company enacted a Business Continuity Plan in response to COVID-19. Beginning March 30, 2020, the Company furloughed 52 employees, leaving behind only staff deemed essential for day-to-day administrative operations for a minimum period of 45 days. The Company’s Senior Leadership Team volunteered to take a 25% temporary salary cut. In addition, 25 other top Company managers volunteered to take a similar 15% reduction in salary. Several employees returned to work June 1, 2020, most with the 15% voluntary salary cuts, with others returning in a staggered manner through the end of September 2020. Additionally, in March 2020, the Board voted to take a temporary 25% reduction in base cash retainer in support of the Company’s Business Continuity Plan. As a result of the continued global economic slowdown due to COVID-19 and the associated decline in global crude oil prices, the Company eliminated 26 positions on June 1, 2020. During the period of March 30, 2020 to June 1, 2020, the Company had limited production capability of new microturbine products, but had pre-built approximately 5.9 MW of microturbine finished goods during March 2020 for shipment during this period of suspended production. On September 28, 2020, salaries were returned to 100% and remaining furloughed employees returned to work. The Company’s vendor supply chain has also been impacted by the pandemic; however, the Company has been able to maintain sufficient supply flow to continue operations as of the date hereof.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2022	2021
United States	$34,116	$32,502
Mexico	3,862	3,931
All other North America	620	321
Total North America	38,598	36,754
Russia	3,335	3,577
All other Europe	11,494	13,659
Total Europe	14,829	17,236
Asia	3,774	6,087
Australia	4,197	3,165
All other	8,247	4,394
Total Revenue	$69,645	$67,636

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended March 31,
	2022	2021
C30	$503	$1,607
C65	10,387	10,756
C200	2,906	3,603
C600	7,120	7,913
C800	5,843	3,069
C1000	9,120	7,173
Microturbine Products	$35,879	$34,121
Accessories	1,302	2,396
Total Product and Accessories	37,181	36,517
Parts and Service	32,464	31,119
Total Revenue	$69,645	$67,636

Substantially all of the Company’s operating assets are in the United States.

Impact of Recently Issued Accounting Standards

Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles of Accounting Standards Codification (“ASC”) 740 in order to simplify the complexities of its application. These changes include eliminations to the exceptions for intraperiod tax allocation, recognizing deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods, among others. The effective date of this guidance for public companies is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on April 1, 2021 and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Not yet adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock in order to simplify the accounting for convertible instruments. In addition, it amends the guidance for the scope exception surrounding derivatives for contracts in an entity’s own equity. In each case, the related guidance surrounding EPS has also been amended. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU provide guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable forecasts. With certain exceptions, transition to the new guidance will be through a cumulative effect adjustment to opening accumulated deficit as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for Smaller Reporting Companies (“SRCs”) as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements and related disclosures.

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

3. Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	March 31,	March 31,
	2022	2021
Raw materials	$20,071	$15,755
Work in process	—	(30)
Finished goods	1,935	—
Total	22,006	15,725
Less: inventory reserve	(1,861)	(2,051)
Less: non-current portion	(1,680)	(1,845)
Total inventory, net-current portion	$18,465	$11,829

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of March 31, 2022 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2022 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$784
25 to 36 months	896
Total	$1,680

4. Property, Plant and Equipment

Property, plant, equipment and rental assets consisted of the following (in thousands):

	March 31,	March 31,
	2022	2021
Machinery, equipment, automobiles and furniture	$15,945	$15,523
Leasehold improvements	8,848	8,069
Molds and tooling	3,469	3,192
Rental assets	17,079	8,378
	45,341	35,162
Less: accumulated depreciation	(27,303)	(25,532)
Total property, plant, equipment and rental assets, net	$18,038	$9,630

During Fiscal 2022, the Company deployed an additional 11.1 megawatts (“MWs”) of microturbine systems with a book value of approximately $8.7 million under its long-term rental program, bringing the total rental fleet to 21.1 MWs.

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $1.8 million and $1.3 million for Fiscal 2022 and 2021, respectively.

5. Intangible Assets

Intangible assets, net of amortization include intellectual property such as manufacturing licenses providing the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”) and were fully amortized as of March 31, 2022 and March 31, 2021. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $22,600 and $27,400 were earned by Solar for Fiscal 2022 and 2021, respectively. Earned royalties of approximately $76,400 and $53,800 were unpaid as of March 31, 2022 and 2021, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.

Amortization expense for the intangible assets was $0.1 million for Fiscal 2022 and 2021.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and adjusts the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve during the years ended March 31, 2022 and 2021 are as follows (in thousands):

Balance, beginning of the period	$5,850	$1,934
Standard warranty provision	646	985
Accrual related to reliability repair programs	—	4,945
Deductions for warranty claims	(5,013)	(2,014)
Balance, end of the period	$1,483	$5,850

During the fourth quarter of Fiscal 2021, the Company recorded a specific $4.9 million accrual related to a reliability repair program to account for the replacement of remaining high risk failure parts in some of the Company’s fielded units due to a supplier defect. As of March 31, 2022, the accrual related to this reliability repair program was zero as the Company has determined it replaced a sufficient quantity of high risk failure parts in its fielded units under this reliability repair program and that it should be terminated.

7. Revenue Recognition

The following table presents disaggregated revenue by business group (in thousands):

	Year Ended March 31,
	2022	2021
Microturbine Products	$35,879	$34,121
Accessories	1,302	2,396
Total Product and Accessories	37,181	36,517
Parts and Service	32,464	31,119
Total Revenue	$69,645	$67,636

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2022	2021
United States	$34,116	$32,502
Mexico	3,862	3,931
All other North America	620	321
Total North America	38,598	36,754
Russia	3,335	3,577
All other Europe	11,494	13,659
Total Europe	14,829	17,236
Asia	3,774	6,087
Australia	4,197	3,165
All other	8,247	4,394
Total Revenue	$69,645	$67,636

Contract Balances

The Company’s contract liabilities consist of advance payments for systems as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in current liabilities under deferred revenue and the non-current portion of deferred revenue is included in other non-current liabilities in the consolidated balance sheets.

As of March 31, 2022, the balance of deferred revenue was approximately $10.2 million compared to $7.1 million as of March 31, 2021. This overall increase in the balance of deferred revenue of $3.1 million during Fiscal 2022 was comprised of increases in deferred revenue attributable to deposits of $2.0 million and Distributor Support System (“DSS program”) of $1.3 million, offset by a decrease in FPP contracts of $0.2 million. Changes in deferred revenue during the year ended March 31, 2022 and 2021 are as follows (in thousands):

FPP Balance, beginning of the period	$4,765	$5,342
FPP Billings	17,562	16,700
FPP Revenue recognized	(17,783)	(17,277)
Balance attributed to FPP contracts	4,544	4,765
DSS Program	2,696	1,417
Deposits	2,926	957
Deferred revenue balance, end of the period	$10,166	$7,139

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2022, approximately $4.5 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $3.5 million of these remaining performance obligations over the next 12 months and the balance of $1.0 million will be recognized thereafter.

8. Income Taxes

Loss before provision for income taxes consisted of the following for the years ended March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
United States	$(20,232)	$(18,388)
Foreign	40	20
Loss before provision for income taxes	$(20,192)	$(18,368)

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes was $19,000 for the years ended March 31, 2022 and March 31, 2021. The current income taxes were related to state income and foreign taxes. The Company did not have current federal income taxes for the fiscal year ended March 31, 2022.

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2022	2021
Federal income tax benefit at the statutory rate	$(4,240)	$(3,857)
State taxes, net of federal effect	(601)	(311)
Foreign taxes	5	9
Expiring NOLs and tax credits	11,028	14,086
Impact of state rate change	(263)	160
Valuation allowance	(5,997)	(10,154)
Shortfall in tax benefit—stock compensation	75	87
True-up	(4)	(2)
Other	16	1
Income tax expense	$19	$19

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Deferred tax assets:
Inventories	$1,438	$889
Warranty reserve	350	1,357
Bad debt reserve	199	58
Deferred revenue	1,708	1,434
Net operating loss (“NOL”) carryforwards	131,395	135,895
Tax credit carryforwards	13,370	13,988
Depreciation, amortization and impairment loss	—	1,237
Lease liability	1,464	1,146
Interest limitation	4,655	3,735
Other	1,094	1,032
Deferred tax assets	155,673	160,771
Valuation allowance for deferred tax assets	(153,673)	(159,671)
Deferred tax assets, net of valuation allowance	2,000	1,100
Deferred tax liabilities:
Depreciation, amortization and impairment loss	(594)	—
Right of use assets	(1,406)	(1,100)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for fiscal years ended March 31, 2022 and 2021 was $6.0 million and $10.2 million, respectively.

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2022 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL generated before April 1, 2018	$494,213	2022 - 2038
Federal NOL generated after March 31, 2018	$72,330	Indefinite
State NOL	$177,187	2025 - 2039
Federal tax credit carryforwards	$5,713	2022 - 2038
State tax credit carryforwards	$9,692	Indefinite

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

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2022 and 2021 was $1.9 million and $1.9 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2022 or March 31, 2021. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as of March 31, 2022 and March 31, 2021 was $1.9 million and $1.9 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2022 and 2021 was $5.7 million and $9.7 million, and $6.3 million and $9.7 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2020	$2,272
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(326)
Balance at March 31, 2021	$1,946
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(48)
Balance at March 31, 2022	$1,898

The Company does not expect a material change to its unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2016. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2022. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

9. Stockholders’ Equity

The following table summarizes, by consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Year Ended
	March 31,
	2022	2021
Cost of goods sold	$109	$83
Research and development	79	41
Selling, general and administrative	1,057	813
Stock-based compensation expense	$1,245	$937

2000 and 2017 Equity Incentive Plans

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of March 31, 2022, there were 814,708 shares available for future grants under the 2017 Plan.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during Fiscal 2022:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2021	497,281	$5.65
Granted	328,963	5.40
Vested and issued	(194,444)	5.18
Forfeited	(39,995)	5.78
Non-vested restricted stock units outstanding at March 31, 2022	591,805	5.66
Restricted stock units expected to vest beyond March 31, 2022	591,805	$5.66

The following table provides additional information on restricted stock units and performance restricted stock units:

	Year Ended March 31,
	2022	2021
Restricted stock compensation expense (in thousands)	$1,245	$937
Aggregate fair value of restricted stock units vested and issued (in thousands)	$936	$352
Weighted average grant date fair value of restricted stock units granted during the period	$5.40	$5.28

As of March 31, 2022, there was approximately $2.1 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.2 years.

The Company’s PRSU activity is included in the above restricted stock units tables. The PRSU program has a three-year performance measurement period. The performance measurement occurs in the third year (for a three-year grant) following the grant date. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. At the end of each

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During Fiscal 2022, the Company granted 35,986 PRSUs with a third-year performance measurement and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. There were no PRSUs granted during Fiscal 2021. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighing for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weighs performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during Fiscal 2022 was $8.39. Based on the Company’s assessment as of March 31, 2022, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during Fiscal 2022. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

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

The New Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) May 6, 2022 or such later day as may be established by the Board prior to the expiration of the New Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the New Rights are redeemed pursuant to the NOL Rights Agreement; (iii) the time at which the New Rights are exchanged pursuant to the NOL Rights Agreement; (iv) the time at which the New Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the first day after the Company’s 2019 annual meeting of stockholders, if approval by the stockholders of the Company of the NOL Rights Agreement has not been obtained on or prior to the close of business on the first day after the Company’s 2019 annual meeting of stockholders; (vi) the close of business on the effective date of the repeal of Section 382 of the Tax Code, if the Board determines that the NOL Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits are available to be carried forward, (the earliest of (i), (ii), (iii), (iv), (v), (vi) and (vii) is referred to as the “Expiration Date”). On April 7, 2022, our Board approved an extension of the NOL Rights Agreement from May 6, 2022 to May 6, 2025, subject to obtaining shareholder approval ratifying such extension.

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

Offerings of Common Stock and Warrants and At-the-Market Offering Program

At-the-Market Offering

On June 7, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50 million from the date of the amendment to the Sales Agreement, subject to certain limitations set forth in the amendment. During Fiscal 2022, we issued approximately 0.1 million shares of our Common Stock under the ATM program and the net proceeds to us from the sale of our Common Stock were approximately $0.7 million after deducting commissions paid of approximately $26,000. As of March 31, 2022, approximately $49.3 million remained available for issuance with respect to this ATM Program.

Warrants

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. As of March 31, 2022, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of March 31, 2022, there were 75,000 Series D warrants outstanding.

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

On February 10, 2020, the Company issued 229,886 shares of the Company’s Common Stock, under a sponsorship agreement to its vendor. The prepaid marketing cost amortization associated with the Common Stock issued were $1.1 million during Fiscal 2021 and were included in selling, general and administrative expense in the Consolidated Statements of Operations.

On February 17, 2021 and April 1, 2021, the Company issued 105,933 and 9,541 shares of the Company’s Common Stock, under a sponsorship agreement and an investor relations consulting agreement, respectively to vendors. The prepaid marketing cost amortization associated with the Common Stock issued were $1.0 million during Fiscal 2022, and were included in selling, general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2022, there are no amounts remaining in prepaid marketing cost, prepaid expenses and other current assets in the Consolidated Balance Sheets related to the value of shares issued under the sponsorship agreement and investor relations consulting agreement.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of March 31, 2022 includes both the Three-Year Term Note and the SBA Paycheck Protection Program (“PPP”) Loan as discussed in Note 11–Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	March 31, 2022		March 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,940	$51,000	$50,915	$51,000
PPP loan	—	—	1,950	1,950
Total	$50,940	$51,000	$52,865	$52,950

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

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, certain of its subsidiaries as guarantors, the Collateral Agent and various purchasers party thereto. Under the A&R Note Purchase Agreement, the Company issued an additional $20 million in Notes, increasing total borrowings to $50.0 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, October 1, 2023. As of March 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles.

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

On May 13, 2021, the Company and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the A&R Note Purchase Agreement.  The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9.0 million to $12.2 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter.

As of March 31, 2022, the Company was in compliance with the covenants contained in the A&R Note Purchase Agreement.

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $34,000 and $0.6 million for Fiscal 2022 and 2021, respectively, based on an effective interest rate, and has been recorded as interest expense in the consolidated statements of operations.

Interest expense related to the Notes payable during Fiscal 2022 and 2021 was $5.0 million and $5.2 million and includes $34,000 and $0.6 million in amortization of debt issuance costs, respectively.

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

Gain and Loss on Extinguishment of Debt   In June 2021, the Company received notification from Western Alliance that the SBA approved forgiveness of the PPP loan in its entirety. The Company accounted for forgiveness on the PPP Loan in accordance with ASC 470 and recognized a gain on debt extinguishment of $1.9 million on its Consolidated Statements of Operations and Consolidated Statements of Cash Flows during Fiscal 2022. In June 2021, the Company also received a refund of the $660,200 previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. and recorded these amounts within other income on the Company’s Consolidated Statements of Operations.

The Company determined the A&R Note Purchase Agreement should be accounted for as an extinguishment of debt rather than a modification of debt in accordance with ASC 470. Accordingly, the Company recognized a loss on extinguishment of debt of approximately $4.3 million during Fiscal 2021. The loss on extinguishment of debt comprised

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12. Commitments and Contingencies

Purchase Commitments

As of March 31, 2022, the Company had firm commitments to purchase inventories of approximately $40.5 million through Fiscal 2023. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
	2022	2021
Operating lease cost	$1,157	$1,051

Supplemental balance sheet information related to the leases was as follows (in thousands):

	March 31, 2022	March 31, 2021
Operating lease right-of-use assets	$5,959	$4,741
Total operating lease right-of-use assets	$5,959	$4,741

Operating lease liability, current	$586	$485
Operating lease liability, non-current	5,619	4,456
Total operating lease liabilities	$6,205	$4,941

Weighted average remaining lease life	8.35 years	6.51 years

Weighted average discount rate	12.00%	13.00%

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,106	$1,116
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,877	$—

Other supplemental operating lease information consists of the following:

At March 31, 2022, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2023	$1,297
2024	1,324
2025	1,248
2026	1,243
2027	1,279
Thereafter	3,358
Total lease payments	$9,749
Less: imputed interest	(3,544)
Present value of operating lease liabilities	$6,205

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2022, no significant inventories were held at distributors.

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. A trial date in the matter has been set for December 12, 2022. Discovery is ongoing. The Company has not recorded any liability as of March 31, 2022 as the matter is too early to estimate.

13. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board of Directors. The Company has been matching 50 cents on the dollar up to 6% of the employee’s contributions since February 2019. Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.1 million and $0.2 million for Fiscal 2022 and 2021, respectively.

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

On September 19, 2018, the Company paid in full the negotiated royalty settlement of $3.0 million to Carrier, and as such, there is no further royalty obligation to Carrier. The prepaid royalty of $3.0 million has been recorded under the captions “Prepaid expenses and other current assets” and “Other assets” in the accompanying consolidated balance sheets and will be amortized in the accompanying consolidated statements of operations over a 15-year amortization period through September 2033 using an effective royalty rate. A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company will perform a re-forecast of C200 System unit shipments, to determine if an adjustment to the effective royalty rate is necessary. Accordingly, if the Company’s future projections change, its effective royalty rates would change, which could affect the

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount and timing of royalty expense the Company recognizes. If impairment exists, then the prepaid royalty asset could be written down to fair value. Prepaid royalties are classified as current assets to the extent that such amounts will be recognized in the Company’s consolidated statements of operations within the next twelve months. The current and long-term portions of prepaid royalties, included in other current assets and other assets, respectively, consisted of (in thousands):

	March 31,	March 31,
	2022	2021
Other current assets	$124	$124
Other assets	2,506	2,613
Royalty-related assets	$2,630	$2,737

15. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2022 and events which occurred subsequently but were not recognized in the financial statements. Except as described below, there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

During the first quarter of Fiscal 2023, the Company has entered into several rental agreements, to rent used microturbine equipment from customers where that equipment was not currently in use.  The Company is then renting this equipment to end users as part of its Energy as a Service business. These agreements total approximately 11.8 MW of microturbines, have an average term of 36 months, and have a total commitment value of approximately $9.5 million.

On July 13, 2022 we entered into the Second Amendment to the A&R Note Purchase Agreement with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to raise at least $10 million through a sale of our common stock by September 14, 2022 and refinance the Notes by October 1, 2022.

Exhibit Index

Exhibit Number	Description
3.1	Conformed Copy of Second Amended and Restated Certificate of Incorporation of Capstone Turbine Corporation, as amended through April 22, 2021(a)
3.2	Conformed Copy of Fifth Amended and Restated Bylaws of Capstone Green Energy Corporation effective as of April 22, 2021, as amended through August 26, 2021(b)
3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Capstone Turbine Corporation, dated May 9, 2016(d)
3.4	Certificate of Designations of Series B Junior Participating Preferred Stock of Capstone Turbine Corporation(d)
4.1	Specimen stock certificate(e)
4.2	NOL Rights Agreement, dated May 6, 2019, between Capstone Turbine Corporation and Broadridge Financial Solutions, Inc. successor-in-interest to Computershare Inc.(f)
4.3	Form of Series A Warrant issued to investors in the April 2016 public offering(g)
4.4	Form of Pre-Funded Series B Warrant issued to investors in the April 2016 public offering(g)
4.5	Form of Series A Warrant issued to investors in the October 2016 public offering(h)
4.6	Form of Pre-Funded Series B Warrant issued to investors in the October 2016 public offering(h)
4.7	Purchase Warrant for Common Shares issued in favor of Goldman Sachs & Co. LLC, dated February 4, 2019 (i)
4.8	Form of Prefunded Series C Warrant issued to investors in the September 2019 public offering (j)
4.9	Form of Series D Warrant issued to investors in the September 2019 public offering (j)
4.10	Amendment No. 1 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (a successor in interest to Goldman Sachs & Co. LLC), dated December 9, 2019 (k)
4.11	Note between Western Alliance Bank and Capstone Turbine Corporation, effective as of April 24, 2020 (l)
4.12

Amended and Restated Note Purchase Agreement dated October 1, 2020 by and among Capstone Turbine Corporation, certain subsidiaries of the company and Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.) (gg)

4.13

First Amendment to the Amended and Restated Note Purchase Agreement, dated as of May 13, 2021, by and among Capstone Green Energy Corporation, certain subsidiaries of the Company and Goldman Sachs Specialty Lending Group, L.P. (hh)

4.14	Amendment No. 2 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated June 16, 2020 (n)
4.15

Amendment No. 3 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as success in interest to Goldman Sachs & Co. LLC), dated October 1, 2020 and Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated October 1, 2020 (gg)

4.16

Second Amendment to the Amended and Restated Note Purchase Agreement dated as of July 13, 2022, by and among Capstone Green Energy Corporation, certain subsidiaries of the Company, the purchaser party thereto and Goldman Sachs Specialty Lending Group, L.P.

4.17	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended (kk)
10.1

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(o)

Exhibit Number		Description
10.2		Fourth Amendment to Lease, dated June 7, 2017, between Capstone Turbine Corporation and Prologis, L.P., for leased premises at 16640 Stagg Street, Van Nuys, California(p)
10.3	*	Capstone Turbine Corporation 2017 Equity Incentive Plan effective August 30, 2017(q)
10.4	*	Capstone Turbine Corporation Employee Stock Purchase Plan effective August 30, 2017(r)
10.5	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(s)
10.6		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(t)
10.7		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017(u)
10.8		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017(u)
10.9		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (v)
10.10	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(w)
10.11	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(x)
10.12	*	Form of Inducement Stock Option Agreement(y)
10.13	*	Form of Inducement Restricted Stock Unit Agreement(y)
10.14	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(z)
10.15	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(aa)
10.16	*	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(aa)
10.17		Form of Securities Purchase Agreement used in the September 2019 offering (j)
10.18		At the Market Offering Agreement, dated June 7, 2018, between Capstone and H.C. Wainwright & Co., LLC (bb)
10.19		Second Amendment to the Development and License Agreement, dated July 25, 2018, between Capstone Turbine Corporation and Carrier Corporation (cc)
10.20	*	Capstone Turbine Corporation 2017 Equity Incentive Plan, as amended (dd)
10.21	*	Form of Change in Control Agreement (ee)
10.22	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Four Year Vesting Schedule (kk)
10.23	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Three Year Vesting Schedule (kk)
10.24	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Two Year Vesting Schedule (kk)
10.25	*	Form of Performance Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan (kk)
10.26		Amendment, dated July 15, 2020, to At The Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (ii)
10.27		Amendment, dated March 19, 2021, to At the Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (jj)

Exhibit Number	Description
10.28	Consulting Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 22, 2022
10.29	National Account Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 20, 2022
10.30	Installation Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions Corporation
14.1	Code of Business Conduct(ff)
14.2	Code of Ethics for Senior Financial Officers and Chief Executive Officer (ff)
21	Subsidiary List
23	Consent of Marcum LLP
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 21, 2019 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed September 1, 2017 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 9, 2016 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2019 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).
(h)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957).

(i)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2019 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 4, 2019 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on December 9, 2019 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 29, 2020 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 22, 2021 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 17, 2020 (File No. 001-15957).
(o)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).
(p)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2017 (File No. 001-15957).
(q)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957).
(r)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957).
(s)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(t)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(u)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 13, 2017 (File No. 001-15957).
(v)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K, filed on June 7, 2018 (File No. 001-15957)
(w)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).
(x)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).
(y)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).
(z)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).
(aa)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).

(bb)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957).
(cc)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 26, 2018 (File No. 001-15957).
(dd)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed July 13, 2018 (File No. 001-15957).
(ee)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957).
(ff)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).
(gg)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on October 5, 2020 (File No. 001-15957).
(hh)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on May 14, 2021 (File No. 001-15957).
(ii)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on July 15, 2020 (File No. 001-15957).
(jj)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-15957).
(kk)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE GREEN ENERGY CORPORATION

Date: July 13, 2022	By:	/s/ Frederick S. Hencken III
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

Signature	Title	Date

/s/ Darren R. Jamison	President, Chief Executive Officer and Director (Principal Executive Officer)	July 13, 2022
Darren R. Jamison

/s/ Frederick S. Hencken III	Chief Financial Officer (Principal Financial Officer)	July 13, 2022
Frederick S. Hencken III

/s/ Robert C. Flexon	Chair of the Board of Directors	July 13, 2022
Robert C. Flexon

/s/ Yon Y. Jorden	Director	July 13, 2022
Yon Y. Jorden

/s/ Robert F. Powelson	Director	July 13, 2022
Robert F. Powelson

/s/ Denise Wilson	Director	July 13, 2022
Denise Wilson

/s/ PING FU	Director	July 13, 2022
Ping Fu