Form 10-Q
period 2022-06-30
Capstone Green Energy Corp
filed 2022-08-11
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2022 was 15,320,673.

CAPSTONE GREEN ENERGY CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2022	2022
Assets
Current Assets:
Cash and cash equivalents	$16,914	$22,559
Accounts receivable, net of allowances of $850 at June 30, 2022 and $845 at March 31, 2022	24,168	24,665
Inventories, net	18,608	18,465
Prepaid expenses and other current assets	6,468	5,519
Total current assets	66,158	71,208
Property, plant, equipment and rental assets, net	21,694	18,038
Non-current portion of accounts receivable	1,056	1,212
Non-current portion of inventories	2,013	1,680
Other assets	8,933	8,635
Total assets	$99,854	$100,773
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,238	$25,130
Accrued salaries and wages	1,360	1,147
Accrued warranty reserve	1,527	1,483
Deferred revenue	9,694	9,185
Current portion of notes payable and lease obligations	1,930	675
Total current liabilities	36,749	37,620
Deferred revenue - non-current	934	981
Term note payable, net	50,957	50,949
Long-term portion of notes payable and lease obligations	7,627	5,809
Total liabilities	96,267	95,359
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 15,431,602 shares issued and 15,320,673 shares outstanding at June 30, 2022; 15,398,368 shares issued and 15,296,735 shares outstanding at March 31, 2022	15	15
Additional paid-in capital	947,237	946,969
Accumulated deficit	(941,541)	(939,482)
Treasury stock, at cost; 110,929 shares at June 30, 2022 and 101,633 shares at March 31, 2022	(2,124)	(2,088)
Total stockholders’ equity	3,587	5,414
Total liabilities and stockholders' equity	$99,854	$100,773

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2022	2021
Revenue:
Product and accessories	$9,167	$8,389
Parts, service and rentals	9,485	7,693
Total revenue	18,652	16,082
Cost of goods sold:
Product and accessories	8,891	8,992
Parts, service and rentals	5,055	4,442
Total cost of goods sold	13,946	13,434
Gross margin	4,706	2,648
Operating expenses:
Research and development	490	883
Selling, general and administrative	4,919	5,324
Total operating expenses	5,409	6,207
Loss from operations	(703)	(3,559)
Other income	2	665
Interest income	6	5
Interest expense	(1,362)	(1,235)
Gain (loss) on debt extinguishment	—	1,950
Loss before provision for income taxes	(2,057)	(2,174)
Provision for income taxes	2	8
Net loss	(2,059)	(2,182)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.13)	$(0.16)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	15,318	13,226

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2022	15,398,368	$15	$946,969	$(939,482)	101,633	$(2,088)	$5,414
Purchase of treasury stock	—	—	—	—	9,296	(36)	(36)
Vested restricted stock awards	33,234	—	36	—	—	—	36
Stock-based compensation	—	—	232	—	—	—	232
Net loss	—	—	—	(2,059)	—	—	(2,059)
Balance, June 30, 2022	15,431,602	$15	$947,237	$(941,541)	110,929	$(2,124)	$3,587

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2021	12,898,144	$13	$934,381	$(919,271)	73,954	$(1,949)	$13,174
Purchase of treasury stock	—	—	—	—	3,353	(29)	(29)
Vested restricted stock awards	19,096	—	29	—	—	—	29
Stock-based compensation	—	—	305	—	—	—	305
Issuance of common stock, net of issuance costs	2,289,651	2	11,203	—	—	—	11,205
Net loss	—	—	—	(2,182)			(2,182)
Balance, June 30, 2021	15,206,891	$15	$945,918	$(921,453)	77,307	$(1,978)	$22,502

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,059)	$(2,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	661	386
Amortization of financing costs and discounts	43	9
Amortization of right-of-use assets	151	93
Loss (gain) on debt extinguishment	—	(1,950)
Inventory provision	270	276
Provision for warranty expenses	174	44
Stock-based compensation	232	305
Changes in operating assets and liabilities:
Accounts receivable	653	(3,278)
Inventories	(746)	(3,341)
Prepaid expenses, other current assets and other assets	(253)	(107)
Accounts payable and accrued expenses	(3,112)	2,324
Accrued salaries and wages and long term liabilities	212	(325)
Accrued warranty reserve	(130)	(1,990)
Deferred revenue	462	(405)
Net cash used in operating activities	(3,442)	(10,141)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(1,887)	(1,200)
Net cash used in investing activities	(1,887)	(1,200)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(316)	(106)
Cash used in employee stock-based transactions	(36)	(29)
Net proceeds from issuance of common stock and warrants	36	11,159
Net cash (used in) provided by financing activities	(316)	11,024
Net (decrease) increase in Cash and Cash Equivalents	(5,645)	(317)
Cash and Cash Equivalents, Beginning of Period	22,559	49,533
Cash and Cash Equivalents, End of Period	$16,914	$49,216
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,253	$1,324
Income taxes	$8	$15
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable and notes payable	$2,430	$191
Renewal of insurance contracts financed by notes payable	$665	$567
Issuance of common stock for services to be received	$—	$75
Right-of-use assets obtained in exchange for lease obligations	$512	$—

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Green Energy Corporation (“Capstone”, or the “Company”) is a provider of customized microgrid solutions, on site resilient green Energy as a Service (Eaas) solutions, and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. In April 2021, the Company added additional products to its portfolio and shifted its focus to four key business lines. The Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems, which offer scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through the Energy as a Service business line, the Company offers rental solutions utilizing its microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. The Company’s two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. The Energy Storage Products business line is driven by the design and installation of microgrid storage systems creating customized solutions using a combination of battery technologies and monitoring software. Through the Company’s Hydrogen Energy Solutions business line, it offers customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are new offerings, Energy Storage Products and Hydrogen Energy Solutions revenue has been immaterial to date. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

2.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at March 31, 2022 was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the Fiscal year ended March 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Fiscal Year 2022 filed with the SEC on July 13, 2022. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Significant Accounting Policies  There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2022 filed with the SEC on July 13, 2022, that have had a material impact on the Company's condensed consolidated financial statements and related notes.

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these condensed consolidated financial statements for the three months ended June 30, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due over the next twelve months from the date of issuance of the Company’s first quarter of Fiscal 2023 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact of the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, the Russian invasion of Ukraine, and ongoing global geopolitical tensions. The Company incurred a net loss of $2.1 million and used net cash in operating activities of $3.4 million for the three months ended June 30, 2022. Cash used for working capital requirements for the quarter was primarily for increased accounts payable payments to vendors during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. As of June 30, 2022, the Company had cash and cash equivalents of $16.9 million, outstanding debt of $51.0 million at fair value (see Note 10 – Term Note Payable for further discussion of the outstanding debt), and inventory purchase commitments of approximately $48.8 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories and consequently may extend beyond 2023.

Management evaluated these conditions in relation to the Company’s ability to meet its obligations as they become due. The Company’s ability to continue current operations and to execute on management’s plan is dependent on the Company’s ability to generate cash flows from operations. Management believes that the Company will continue to make progress on its path to profitability through a cost reduction plan implemented in March 2022, expanding the EaaS revenue streams, as well as price increases on its Factory Protection Plan and certain product offerings. In March 2022, the Company implemented an expense reduction plan and announced its efforts to reduce operating costs and modify its operating model to better match its expanding EaaS business. In order to implement the expense reduction plan, the Company undertook a holistic review of its operations, taking the growing EaaS business into account. Beginning on February 28, 2022, the Company furloughed 17 employees for a period of 120 days, eliminated the position of Chief Revenue Officer, effective April 15, 2022, instituted 15% temporary pay cuts for approximately 36 employees and 25% temporary pay cuts for members of the Company’s senior leadership team, among other actions. The Company believes that the implementation of the expense reduction plan will help better align the Company’s current cost structure to support its higher margin EaaS revenues.

In February 2022, the Company announced that it reached its goal of having 21.1 MW of rental units in its fleet and under contract. The EaaS rental unit timeline includes a delay between the time of manufacture and the time revenue from that unit is realized. The microturbine rental unit is built, allocated by a signed rental contract, and then commissioned at the customer site, at which point it begins to generate revenue. Management expects to have all rental units contracted, commissioned, and generating revenue by the Company’s second quarter of Fiscal 2023. Management expect rental revenue to more than double in Fiscal 2023 from the $2.8 million of rental revenue in Fiscal 2022. Additionally in March 2022, the Company announced that its increased the Distributor Support System, or DSS, program fee to 5% of prior calendar year revenue, from 3%, to support the expanding EaaS business.

To help offset inflation and the rising cost of components, as well as improve our profitability, the Company implemented price increases on our Factory Protection Plan contracts effective April 1, 2022, and implemented price increases on certain of the Company’s product offerings including the C65 and C1000 products, effective May 1, 2022.

The Company may seek to raise funds by selling additional securities (through the at-the-market offering program or otherwise) to the public or to selected investors or by obtaining additional debt financing. Pursuant to the A&R NPA Second Amendment (as defined below), the Company is required to use its commercially reasonable best efforts to raise at least $10 million through a sale of common stock by September 14, 2022. There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of the Company’s common stock.

Based on the current operating plan, management anticipates that, given current working capital levels and current financial projections, including the cost reduction plan, expanding EaaS business, and price increases, the Company will be able to meet its financial obligations as they become due over the next twelve months from the date of issuance of the Company’s first quarter of Fiscal 2023 interim condensed consolidated financial statements.

Paycheck Protection Program and COVID-19

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

Despite the introduction of COVID-19 vaccines and improvements in the global economy as a whole during Fiscal 2022, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Omicron variant. The Company will continue to assess its operations, considering the guidance of local governments and global health organizations.

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

Management considers the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed were assessed and determined by management to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and/or results of operations.

4.  Customer Concentrations and Accounts Receivable

Cal Microturbine and E-Finity Distributed Generation, LLC (“E-Finity”), two of the Company’s domestic distributors, accounted for 24% and 11% of revenue for the three months ended June 30, 2022, respectively. Horizon Power Systems (“Horizon”) and E-Finity, two of the Company’s domestic distributors, accounted for 11% and 10% of revenue for the three months ended June 30, 2021, respectively.

Additionally, E-Finity and Cal Microturbine accounted for 16% and 11% of net accounts receivable as of June 30, 2022. E-Finity accounted for 28% of net accounts receivable as of March 31, 2022. The Company had no bad debt expense during the three months ended June 30, 2022 and 2021.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	June 30,	March 31,
	2022	2022
Raw materials	$22,624	$20,071
Work in process	—	—
Finished goods	—	1,935
Total	22,624	22,006
Less: inventory reserve	(2,003)	(1,861)
Less: non-current portion	(2,013)	(1,680)
Total inventory, net-current portion	$18,608	$18,465

The non-current portion of inventories represent the portion of inventories in excess of amounts expected to be sold or used in the next twelve months and primarily comprise of repair parts for older generation products still in operation but not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2022 is 1.2 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2022 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$766
25 to 36 months	1,247
Total	$2,013

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	June 30,	March 31,
	2022	2022
Machinery, equipment, automobiles and furniture	$16,156	$15,945
Leasehold improvements	8,868	8,848
Molds and tooling	3,499	3,469
Rental assets	21,135	17,079
	49,658	45,341
Less: accumulated depreciation	(27,964)	(27,303)
Total property, plant, equipment and rental assets, net	$21,694	$18,038

During the three months ended June 30, 2022, the Company deployed an additional 4.5 megawatts (“MWs”) of microturbine systems with a book value of approximately $4.1 million under its long-term rental program, bringing the total rental fleet to 25.6 MWs.

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.7 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively.

7. Stock-Based Compensation

The following table summarizes, by condensed consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Cost of goods sold	$3	$27
Research and development	25	17
Selling, general and administrative	204	261
Stock-based compensation expense	$232	$305

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

As of June 30, 2022, there were 709,995 shares available for future grants under the 2017 Plan.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the three months ended June 30, 2022:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2022	591,805	$5.66
Granted	200,889	2.44
Vested and issued	(33,234)	8.58
Forfeited	(96,176)	4.86
Non-vested restricted stock units outstanding at June 30, 2022	663,284	4.65
Restricted stock units expected to vest beyond June 30, 2022	663,284	$4.65

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended June 30,
	2022	2021
Restricted stock compensation expense (in thousands)	$232	$305
Aggregate fair value of restricted stock units vested and issued (in thousands)	$129	$160
Weighted average grant date fair value of restricted stock units granted during the period	$2.44	$6.35

As of June 30, 2022, there was approximately $2.0 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.1 years.

The Company’s PRSU activity is included in the above restricted stock units tables. The PRSU program has a three-year performance measurement period. The performance measurement occurs in the third year (for a three-year grant) following the grant date. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. The overall performance at the end of the three-year period will be defined as the average of the yearly goals to determine payout. Overall performance and payout at the end of the three-year period will be defined as the average of the three annual goals performance versus that years actual. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During the first quarter of Fiscal 2023, the Company granted 72,412 PRSUs with a three-year performance measurement and the criteria measured by the Company’s aftermarket sales absorption. There were no PRSUs granted during the first quarter of Fiscal 2022. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighing for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weighs performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the first quarter of Fiscal 2023 was $3.80. Based on the Company’s assessment as of June 30, 2022, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during the three months ended June 30, 2022 and 2021. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

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

On April 7, 2022, the Board approved an extension of the NOL Rights Agreement from May 6, 2022 to May 6, 2025, subject to obtaining stockholder approval of such extension. The Company intends to seek that approval at the 2022 annual meeting of stockholders on September 12, 2022.

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

Warrants

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. As of June 30, 2022, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of June 30, 2022, there were 75,000 Series D warrants outstanding.

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

On February 17, 2021 and April 1, 2021, the Company issued 105,933 and 9,541 shares of the Company’s Common Stock, under a sponsorship agreement and an investor relations consulting agreement, respectively to vendors. The prepaid marketing cost amortization associated with the Common Stock issued were $0.5 million during the three months ended June 30, 2021 and were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. As of June 30, 2022, there are no amounts remaining in prepaid marketing cost, prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets related to the value of shares issued under the sponsorship agreement and investor relations consulting agreement.

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of June 30, 2022 includes the Three-Year Term Note as discussed in Note 10 – Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	June 30, 2022		March 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,957	$51,000	$50,949	$51,000
PPP loan	—	—	—	—
Total	$50,957	$51,000	$50,949	$51,000

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

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, certain of its subsidiaries as guarantors, the Collateral Agent and various purchasers party thereto. Under the A&R Note Purchase Agreement, the Company issued an additional $20 million in Notes, increasing total borrowings to $50.0 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, October 1, 2023. As of June 30, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles.

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

On May 13, 2021, the Company and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the A&R Note Purchase Agreement.  The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9.0 million to $12.2 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, the Company was not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, the Company was in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 the Company entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that the Company use its commercially reasonable best efforts to raise at least $10 million through a sale of its common stock by September 14, 2022 and refinance the Notes by October 1, 2022.

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $9,000 for the three months ended June 30, 2022, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the Notes payable during the three months ended June 30, 2022 and 2021 was $1.4 million and $1.2 million, and includes $9,000 in amortization of debt issuance costs in both periods.

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

11. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve during the three months ended June 30, 2022 are as follows (in thousands):

Balance, beginning of the period	$1,483
Standard warranty provision	174
Deductions for warranty claims	(130)
Balance, end of the period	$1,527

During the fourth quarter of Fiscal 2021, the Company recorded a specific $4.9 million accrual related to a reliability repair program to account for the replacement of remaining high risk failure parts in some of the Company’s fielded units due to a supplier defect. As of June 30, 2022, the accrual related to this reliability repair program was zero as the Company has determined it replaced a sufficient quantity of high risk failure parts in its fielded units under this reliability repair program and that it should be terminated.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended June 30,
	2022	2021
Microturbine Products	$8,965	$8,312
Accessories	202	77
Total Product and Accessories	9,167	8,389
Parts and Service	9,485	7,693
Total Revenue	$18,652	$16,082

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended June 30,
	2022	2021
United States	$11,676	$7,343
Mexico	610	441
All other North America	631	39
Total North America	12,917	7,823
Russia	340	1,257
All other Europe	3,635	2,785
Total Europe	3,975	4,042
Asia	471	364
Australia	714	1,411
All other	575	2,442
Total Revenue	$18,652	$16,082

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

As of June 30, 2022, the balance of deferred revenue was approximately $10.6 million compared to $10.2 million as of March 31, 2022. The overall increase of $0.4 million was due to increases in deferred revenue attributable to FPP contracts. As of June 30, 2022, deferred revenue consisted of the following (in thousands):

FPP Balance, beginning of the period	$4,544
FPP Billings	5,316
FPP Revenue recognized	(4,812)
Balance attributed to FPP contracts	5,048
DSS Program	1,993
Deposits	3,587
Deferred revenue balance, end of the period	$10,628

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. As of June 30, 2022, approximately $5.0 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $4.1 million of these remaining performance obligations over the next 12 months and the balance of $0.9 million will be recognized thereafter.

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

As of June 30, 2022, the FPP backlog was approximately $79.7 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2043.

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

	June 30,	March 31,
	2022	2022
Other current assets	$124	$124
Other assets	2,475	2,506
Royalty-related assets	$2,599	$2,630

14.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2022, the Company had firm commitments to purchase inventories of approximately $48.8 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 15 – Leases.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2022, no significant inventories of this nature were held at distributors.

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. A trial date in the matter has been set for December 12, 2022. Discovery is ongoing. The Company has not recorded any liability as of June 30, 2022 as the matter is too early to estimate.

15. Leases

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

During the first quarter of Fiscal 2023, the Company has entered into several rental agreements, to rent used microturbine equipment from customers where that equipment was not currently in use.  The Company is then renting this equipment to end users as part of its Energy as a Service business. These agreements totaling approximately 11.8 MW of microturbines, have an average term of 36 months, and have a total commitment value of approximately $9.5 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease cost	$365	$252

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	June 30, 2022	March 31, 2022
Operating lease right-of-use assets	$6,321	$5,959
Total operating lease right-of-use assets	$6,321	$5,959

Operating lease liability, current	$764	$586
Operating lease liability, non-current	5,774	5,619
Total operating lease liabilities	$6,538	$6,205

Weighted average remaining lease life	7.77 years	8.35 years

Weighted average discount rate	12.00%	12.00%

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$393	$273
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$512	$—

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2023 (remainder of fiscal year)	$1,128
2024	1,529
2025	1,453
2026	1,243
2027	1,279
Thereafter	3,358
Total lease payments	$9,990
Less: imputed interest	(3,452)
Present value of operating lease liabilities	$6,538

16. Net Loss Per Common Share

Basic loss per common share is computed using the weighted-average number of Common Shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments anti-dilutive. Outstanding stock options and restricted stock units at June 30, 2022 and 2021 totaled 0.7 million and 0.6 million, respectively. As of June 30, 2022 and 2021, the number of warrants excluded from diluted net loss per common share computations was approximately 0.8 million and 1.0 million, respectively.

17.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of June 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. Except as described below, there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On July 13, 2022 the Company entered into the Second Amendment to the A&R Note Purchase Agreement with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to raise at least $10 million through a sale of our common stock by September 14, 2022 and refinance the Notes by October 1, 2022.

On August 10, 2022 the Company entered into the Third Amendment to the A&R Note Purchase Agreement with the Purchaser and the Collateral Agent, pursuant to which the Purchaser and the Collateral Agent extended to August 31, 2022 the date by which the Company is obligated to enter into an engagement agreement with an investment banking professional services firm in connection with a repayment of all of the Obligations under the Notes.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	the ongoing effects of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, and the fact that many of the other factors discussed below may be amplified by the COVID-19 pandemic and the restrictions that have been instituted as a result of the pandemic;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the development of the market for and customer uses of our microturbines, including our Energy as a Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to international trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environment, including the ongoing conflict between Russia and the Ukraine;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	the impact of the recent departure of several key management and other employees;
●	the additional covenants imposed by our most recent amendment to the A&R Note Purchase Agreement with Goldman Sachs;
●	our ability to adequately protect our intellectual property rights;

●	the impact of pending or threatened litigation; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2022.

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

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines. In addition to our existing microturbine products, since September 2020, we have offered additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product (although there was no revenue from sales of additional energy conversion products in the form of Baker Hughes industrial gas turbines for the three months ended June 30, 2022 or 2021). We are currently exploring energy conversion options for the smaller end of the power spectrum. We intend to begin to manufacture modular hybrid energy stations and lithium-ion battery energy storage systems (“BESS”) to be sold either individually or combined as part of a custom microturbine-battery storage solution. We consider our microturbines, Baker Hughes turbines, and hybrid energy stations to be a part of our Energy conversion products business line. We also added a new Energy Storage Products business line in Fiscal 2022 and there has not yet been any revenue from this business line.

Our goals for Fiscal 2023 are to:

●	expand our EaaS business by growing the long-term rental fleet,
●	focus on growing top line revenue through our new Direct Solutions Sales team and growing the DSS subscription program,
●	broaden our diverse energy products and service offerings,
●	increase aftermarket margins and escalate parts availability, and
●	focus on managing working capital and inventory turns.

For the first quarter of Fiscal 2023 our net loss was $2.1 million and our basic and diluted net loss per share was $0.13, compared to $2.2 million and $0.16, respectively, for the same period of the previous fiscal year. The $0.1 million decrease in the net loss during the first quarter of Fiscal 2023 compared to the same period the previous year was primarily attributable to increased revenue from microturbine products, higher gross margins from rental revenue, and lower overhead and operating expenses, offset by the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022.

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

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to our success are revenue growth, higher average selling prices, lower direct material costs, positive new order flow, reduced cash usage and expansion of the EaaS business.

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

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended June 30,
	2022	2021
Energy efficiency	39%	45%
Natural resources	35%	27%
Renewable energy	26%	28%

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbine, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment. There was no revenue in the Microgrid market vertical for the three months ended June 30, 2022 and 2021.

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs. We have seen continued development in the critical market segment as it relates to heath care facilities. There was no revenue in the Critical Power Supply market vertical for the three months ended June 30, 2022 and 2021.

Backlog

Net product orders were approximately $8.5 million and $6.7 million for the three months ended June 30, 2022 and 2021, respectively. Ending backlog was approximately $24.8 million at June 30, 2022 compared to $25.3 million at March 31, 2022. The gross book-to-bill ratio was 1.4:1 and 1.0:1 for the three months ended June 30, 2022 and 2021, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Our FPP backlog as of June 30, 2022 was approximately $79.7 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2043. Our FPP backlog as of March 31, 2022 was approximately $79.1 million, which represents the value of the contractual agreement for FPP services that then had not been earned and extends through Fiscal 2042. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in the first quarter of Fiscal 2023 was approximately 38% of total revenue.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2022 and continue to include the following areas:

●	Revenue recognition;
●	Inventory write-downs and classification of inventories;
●	Estimates of warranty obligations;
●	Accounts receivable allowances;
●	Deferred tax assets and valuation allowance;
●	Impairment of long-lived assets, including intangible assets with finite lives; and
●	Stock-based compensation expense.

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended June 30,
	2022	2021
United States and Canada	$12.3	$7.4
Europe and Russia	4.0	4.0
Latin America	1.0	2.4
Asia and Australia	1.2	1.8
Middle East and Africa	0.2	0.5
Total	$18.7	$16.1

Revenue for the three months ended June 30, 2022 increased $2.6 million to $18.7 million from $16.1 million for the three months ended June 30, 2021. The $2.6 million increase was primarily driven by a $4.9 million increase in the United States and Canada, offset by decreases of $1.4 million in the Latin America, $0.6 million in the Asia and Australia and $0.3 million in the Middle East and Africa. The increase in the United States and Canada was primarily attributable to an increase in our EaaS long-term rental services and product shipments into the natural resources vertical markets compared to the same period last year. The decrease in Latin America, Asia and Australia, and Middle East and Africa was primarily due to decreases in product shipments into the energy efficiency and renewable energy vertical markets compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2022			2021
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$9.0	8.7	52	$8.3	7.4	48
Accessories	0.2			0.1
Total Product and Accessories	9.2			8.4

Parts, Service and Rentals	9.5			7.7
Total	$18.7			$16.1

For the three months ended June 30, 2022, revenue from microturbine products and accessories increased $0.8 million, or 10%, to $9.2 million from $8.4 million for the three months ended June 30, 2021. The $0.8 million increase was primarily driven by an increase in megawatts and units shipped during the three months ended June 30, 2022 compared to the same period last year. Megawatts shipped were 8.7 megawatts and 7.4 megawatts during the three months ended June 30, 2022 and 2021, respectively. Average revenue per megawatt shipped was approximately $1.0 million and $1.1 million during the three months ended June 30, 2022 and 2021, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our Energy as a Service business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $1.8 million, or 23%, to $9.5 million for three months ended June 30, 2022 from $7.7 million for the three months ended June 30, 2021. The $1.8 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan during the three months ended June 30, 2022 compared to the same period last year.

Sales to Cal Microturbine and E-Finity accounted for 24% and 11% of our revenue for the three months ended June 30, 2022, respectively. Sales to Horizon Power Systems and E-Finity accounted for 11% and 10% of our revenue for the three months ended June 30, 2021, respectively.

Gross Margin Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was $4.7 million, or 25% of revenue, for the three months ended June 30, 2022 compared to a gross margin of $2.6 million, or 17% of revenue, for the three months ended June 30, 2021. The increase of $2.1 million was primarily a result of $2.3 million higher direct material costs margin, partially offset by an increase in our production and service center labor and overhead expense of $0.1 million and higher warranty expense of $0.1 million.

Direct material costs margin, calculated as total revenue less our direct material costs, increased $2.3 million during the first quarter of Fiscal 2023 compared to the first quarter of Fiscal 2022 primarily because of higher service margin from rental revenue.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.1 million reflects warranty accommodations and timing of warranty claims in the current period. During the three months ended June 30, 2021, we shipped approximately $2.0 million of parts to replace high risk failure parts in some of our fielded units due to a previously identified supplier defect and recorded it against the $4.9 million reserve established during the three months ended March 31, 2021.

Production and service center labor and overhead expense increased by $0.1 million primarily because of increases of approximately $0.7 million in facilities costs, offset by decreases of $0.3 million in labor costs and $0.3 million in allocated costs for shared-services facilities expense, primarily as a result of lower costs from actions taken in our cost reduction plan in the three months ended June 30, 2022.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended June 30,
	2022	2021
Gross Margin
Product and accessories	$0.3	$(0.6)
As a percentage of product and accessories revenue	3%	(7)%

Parts, service and rentals	$4.4	$3.2
As a percentage of parts, service and rentals revenue	47%	42%

Total Gross Margin	$4.7	$2.6
As a percentage of total revenue	25%	17%

The increase in product and accessories gross margin was primarily the result of lower overhead costs in the three months ended June 30, 2022 due to cost savings from our cost reduction plan.

Product and accessories gross margin as a percentage of product and accessories revenue increased to 3% during the three months ended June 30, 2022, from (7)% during the three months ended June 30, 2021, primarily driven by product price increases and lower overhead costs in the three months ended June 30, 2022. Parts, service and rentals gross margin as a percentage of parts and service revenue increased to 47% during the three months ended June 30, 2022, compared to 42% during the three months ended June 30, 2021 primarily as a result of lower overhead costs and higher margin rental revenue in the three months ended June 30, 2022.

Research and Development (“R&D”) Expenses decreased $0.4 million, or 44%, to $0.5 million from $0.9 million as a result of lower costs from actions taken in our cost reduction plan in the three months ended June 30, 2022.

Selling, General, and Administrative (“SG&A”) Expenses decreased $0.4 million, or 8%, to $4.9 million from $5.3 million primarily as a result of lower costs from actions taken in our cost reduction plan in the three months ended June 30, 2022.

Interest Expense for the three months ended June 30, 2022 and 2021 was $1.4 million and $1.2 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Gain on Extinguishment of Debt of approximately $1.9 million during the three months ended June 30, 2021 was the result of the forgiveness of the PPP Loan. See Note 10 – Term Note Payable.

Other Income for the three months ended June 30, 2021 includes the payment to the Company of $0.6 million of PPP Loan proceeds previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. See Note 10 – Term Note Payable.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. Our cash and cash equivalents balances decreased $5.6 million during the three months ended June 30, 2022, primarily due to higher accounts payable payments to vendors and an increase in inventory to support our revenue growth, partially offset by improved collections of accounts receivable. Cash used in investing activities was primarily to continue the expansion of the rental fleet, which was partially offset by cash used in financing activities related to the repayment of our debt.

Operating Activities During the three months ended June 30, 2022, we used $3.4 million in cash in our operating activities, which consisted of a net loss for the period of $2.1 million, cash used for working capital of $2.8 million, partially offset by non-cash adjustments (primarily depreciation and amortization, inventory provision, warranty provision and stock based compensation) of $1.5 million. During the three months ended June 30, 2021, we used $10.1 million in cash in our operating activities, which consisted of a net loss for the period of $2.2 million, cash used for working capital of $7.1 million and non-cash adjustments (primarily gain on extinguishment of debt, depreciation and amortization, inventory provision, warranty provision and stock based compensation) of $0.8 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended June 30,
	2022	2021
Net loss	$(2,059)	$(2,182)
Non-cash operating activities(1)	1,531	(837)
Changes in operating assets and liabilities:
Accounts receivable	653	(3,278)
Inventories	(746)	(3,341)
Accounts payable and accrued expenses	(3,112)	2,324
Prepaid expenses, other current assets and other assets	(253)	(107)
Other changes in operating assets and liabilities	544	(2,720)
Net cash provided by (used) in operating activities	$(3,442)	$(10,141)
(1)	Represents change in gain on extinguishment of debt, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the three months ended June 30, 2022, compared to the same period the previous year was primarily driven by the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022. The change in accounts receivable was primarily the result of improved collections during the three months ended June 30, 2022 compared to the same period in the previous fiscal year. The change in inventory was primarily the result of less inventory purchases during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The change in accounts payable and accrued expenses was primarily due to higher accounts payable payments to vendors during the three months ended June 30, 2022 compared to the same period the previous fiscal year. The change in other operating assets and liabilities during the three months ended June 30, 2022 compared to the same period in the previous fiscal year, was primarily the result of increase in our deferred revenue.

Investing Activities Net cash used in investing activities of $1.9 million and $1.2 million during the three months ended June 30, 2022 and 2021, respectively, was primarily related to the additions to our rental fleet of approximately $1.8 million and $1.2 million, respectively.

Financing Activities During the three months ended June 30, 2022, we used cash of approximately $0.3 million in financing activities compared to cash generated during the three months ended June 30, 2021 of approximately $11.0 million. The cash used in financing activities during the three months ended June 30, 2022, were primarily due to the repayment of notes payable and lease obligations. The cash generated from financing activities during the three months ended June 30, 2021, were primarily the result of net proceeds from the June 2021 Common Stock offering and proceeds from the at-the-market offering program described below.

At-the-market offerings

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50 million from the date of the amendment to the Sales Agreement, subject to certain limitations set forth in the amendment. No shares of our Common Stock under the at-the-market offering program were issued during the three months ended June 30, 2022. As of June 30, 2022, approximately $49.3 million remained available for issuance with respect to this ATM Program. However, following the filing of our Annual Report on Form 10-K on July 13, 2022, we are now subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under our registration statement on Form S-3.

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

Warrants

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for shares of our Common Stock (the “Warrant”) pursuant to which the Holder may purchase shares of our Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). Our Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As of June 30, 2022, the Holder may purchase shares of our Common Stock in an aggregate amount of up to 463,067 shares at an exercise price of $2.61 per share.

Goldman “2020 Warrant”

On October 1, 2020, we entered into an Amendment No. 3 to the Purchase Warrant for shares of our Common Stock (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended that certain Purchase Warrant for shares of our Common Stock originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). As of June 30, 2022, the holder may purchase shares of our Common Stock in an aggregate amount of up to 291,295 shares at an exercise price of $4.76 per share.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants are exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of Common Stock. As of June 30, 2022, there were 75,000 Series D warrants outstanding at an exercise price of $6.12 per share.

There were no stock options exercised during the three months ended June 30, 2022 and 2021. Repurchases of shares of our Common Stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $36,000 and $29,000 of net cash used during the three months ended June 30, 2022 and 2021, respectively.

Three-year Term Note On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020,  pursuant to A&R Note Purchase Agreement, we increased the amount of borrowing under the Notes by $20.0 million to $50.0 million, and all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of March 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 13, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, we were in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 we entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to raise at least $10 million through a sale of our common stock by September 14, 2022 and refinance the Notes by October 1, 2022. As of June 30, 2022, we are in compliance with the other covenants contained in the A&R Note Purchase Agreement, as amended by A&R NPA Second Amendment.

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

In February 2021, the Company applied for forgiveness in full of the original balance of the PPP loan and the loan was forgiven in full on June 30, 2021. The Company received a refund of $660,200 and recorded these amounts within other income on the Company’s Condensed Consolidated Statements of Operations. Management accounted for forgiveness on the PPP Loan in accordance with ASC 470 and recorded a gain on extinguishment of debt on its condensed consolidated financial statements and related footnote disclosures, provided forgiveness be approved by the SBA.

Working Capital and Other Operating Assets and Liabilities  Cash used for working capital was $2.8 million during the three months ended June 30, 2022, a decrease of $4.3 million from the cash used for working capital of $7.1 million during the three months ended June 30, 2021. These decreases in cash used for working capital and other operating assets and liabilities were primarily due to improved collections of accounts receivable, lower inventory purchases and lower warranty claims.  Additionally, the change in accounts payable and accrued expenses was primarily due to increased accounts payable payments to vendors.

Evaluation of Ability to Maintain Current Level of Operations  In connection with the preparation of these condensed consolidated financial statements for the three months ended June 30, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet obligations as they became due over the next twelve months from the date of issuance of our first quarter of Fiscal 2023 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, the continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, the Russian invasion of Ukraine, and ongoing global geopolitical tensions. We incurred a net loss of $2.1 million and used net cash in operating activities of $3.4 million for the three months ended June 30, 2022. Our net loss improved during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily attributable to increased revenue from microturbine products, higher gross margins from rental revenue, and lower overhead and operating expenses, offset by the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022. Cash used for working capital requirements during the quarter were primarily for increases in inventory to grow our long-term rental fleet, as well as increased accounts payable payments to vendors. As of June 30, 2022, we had cash and cash equivalents of $16.9 million and outstanding debt of $51.0 million at fair value (see Note 10 – Term Note Payable in the Notes to the Condensed Consolidated Financial Statements for further discussion of the outstanding debt), and inventory purchase commitments of approximately $48.8 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories and consequently may extend beyond 2023.

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

Our accounts receivable balance, net of allowances, was $24.2 million and $24.7 million as of June 30, 2022 and March 31, 2022, respectively. Days sales outstanding in accounts receivable (“DSO”) decreased by 27 days to 123 days as of June 30, 2022 compared to 150 days as of March 31, 2022, primarily due to an increase in accounts receivable collections as our Distributors saw improved cash flows as the COVID-19 pandemic subsides. In the Energy Efficiency market vertical we sell to end users that have been significantly, economically impacted by the pandemic, such as in the Hospitality and Health Care industries. Additionally, the COVID-19 Pandemic heavily impacted our natural resources market vertical, where we primarily sell to Oil & Gas end users. While oil prices have rebounded above $100 per barrel, we have not seen a corresponding rebound in capital expenditures or spending activity.

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

Based on our current operating plan, management anticipates that, given current working capital levels, current financial projections and funds received under debt agreements as further described in Note 10 of the financial statements, and funds received under offerings of Common Stock as further described in Note 8 of the financial statements, we will be able to meet our financial obligations as they become due over the twelve months from the date of issuance of our first quarter of Fiscal 2023 interim condensed consolidated financial statements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022. The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our success depends in significant part upon the continuing service of management and key employees, and several key management and other employees have recently left Capstone.

In March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations, pay cuts and the elimination of various management positions. We also recently suffered departures of other key personnel, including in accounting/finance and information technology. This has placed additional strain on remaining personnel, and we do not expect to replace all of the departed employees, so the increased burdens on the remaining personnel are expected to continue for the foreseeable future. Accordingly, our recent losses of key employees could adversely impact our business, financial condition and results of operations.

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule. As of the filing of our Annual Report on Form 10-K on July 13, 2022, we are subject to the Baby Shelf Rule. Under the Baby Shelf Rule the amount of funds we can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 pursuant to the Baby Shelf Rule is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Prior to such time as our public float exceeds $75 million, if our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

Item 5.  Other Information

Third Amendment to the A&R Purchase Agreement

On August 10, 2022, we entered into the Third Amendment to the A&R Note Purchase Agreement with the Purchaser and the Collateral Agent, pursuant to which the Purchaser and the Collateral Agent extended to August 31, 2022 the date by which we are obligated to enter into an engagement agreement with an investment banking professional services firm in connection with a repayment of all of the Obligations under the Notes.

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
4.4

Second Amendment to the Amended and Restated Note Purchase Agreement dated as of July 13, 2022, by and among Capstone Green Energy Corporation, certain subsidiaries of the Company, the purchaser party thereto and Goldman Sachs Specialty Lending Group, L.P. (e)

10.1	Consulting Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 22, 2022 (e)
10.2	National Account Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 20, 2022 (e)
10.3	Installation Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions Corporation (e)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
(a)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly report on Form 10-Q, filed on November 10, 2021 (File No. 001-15957)
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly report on Form 10-Q, filed on August 11, 2021 (File No. 001-15957)
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 5, 2020 (File No. 001-15957)
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 14, 2021 (File No. 001-15957)
(e)	Incorporated by reference to Capstone Green Energy Corporation’s Annual report on Form 10-K, filed on July 13, 2022 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY CORPORATION

	By:	/s/ SCOTT W. ROBINSON
Scott W. Robinson
Interim Chief Financial Officer
(Principal Financial Officer)
Date: August 11, 2022