Form 10-Q
period 2022-09-30
Capstone Green Energy Corp
filed 2022-11-14
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of November 14, 2022 was 18,332,553.

CAPSTONE GREEN ENERGY CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2022	2022
Assets
Current Assets:
Cash and cash equivalents	$23,780	$22,559
Accounts receivable, net of allowances of $916 at September 30, 2022 and $845 at March 31, 2022	18,189	24,665
Inventories, net	21,801	18,465
Prepaid expenses and other current assets	7,039	5,519
Total current assets	70,809	71,208
Property, plant, equipment and rental assets, net	25,375	18,038
Non-current portion of accounts receivable	1,109	1,212
Non-current portion of inventories	2,277	1,680
Other assets	11,735	8,635
Total assets	$111,305	$100,773
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$24,344	$25,130
Accrued salaries and wages	1,123	1,147
Accrued warranty reserve	1,662	1,483
Deferred revenue	10,686	9,185
Current portion of notes payable and lease obligations	3,215	675
Total current liabilities	41,030	37,620
Deferred revenue - non-current	915	981
Term note payable, net	50,966	50,949
Long-term portion of notes payable and lease obligations	12,321	5,809
Total liabilities	105,232	95,359
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 18,449,567 shares issued and 18,332,553 shares outstanding at September 30, 2022; 15,398,368 shares issued and 15,296,735 shares outstanding at March 31, 2022	18	15
Additional paid-in capital	954,750	946,969
Accumulated deficit	(946,556)	(939,482)
Treasury stock, at cost; 117,014 shares at September 30, 2022 and 101,633 shares at March 31, 2022	(2,139)	(2,088)
Total stockholders’ equity	6,073	5,414
Total liabilities and stockholders' equity	$111,305	$100,773

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product and accessories	$10,603	$8,465	$19,770	$16,854
Parts, service and rentals	10,172	8,731	19,657	16,424
Total revenue	20,775	17,196	39,427	33,278
Cost of goods sold:
Product and accessories	12,496	8,797	21,387	17,790
Parts, service and rentals	6,103	5,689	11,158	10,130
Total cost of goods sold	18,599	14,486	32,545	27,920
Gross margin	2,176	2,710	6,882	5,358
Operating expenses:
Research and development	603	987	1,093	1,870
Selling, general and administrative	5,107	6,438	10,026	11,762
Total operating expenses	5,710	7,425	11,119	13,632
Loss from operations	(3,534)	(4,715)	(4,237)	(8,274)
Other income	(50)	(5)	(48)	660
Interest income	26	6	32	11
Interest expense	(1,356)	(1,278)	(2,718)	(2,513)
Gain (loss) on debt extinguishment	—	—	—	1,950
Loss before provision for income taxes	(4,914)	(5,992)	(6,971)	(8,166)
Provision for income taxes	4	2	6	10
Net loss	(4,918)	(5,994)	(6,977)	(8,176)
Less: Deemed dividend on purchase warrant for common shares	97	—	97	—
Net loss attributable to common stockholders	$(5,015)	$(5,994)	$(7,074)	$(8,176)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.30)	$(0.40)	$(0.44)	$(0.58)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	16,785	15,167	16,056	14,202

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2022	15,398,368	$15	$946,969	$(939,482)	101,633	$(2,088)	$5,414
Purchase of treasury stock	—	—	—	—	9,296	(36)	(36)
Vested restricted stock awards	33,234	—	36	—	—	—	36
Stock-based compensation	—	—	232	—	—	—	232
Net loss	—	—	—	(2,059)	—	—	(2,059)
Balance, June 30, 2022	15,431,602	15	947,237	(941,541)	110,929	(2,124)	3,587
Purchase of treasury stock	—	—	—	—	6,085	(15)	(15)
Vested restricted stock awards	28,882	—	15	—	—	—	15
Stock-based compensation	—	—	154	—	—	—	154
Stock awards to Board of Directors	54,585	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	2,934,498	3	7,247	—	—	—	7,250
Deemed dividend on purchase warrant for common shares	—	—	97	(97)	—	—	—
Net loss	—	—	—	(4,918)	—	—	(4,918)
Balance, September 30, 2022	18,449,567	$18	$954,750	$(946,556)	117,014	$(2,139)	$6,073

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2021	12,898,144	$13	$934,381	$(919,271)	73,954	$(1,949)	$13,174
Purchase of treasury stock	—	—	—	—	3,353	(29)	(29)
Vested restricted stock awards	19,096	—	29	—	—	—	29
Stock-based compensation	—	—	305	—	—	—	305
Issuance of common stock, net of issuance costs	2,289,651	2	11,203	—	—	—	11,205
Net loss	—	—	—	(2,182)			(2,182)
Balance, June 30, 2021	15,206,891	15	945,918	(921,453)	77,307	(1,978)	22,502
Purchase of treasury stock	—	—	—	—	20,006	(92)	(92)
Vested restricted stock awards	48,313	—	53	—	—	—	53
Stock-based compensation	—	—	333	—	—	—	333
Stock awards to Board of Directors	70,260	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	(26)	—	—	—	(26)
Net loss	—	—	—	(5,994)	—	—	(5,994)
Balance, September 30, 2021	15,325,464	$15	$946,278	$(927,447)	97,313	$(2,070)	$16,776

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(6,977)	$(8,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,493	844
Amortization of financing costs and discounts	51	17
Amortization of right-of-use assets	475	449
Loss (gain) on debt extinguishment	—	(1,950)
Bad debt expense (recovery)	75	—
Inventory provision	420	287
Provision for warranty expenses	364	143
Gain on disposal of equipment	279	—
Stock-based compensation	386	638
Changes in operating assets and liabilities:
Accounts receivable	6,504	(4,767)
Inventories	(4,353)	(6,388)
Prepaid expenses, other current assets and other assets	(874)	1,327
Accounts payable and accrued expenses	(1,667)	4,363
Accrued salaries and wages and long-term liabilities	(23)	(539)
Accrued warranty reserve	(185)	(4,129)
Deferred revenue	1,435	(1,474)
Net cash used in operating activities	(2,597)	(19,355)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(2,564)	(2,623)
Net cash used in investing activities	(2,564)	(2,623)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(868)	(353)
Cash used in employee stock-based transactions	(52)	(121)
Net proceeds from issuance of common stock and warrants	7,302	11,186
Net cash provided by financing activities	6,382	10,712
Net increase (decrease) in Cash and Cash Equivalents	1,221	(11,266)
Cash and Cash Equivalents, Beginning of Period	22,559	49,533
Cash and Cash Equivalents, End of Period	$23,780	$38,267
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,674	$2,567
Income taxes	$13	$17
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable and notes payable	$565	$210
Renewal of insurance contracts financed by notes payable	$665	$567
Issuance of common stock for services to be received	$—	$75
Deemed dividend	$97	$—
Right-of-use assets obtained in exchange for lease obligations	$3,590	$—

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Green Energy Corporation (“Capstone”, or the “Company”) is a provider of customized microgrid solutions, on site resilient green Energy as a Service (EaaS) solutions, and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”)), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. In April 2021, the Company added additional products to its portfolio and shifted its focus to four key business lines. The Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems, which offer scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through the Energy as a Service business line, the Company offers rental solutions utilizing its microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. The Company’s two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. The Energy Storage Products business line is driven by the design and installation of microgrid storage systems creating customized solutions using a combination of battery technologies and monitoring software. Through the Company’s Hydrogen Energy Solutions business line, it offers customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are new offerings, Energy Storage Products and Hydrogen Energy Solutions revenue has been immaterial to date. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

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

Liquidity and Going Concern In connection with the preparation of these condensed consolidated financial statements for the three and six months ended September 30, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. Management assessed that there were such conditions and events, primarily the October 1, 2023 due date for the Goldman Sachs outstanding debt of $51.0 million at fair value (see Note 10 – Term Note Payable for further discussion of the outstanding debt). As of September 30, 2022, the Company had cash and cash equivalents of $23.8 million. While the Company believes internally generated cash will adequately fund operating and investment activities over the next twelve months, there will not be sufficient internally generated cash, nor does the Company expect that it could obtain sufficient financing through underwritten public offerings, at-the-market offerings or other similar methods, to retire the outstanding debt. The Company has engaged Greenhill & Co., LLC (“Greenhill”), a global investment banking firm, to assess financing alternatives related to the Note Payable as well as to raise incremental capital for general corporate purposes. As there is no guarantee that the Company will successfully complete these financing activities, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the financial statements are issued.

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

4.  Customer Concentrations and Accounts Receivable

RSP Systems, Capstone Engineered Solutions, Cal Microturbine, and Horizon Power Systems, four of the Company’s domestic distributors, accounted for 15%, 13%, 12%, and 10% of revenue for the three months ended September 30, 2022, respectively. E-Finity Distributed Generation, LLC (“E-Finity), one of the Company’s domestic distributors, and Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s international distributors, accounted for 23% and 11% of revenue for the three months ended September 30, 2021, respectively. Cal Microturbine accounted for 18% of revenue for the six months ended September 30, 2022. E-Finity and Optimal accounted for 17% and 10% of revenue for the six months ended September 30, 2021, respectively.

Additionally, E-Finity accounted for 11% of net accounts receivable as of September 30, 2022. E-Finity accounted for 28% of net accounts receivable as of March 31, 2022. The Company recorded a net bad debt expense of $0.1 million during the three and six months ended September 30, 2022. The Company recorded a net bad debt expense of zero during three and six months ended September 30, 2021.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	September 30,	March 31,
	2022	2022
Raw materials	$25,452	$20,071
Work in process	696	—
Finished goods	—	1,935
Total	26,148	22,006
Less: inventory reserve	(2,070)	(1,861)
Less: non-current portion	(2,277)	(1,680)
Total inventory, net-current portion	$21,801	$18,465

The non-current portion of inventories represent the portion of inventories in excess of amounts expected to be sold or used in the next twelve months and primarily comprise of repair parts for older generation products still in operation but not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2022 is 1.0 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2022 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$988
25 to 36 months	1,289
Total	$2,277

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	September 30,	March 31,
	2022	2022
Machinery, equipment, automobiles and furniture	$16,479	$15,945
Leasehold improvements	8,868	8,848
Molds and tooling	3,499	3,469
Rental assets	25,314	17,079
	54,160	45,341
Less: accumulated depreciation	(28,785)	(27,303)
Total property, plant, equipment and rental assets, net	$25,375	$18,038

During the six months ended September 30, 2022, the Company deployed an additional 8.8 megawatts (“MWs”) of microturbine systems with a book value of approximately $8.2 million under its long-term rental program, bringing the total rental fleet to 29.9 MWs.

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.8 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense for property, plant, equipment and rental assets was $1.5 million and $0.8 million for the six months ended September 30, 2022 and 2021, respectively.

7. Stock-Based Compensation

The following table summarizes, by condensed consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of goods sold	$13	$30	$16	$57
Research and development	25	18	50	35
Selling, general and administrative	116	285	320	546
Stock-based compensation expense	$154	$333	$386	$638

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2017, the Company’s Board adopted the Capstone Green Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan initially provided for awards of up to 300,000 shares of Common Stock. The 2017 Plan is administered by the Compensation and Human Capital Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment of the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 300,000 shares of Common Stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018. Since this time, the Company’s stockholders have approved amendments to increase the aggregate number of shares authorized for issuance under the 2017 Plan by an additional 2,200,000 shares of Common Stock, including, most recently, on June 7, 2022, the Company’s Board of Directors adopted Amendment No. 6 (the “Plan Amendment”) of the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 600,000 shares of Common Stock. The Plan amendment was approved by the Company’s stockholders at the 2022 annual meeting of stockholders on September 12, 2022.

As of September 30, 2022, there were 1,327,847 shares available for future grants under the 2017 Plan.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the six months ended September 30, 2022:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2022	591,805	$5.66
Granted	298,164	2.48
Vested and issued	(116,701)	5.65
Forfeited	(211,303)	4.51
Non-vested restricted stock units outstanding at September 30, 2022	561,965	4.40
Restricted stock units expected to vest beyond September 30, 2022	561,965	$4.40

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Restricted stock compensation expense (in thousands)	$154	$333	$386	$638
Aggregate fair value of restricted stock units vested and issued (in thousands)	$212	$543	$341	$704
Weighted average grant date fair value of restricted stock units granted during the period	$2.57	$4.53	$2.48	$5.69

As of September 30, 2022, there was approximately $1.6 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 1.9 years.

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

During the six months ended September 30, 2022, the Company granted 72,412 PRSUs with a three-year performance measurement and the criteria measured by the Company’s aftermarket sales absorption. During the six months ended September 30, 2021, the Company granted 35,986 PRSUs with a three-year performance measurement period. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighing for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weighs performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the six months ended September 30, 2022 and 2021, was $3.80 and $8.39, respectively. Based on the Company’s assessment as of September 30, 2022, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during the six months ended September 30, 2022 and 2021. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

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

On April 7, 2022, the Board approved an extension of the NOL Rights Agreement from May 6, 2022 to May 6, 2025. This extension was approved by the stockholders at the 2022 annual meeting of stockholders held on September 12, 2022.

8.  Offerings of Common Stock and Warrants

Common Stock Offerings

On June 17, 2021, the Company entered into an amended and restated underwriting agreement (the “Wainwright Underwriting Agreement”) with H.C. Wainwright & Co., LLC (”Wainwright”) whereby the Company agreed to sell to Wainwright, and Wainwright agreed to purchase, in a firm commitment underwritten public offering 1,904,763 shares (the “Wainwright Shares”) of the Company’s Common Stock, $0.001 par value per share (the “Wainwright Offering”). The offering price to the public in the Offering was $5.25 per share of Common Stock, and the Underwriter agreed to purchase the Wainwright Shares from the Company pursuant to the Wainwright Underwriting Agreement at a price of $4.91 per share, representing an underwriting discount of 6.5%. Pursuant to the Wainwright Underwriting Agreement, the Company also granted Wainwright an option to purchase, for a period of 30 days from the date of the Underwriting Agreement, up to an additional 285,714 shares of Common Stock (the “Option Shares”). On June 21, 2021, Wainwright exercised the option in full.

The Wainwright Offering of the Wainwright Shares was registered pursuant to a shelf registration statement (No. 333-254290) on Form S-3 filed by the Company with the Securities and Exchange Commission on March 22, 2021, and declared effective on April 14, 2021 (the “Registration Statement”), and made pursuant to a prospectus supplement, dated June 17, 2021, and accompanying prospectus that form a part of the Registration Statement relating to the Offering. The Offering closed on June 22, 2021, and the Company received net proceeds of $10.5 million after deducting $1.0 million in underwriting discounts, commissions and offering expenses paid by the Company.

On August 18, 2022, the Company entered into an underwriting agreement (the “Lake Street Underwriting Agreement”) with Lake Street Capital Markets, LLC and Joseph Gunnar and Company, LLC (the “Underwriters”) whereby the Company agreed to sell to the Underwriters, and the Underwriters agreed to purchase, in a firm commitment underwritten public offering 2,934,498 (the “Lake Street Shares”) of the Company’s Common Stock, $0.001 par value per share (the “Lake Street Offering”) and accompanying warrants to purchase up to 2,934,498 shares of common stock.  The offering price to the public in the Offering was $2.75 per share of Common Stock and accompanying warrant, and the Underwriter agreed to purchase the shares and accompanying warrants from the Company pursuant to the Underwriting Agreement at a price of $2.585 per share and accompanying warrant, representing an underwriting discount of 6.0%.

The Lake Street Offering of the Lake Street Shares was registered pursuant to the Registration Statement, and made pursuant to a prospectus supplement, dated August 22, 2022, and accompanying prospectus that form a part of the Registration Statement relating to the Lake Street Offering. The Lake Street Offering closed on August 24, 2022, and the Company received net proceeds of $7.3 million after deducting $0.8 million in underwriting discounts, commissions and offering expenses paid by the Company.

Warrants

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. As of September 30, 2022, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of September 30, 2022, there were 75,000 Series D warrants outstanding.

August 2022 Warrants

On August 24, 2022 the Company issued 2,934,498 of common stock warrants with an exercise price of $2.75 in conjunction with the Lake Street Offering.

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

On February 17, 2021 and April 1, 2021, the Company issued 105,933 and 9,541 shares of the Company’s Common Stock, under a sponsorship agreement and an investor relations consulting agreement, respectively to vendors. The prepaid marketing cost amortization associated with the Common Stock issued were $0.5 million and $1.0 million during the three and six months ended September 30, 2021, respectively, and were included in selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2022, there are no amounts remaining in prepaid marketing cost, prepaid expenses and other current assets in the condensed consolidated balance sheets related to the value of shares issued under the sponsorship agreement and investor relations consulting agreement.

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of September 30, 2022 includes the Three-Year Term Note as discussed in Note 10 – Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	September 30, 2022		March 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,966	$51,000	$50,949	$51,000

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

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, certain of its subsidiaries as guarantors, the Collateral Agent and various purchasers party thereto. Under the A&R Note Purchase Agreement, the Company issued an additional $20 million in Notes, increasing total borrowings to $50.0 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, October 1, 2023. As of September 30, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles.

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

The Company was compliant with the Adjusted EBITDA covenant as of September 30, 2022. On August 24, 2022 the Company completed a public stock offering with net proceeds of $7.3 million. (See Note 8 – Offering of Common Stocks and Warrants), which Goldman agreed satisfied the Company’s obligation to use commercially reasonable best efforts to raise at least $10 million through a sale of its common stock by September 14, 2022.  On September 9, 2022, the Company engaged Greenhill and Company (“Greenhill”) as financial advisor and investment banker in conjunction with the commercially reasonable best effort of refinancing the Goldman notes.

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $9,000 for the three and six months ended September 30, 2022, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the Notes payable during the three months ended September 30, 2022 and 2021 was $1.4 million and $1.3 million, respectively, and includes $9,000 in amortization of debt issuance costs in both periods. Interest expense related to the Notes payable during the six months ended September 30, 2022 and 2021 was $2.7 million and $2.5 million, respectively, and includes $17,000 in amortization of debt issuance costs in both periods.

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

11. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve during the six months ended September 30, 2022 are as follows (in thousands):

Balance, beginning of the period	$1,483
Standard warranty provision	364
Deductions for warranty claims	(185)
Balance, end of the period	$1,662

During the fourth quarter of Fiscal 2021, the Company recorded a specific $4.9 million accrual related to a reliability repair program to account for the replacement of remaining high risk failure parts in some of the Company’s fielded units due to a supplier defect. As of September 30, 2022, the accrual related to this reliability repair program was zero as the Company has determined it replaced a sufficient quantity of high risk failure parts in its fielded units under this reliability repair program and that it should be terminated.

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

The following table presents disaggregated revenue by business group (in thousands):

	Six Months Ended September 30,
	2022	2021
Microturbine Products	$19,344	$16,664
Accessories	426	190
Total Product and Accessories	19,770	16,854
Parts and Service	19,657	16,424
Total Revenue	$39,427	$33,278

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Six Months Ended September 30,
	2022	2021
United States	$25,788	$15,174
Mexico	1,054	1,584
All other North America	1,229	447
Total North America	28,071	17,205
Russia	1,294	2,206
All other Europe	5,804	5,612
Total Europe	7,098	7,818
Asia	1,199	823
Australia	2,051	3,342
All other	1,008	4,090
Total Revenue	$39,427	$33,278

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

As of September 30, 2022, the balance of deferred revenue was approximately $11.6 million compared to $10.2 million as of March 31, 2022. The overall increase of $1.4 million was due to an increase in deposits of $2.8 million, offset by a decrease in Distributor Support System (“DSS program”) deferred revenue of $1.4 million. Changes in deferred revenue during the six months ended September 30, 2022 are as follows (in thousands):

FPP Balance, beginning of the period	$4,544
FPP Billings	9,698
FPP Revenue recognized	(9,632)
Balance attributed to FPP contracts	4,610
DSS Program	1,243
Deposits	5,748
Deferred revenue balance, end of the period	$11,601

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight line basis over the contract period. As of September 30, 2022, approximately $4.6 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $3.7 million of these remaining performance obligations over the next 12 months and the balance of $0.9 million will be recognized thereafter.

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

As of September 30, 2022, the FPP backlog was approximately $77.6 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2043.

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

	September 30,	March 31,
	2022	2022
Other current assets	$124	$124
Other assets	2,449	2,506
Royalty-related assets	$2,573	$2,630

14.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2022, the Company had firm commitments to purchase inventories of approximately $52.2 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 15 – Leases.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2022, no significant inventories of this nature were held at distributors.

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. Discovery is ongoing. The Company has not recorded any liability as of September 30, 2022 as the matter is too early to estimate.

15. Leases

The Company leases offices and manufacturing facilities under various non-cancelable operating leases expiring at various times through Fiscal 2037. The Company’s current lease on its main manufacturing and office facility in Van Nuys, California will expire on February 28, 2023.  The Company is currently in negotiations with the facility owner regarding the lease renewal. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Lease expense is recognized on a straight-line basis over the term of the lease.

During Fiscal 2023, the Company has entered into several rental agreements, to rent used microturbine equipment from customers where that equipment was not currently in use.  The Company is then renting this equipment to end users as part of its Energy as a Service business. These agreements totaling approximately 12.8 MW of microturbines, have an average term of 36 months, and have a total commitment value of approximately $9.8 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$186	$315	$551	$568

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	September 30, 2022	March 31, 2022
Operating lease right-of-use assets	$9,075	$5,959
Total operating lease right-of-use assets	$9,075	$5,959

Operating lease liability, current	$1,693	$586
Operating lease liability, non-current	7,572	5,619
Total operating lease liabilities	$9,265	$6,205

Weighted average remaining lease life	6.10 years	8.35 years

Weighted average discount rate	12.00%	12.00%

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$598	$527
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,590	$1,877

Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2023 (remainder of fiscal year)	$1,370
2024	2,760
2025	2,685
2026	1,653
2027	1,279
Thereafter	3,358
Total lease payments	$13,105
Less: imputed interest	(3,840)
Present value of operating lease liabilities	$9,265

16. Net Loss Per Common Share

Basic loss per common share is computed using the weighted-average number of Common Shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments anti-dilutive. Outstanding stock options and restricted stock units at September 30, 2022 and 2021 totaled 0.6 million. As of September 30, 2022 and 2021, the number of warrants excluded from diluted net loss per common share computations was approximately 3.8 million and 1.0 million, respectively.

17.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	the additional covenants imposed by our most recent amendment to the A&R Note Purchase Agreement with Goldman Sachs and our ability to refinance the outstanding indebtedness thereunder;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the worldwide supply chain issues that affect our ability get direct material products on a timely and cost-effective basis;
●	our ability to negotiate our lease renewal on our Van Nuys facility with favorable terms and conditions;
●	the development of the market for and customer uses of our microturbines, including our Energy as a Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to international trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environment, including the ongoing conflict between Russia and the Ukraine;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	the impact of the recent departure of several key management and other employees;
●	our ability to adequately protect our intellectual property rights;

●	the impact of pending or threatened litigation; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2022 and in ‘Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines. In addition to our existing microturbine products, since September 2020, we have offered additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product (although there was no revenue from sales of additional energy conversion products in the form of Baker Hughes industrial gas turbines for the three and six months ended September 30, 2022 or 2021). We are currently exploring energy conversion options for the smaller end of the power spectrum. We intend to begin to manufacture modular hybrid energy stations and lithium-ion battery energy storage systems (“BESS”) to be sold either individually or combined as part of a custom microturbine-battery storage solution. We consider our microturbines, Baker Hughes turbines, and hybrid energy stations to be a part of our Energy conversion products business line. We also added a new Energy Storage Products business line in Fiscal 2022 and there has not yet been any revenue from this business line.

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

For the second quarter of Fiscal 2023 our net loss was $5.0 million and our basic and diluted net loss per share was $0.30, compared to $6.0 million and $0.40, respectively, for the same period of the previous fiscal year. The $1.0 million decrease in the net loss during the second quarter of Fiscal 2023 compared to the same period of the previous year was primarily attributable to lower operating expenses from actions taken in our recent cost reduction plan.

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

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Energy efficiency	58%	56%	49%	56%
Natural resources	29%	28%	32%	28%
Renewable energy	13%	16%	19%	16%

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbine, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment. There was no revenue in the Microgrid market vertical for the three and six months ended September 30, 2022 and 2021.

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high demand power users, including high technology, health care and information systems facilities require higher levels of reliability in their power generation service. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution that can both meet customer reliability requirements and reduce operating costs. We have seen continued development in the critical market segment as it relates to heath care facilities. There was no revenue in the Critical Power Supply market vertical for the three and six months ended September 30, 2022 and 2021.

Backlog

Net product orders were approximately $14.5 million and $8.2 million for the three months ended September 30, 2022 and 2021, respectively. Ending backlog was approximately $28.9 million at September 30, 2022 compared to $25.3 million at March 31, 2022. The gross book-to-bill ratio was 1.6:1 and 1.3:1 for the three months ended September 30, 2022 and 2021, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Our FPP backlog as of September 30, 2022 was approximately $77.6 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2043. Our FPP backlog as of March 31, 2022 was approximately $79.1 million, which represents the value of the contractual agreement for FPP services that then had not been earned and extends through Fiscal 2042. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in the second quarter of Fiscal 2023 was approximately 35% of total revenue.

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

We currently occupy warehouse and office space in Van Nuys, California with a production capacity of approximately 2,000 units per year, depending on product mix. Our current lease on its main manufacturing and office facility in Van Nuys, California will expire on February 28, 2023.  We are currently in negotiations with the facility owner regarding the lease renewal.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended September 30,
	2022	2021
United States and Canada	$14.7	$8.2
Europe and Russia	3.1	3.8
Latin America	0.8	2.7
Asia and Australia	2.1	2.4
Middle East and Africa	0.1	0.1
Total	$20.8	$17.2

Revenue for the three months ended September 30, 2022 increased $3.6 million to $20.8 million from $17.2 million for the three months ended September 30, 2021. The $3.6 million increase was primarily driven by a $6.5 million increase in United States and Canada, offset by decreases of $1.9 million in Latin America, $0.7 million in Europe and Russia, and $0.3 million in Asia and Australia. The increase in the United States and Canada was primarily attributable to an increase in our EaaS long-term rental services and product shipments into the natural resources vertical markets compared to the same period last year. The decreases in Latin America, Europe and Russia, and Asia and Australia were primarily due to decreases in product shipments into the energy efficiency and renewable energy vertical markets in those regions compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2022			2021
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$10.4	8.7	43	$8.4	7.5	41
Accessories	0.2			0.1
Total Product and Accessories	10.6			8.5

Parts, Service and Rentals	10.2			8.7
Total	$20.8			$17.2

For the three months ended September 30, 2022, revenue from microturbine products and accessories increased $2.1 million, or 25%, to $10.6 million from $8.5 million for the three months ended September 30, 2021. The $2.1 million increase was primarily driven by an increase in megawatts and units shipped during the three months ended September 30, 2022 compared to the same period last year. Megawatts shipped were 8.7 megawatts and 7.5 megawatts during the three months ended September 30, 2022 and 2021, respectively. Average revenue per megawatt shipped was approximately $1.2 million and $1.1 million during the three months ended September 30, 2022 and 2021, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $1.5 million, or 17%, to $10.2 million for three months ended September 30, 2022 from $8.7 million for the three months ended September 30, 2021. The $1.5 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan during the three months ended September 30, 2022 compared to the same period last year.

Sales to RSP Systems, Capstone Engineered Solutions, Cal Microturbine, and Horizon Power Systems, accounted for 15%, 13%, 12%, and 10% of our revenue for the three months ended September 30, 2022, respectively. Sales to E-Finity and Optimal accounted for 23% and 11% of our revenue for the three months ended September 30, 2021, respectively.

RSP Systems, Capstone Engineered Solutions, Cal Microturbine, and Horizon Power Systems, four of the Company’s domestic distributors, accounted for 15%, 13%, 12%, and 10% of revenue for the three months ended September 30, 2022, respectively. E-Finity Distributed Generation, LLC (“E-Finity), one of the Company’s domestic distributors, and Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s international distributors, accounted for 23% and 11% of revenue for the three months ended September 30, 2021, respectively. Cal Microturbine accounted for 18% of revenue for the six months ended September 30, 2022. E-Finity and Optimal accounted for 17% and 10% of revenue for the six months ended September 30, 2021, respectively.

Additionally, E-Finity accounted for 11% of net accounts receivable as of September 30, 2022. E-Finity accounted for 28% of net accounts receivable as of March 31, 2022. The Company recorded a net bad debt expense of $0.1 million during the three and six months ended September 30, 2022. The Company recorded a net bad debt expense of zero during three and six months ended September 30, 2021.

Gross Margin Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was $2.2 million, or 11% of revenue, for the three months ended September 30, 2022 compared to a gross margin of $2.7 million, or 16% of revenue, for the three months ended September 30, 2021. The decrease of $0.5 million was primarily the result of higher production and service center labor and overhead expense of $1.1 million, increases in inventory charges of $0.2 million and warranty expense of $0.1 million, partially offset by higher direct material costs margin of $0.9 million.

Direct material costs margin, calculated as total revenue less our direct material costs, increased $0.9 million during the second quarter of Fiscal 2023 compared to the second quarter of Fiscal 2022. The increase was due to greater sales volume, partially offset by higher direct material costs due to vendor price increases and supply chain shortages. We are increasing our sales prices effective January 2023 and negotiating with vendors to reduce these costs.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The increase in warranty expense of $0.1 million reflects warranty accommodations and timing of warranty claims in the current period. During the three months ended September 30, 2021, we shipped approximately $2.0 million of parts to replace high risk failure parts in some of our fielded units due to a previously identified supplier defect and recorded it against the $4.9 million reserve established during the three months ended March 31, 2021.

Production and service center labor and overhead expense increased by $1.1 million primarily because of increases of approximately $1.0 million in facilities costs, $0.2 million in supplies expense and $0.1 million in consulting expense, partially offset by a decrease of $0.2 million in labor costs, primarily as a result of lower costs from actions taken in our cost reduction plan in the three months ended September 30, 2022.

The following table summarizes our gross margin (in millions except percentages):

	Three Months Ended September 30,
	2022	2021
Gross Margin
Product and accessories	$(1.9)	$(0.3)
As a percentage of product and accessories revenue	(18)%	(4)%

Parts, service and rentals	$4.1	$3.0
As a percentage of parts, service and rentals revenue	40%	35%

Total Gross Margin	$2.2	$2.7
As a percentage of total revenue	11%	16%

The $1.6 million decrease in product and accessories gross margin was primarily the result of higher product material costs in the three months ended September 30, 2022.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (18)% during the three months ended September 30, 2022, from (4)% during the three months ended September 30, 2021, primarily driven by product price increases and costs related to supply chain shortages from key vendors in the three months ended September 30, 2022. Parts, service and rentals gross margin as a percentage of parts and service revenue increased to 40% during the three months ended September 30, 2022, compared to 35% during the three months ended September 30, 2021 primarily as a result of lower overhead costs and higher margin rental revenue in the three months ended September 30, 2022.

Research and Development (“R&D”) Expenses decreased $0.4 million, or 40%, to $0.6 million from $1.0 million as a result of lower costs from actions taken in our cost reduction plan during the three months ended September 30, 2022.

Selling, General, and Administrative (“SG&A”) Expenses decreased $1.3 million, or 20%, to $5.1 million from $6.4 million primarily as a result of lower costs from actions taken in our cost reduction plan during the three months ended September 30, 2022. The decrease of $1.3 million was primarily due to decreases of approximately $0.7 million labor costs, $0.5 million in marketing related costs and $0.4 million in legal fees, partially offset by increases of $0.3 million in consulting expense.

Interest Expense for the three months ended September 30, 2022 and 2021 was $1.4 million and $1.3 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Six Months Ended September 30, 2022 and 2021

The following table summarizes our revenue by geographic markets (amounts in millions):

	Six Months Ended September 30,
	2022	2021
United States and Canada	$27.0	$15.6
Europe and Russia	7.1	7.8
Latin America	1.8	5.1
Asia and Australia	3.2	4.2
Middle East and Africa	0.3	0.6
Total	$39.4	$33.3

Revenue for the six months ended September 30, 2022 increased $6.1 million, or 18%, to $39.4 million from $33.3 million for the six months ended September 30, 2021. The $6.1 million increase was primarily driven by the $11.4 million increase in United States and Canada, offset by decreases of $3.3 million in Latin America, $1.0 million in Asia and Australia, $0.7 million in Europe and Russia, and $0.3 million in Middle East and Africa. The increase in United States and Canada is primarily due to increases in product shipments into the natural resources and renewable energy vertical markets compared to the same period last year. The decreases in Europe and Russia, Latin America, Asia and Australia, and Middle East and Africa are primarily attributable to decreases in product shipments into the energy efficiency and natural resources vertical markets in those regions compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2022			2021
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$19.4	17.4	95	$16.7	14.9	89
Accessories	0.4			0.2
Total Product and Accessories	19.8			16.9

Parts, Service and Rentals	19.6			16.4
Total	$39.4			$33.3

For the six months ended September 30, 2022, revenue from microturbine products and accessories increased $2.9 million, or 17%, to $19.8 million from $16.9 million for the six months ended September 30, 2021. The $2.9 million increase was primarily driven by an increase in megawatts shipped, specifically our C65, C200 and C1000 Signature Series microturbine systems, during the six months ended September 30, 2022 compared to the same period last year. Megawatts shipped were 17.4 megawatts and 14.9 megawatts during the six months ended September 30, 2022 and 2021, respectively. Average revenue per megawatt shipped was approximately $1.1 million during the six months ended September 30, 2022 and 2021.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $3.2 million, or 20%, to $19.6 million for six months ended September 30, 2022 from $16.4 million for the six months ended September 30, 2021. The $3.2 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan during the six months ended September 30, 2022 compared to the same period last year.

Sales to Cal Microturbine accounted for 18% of our revenue for the six months ended September 30, 2022. Sales to E-Finity and Optimal accounted for 17% and 10% of our revenue for the six months ended September 30, 2021, respectively.

Gross Margin  was approximately $6.9 million, or 18% of revenue, for the six months ended September 30, 2022 compared to a gross margin of $5.4 million, or 16% of revenue, for the six months ended September 30, 2021. The increase of $1.5 million was primarily a result of higher direct material costs margin of $3.2 million, partially offset by increases in our production and service labor and overhead expenses of $1.3 million, as well as higher inventory charges of $0.2 million and warranty expense of $0.2 million.

Direct material costs margin, calculated as total revenue less our direct material costs, increased $3.2 million during the six months ended September 30, 2022 compared to the six months ended September 30, 2021 primarily due to an increase in sales volume, partially offset by higher direct material costs due to vendor price increases and supply chain shortages. We are increasing our sales prices effective January 2023 and negotiating with vendors to reduce these costs.

Production and service center labor and overhead expense increased $1.3 million in the six months ended September 30, 2022 compared to the six months ended September 30, 2021 primarily due to an increase of approximately $1.7 million in facilities costs, $0.2 million in supplies expense and $0.1 million in subcontract labor, offset by decreases in labor costs of $0.5 million and allocated costs for shared-services facilities expense of $0.2 million, primarily as a result of lower overhead costs and higher margin rental revenue in the six months ended September 30, 2022.

The following table summarizes our gross margin (in millions except percentages):

	Six Months Ended September 30,
	2022	2021
Gross Margin
Product and accessories	$(1.6)	$(0.9)
As a percentage of product and accessories revenue	(8)%	(6)%

Parts, service and rentals	$8.5	$6.3
As a percentage of parts, service and rentals revenue	43%	38%

Total Gross Margin	$6.9	$5.4
As a percentage of total revenue	18%	16%

The $0.7 million decrease in product and accessories gross margin in the six months ended September 30, 2022 was primarily due to high costs driven by product price increases from key vendors.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (8)% during the six months ended September 30, 2022, from (6)% during the six months ended September 30, 2021, primarily due to higher product material costs in the six months ended September 30, 2022 driven by price increases from key vendors. Parts and service gross margin as a percentage of parts and service revenue increased to 43% during the six months ended September 30, 2022, compared to 38% during the six months ended September 30, 2021, primarily due to lower overhead costs and higher margin rental revenue in the six months ended September 30, 2022.

Research and Development (“R&D”) Expenses decreased $0.8 million, or 42%, to $1.1 million from $1.9 million as a result of lower costs from actions taken in our cost reduction plan during the six months ended September 30, 2022.

Selling, General, and Administrative (“SG&A”) Expenses decreased $1.8 million, or 15%, to $10.0 million from $11.8 million primarily as a result of decreases of approximately $1.1 million labor costs and $1.1 million in marketing related costs, partially offset by an increase of $0.4 million in allocated costs for shared-services facilities. These decreases were primarily due to lower costs from actions taken in our cost reduction plan during the six months ended September 30, 2022.

Interest Expense for the six months ended September 30, 2022 and 2021 was $2.7 million and $2.5 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Gain on Extinguishment of Debt of approximately $1.9 million during the six months ended September 30, 2021 was the result of the forgiveness of the PPP Loan. See Note 10 – Term Note Payable.

Other Income for the six months ended September 30, 2021 includes the payment to the Company of $0.6 million of PPP Loan proceeds previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. See Note 10 – Term Note Payable.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. Our cash and cash equivalents balances increased $1.2 million during the six months ended September 30, 2022, primarily due to improved collections of accounts receivable, increasing revenue and net proceeds from the August 2022 public offering. Cash used in investing activities was primarily to continue the expansion of the rental fleet, which was partially offset by cash provided by financing activities from the issuance of common stock through the August 2022 public offering.

Operating Activities During the six months ended September 30, 2022, we used $2.6 million in cash in our operating activities, which consisted of a net loss for the period of $7.0 million, partially offset by cash provided from working capital of $0.9 million and non-cash adjustments (primarily depreciation and amortization, inventory provision, warranty provision and stock based compensation) of $3.5 million. During the six months ended September 30, 2021, we used $19.4 million in cash in our operating activities, which consisted of a net loss for the period of $8.2 million, cash used for working capital of $11.6 million and non-cash adjustments (primarily gain on extinguishment of debt, warranty provision, depreciation and amortization, stock based compensation and inventory provision) of $0.4 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Six Months Ended September 30,
	2022	2021
Net loss	$(6,977)	$(8,176)
Non-cash operating activities(1)	3,543	428
Changes in operating assets and liabilities:
Accounts receivable	6,504	(4,767)
Inventories	(4,353)	(6,388)
Accounts payable and accrued expenses	(1,667)	4,363
Prepaid expenses, other current assets and other assets	(874)	1,327
Other changes in operating assets and liabilities	1,227	(6,142)
Net cash provided by (used) in operating activities	$(2,597)	$(19,355)
(1)	Represents change in gain on extinguishment of debt, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during the six months ended September 30, 2022, compared to the same period the previous year was primarily driven by the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022 and an increase in depreciation expense related to the additions to our rental fleet during the six months ended September 30, 2022, compared to the same period the previous fiscal year. The change in accounts receivable was primarily the result of improved collections during the six months ended September 30, 2022 compared to the same period in the previous fiscal year. The change in inventory was primarily the result of an increase in raw materials during the six months ended September 30, 2022, compared to the six months ended September 30, 2021. The change in accounts payable and accrued expenses was primarily due to higher accounts payable payments to vendors during the six months ended September 30, 2022 compared to the same period the previous fiscal year. The change in other operating assets and liabilities during the six months ended September 30, 2022 compared to the same period in the previous fiscal year, was primarily driven by the decrease in our accrued warranty reserve during the six months ended September 30, 2021, as we had additional spend for the reliability repair program.

Investing Activities Net cash used in investing activities of $2.6 million during the six months ended September 30, 2022 and 2021, primarily related to the additions to our rental fleet of approximately $1.9 million and $2.1 million, respectively.

Financing Activities During the six months ended September 30, 2022, we generated cash of approximately $6.3 million from financing activities, compared to cash generated during the six months ended September 30, 2021 of approximately $10.7 million. The funds generated from financing activities during the six months ended September 30,

2022 were primarily the result of net proceeds from the August 2022 public offering. The funds generated from financing activities during the six months ended September 30, 2021 were primarily the result of net proceeds from the June 2021 Common Stock offering and proceeds from the at-the-market offering program described below.

At-the-market offerings

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50 million from the date of the amendment to the Sales Agreement, subject to certain limitations set forth in the amendment. No shares of our Common Stock under the at-the-market offering program were issued during the six months ended September 30, 2022. Following the filing of our Annual Report on Form 10-K on July 13, 2022, we are now subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under our registration statement on Form S-3.

Common Stock Offerings

On June 17, 2021, we entered into an amended and restated underwriting agreement (the “Wainwright Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) whereby we agreed to sell to Wainwright, and Wainwright agreed to purchase, in a firm commitment underwritten public offering 1,904,763 shares (the “Wainwright Shares”) of our common stock, $0.001 par value per share (the “Wainwright Offering”). The offering price to the public in the Wainwright Offering was $5.25 per share of Common Stock, and Wainwright agreed to purchase the Wainwright Shares from the Company pursuant to the Wainwright Underwriting Agreement at a price of $4.91 per share, representing an underwriting discount of 6.5%. Pursuant to the Wainwright Underwriting Agreement, we also granted Wainwright an option to purchase, for a period of 30 days from the date of the Wainwright Underwriting Agreement, up to an additional 285,714 shares of Common Stock (the “Option Shares”). On June 21, 2021, Wainwright exercised the option in full. The Wainwright Offering closed on June 22, 2021, and we received net proceeds of $10.5 million after deducting $1.0 million in underwriting discounts, commissions and offering expenses paid by the Company.

On August 18, 2022, we entered into an underwriting agreement (the “Lake Street Underwriting Agreement”) with Lake Street Capital Markets, LLC and Joseph Gunnar and Company, LLC (the “Underwriters”) whereby the we agreed to sell to the Underwriters, and the Underwriters agreed to purchase, in a firm commitment underwritten public offering 2,934,498 (the “Lake Street Shares”) of the Company’s Common Stock, $0.001 par value per share (the “Lake Street Offering”) and accompanying warrants to purchase up to 2,934,498 shares of common stock.  The offering price to the public in the Offering was $2.75 per share of Common Stock and accompanying warrant,, and the Underwriters agreed to purchase the shares and accompanying warrant from the Company pursuant to the Lake Street Underwriting Agreement at a price of $2.585 per share and accompanying warrant, representing an underwriting discount of 6.0%. The Lake Street Offering closed on August 24, 2022, and the Company received net proceeds of $7.3 million after deducting $0.8 million in underwriting discounts, commissions and offering expenses paid by the Company.

Warrants

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for shares of our Common Stock (the “Warrant”) pursuant to which the Holder may purchase shares of our Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). Our Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As of September 30, 2022, the Holder may purchase shares of our Common Stock in an aggregate amount of up to 463,067 shares at an exercise price of $2.61 per share.

Goldman “2020 Warrant”

On October 1, 2020, we entered into an Amendment No. 3 to the Purchase Warrant for shares of our Common Stock (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended that certain Purchase Warrant for shares of our Common Stock originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). As of September 30, 2022, the holder may purchase shares of our Common Stock in an aggregate amount of up to 291,295 shares at an exercise price of $2.75 per share.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants are exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of Common Stock. As of September 30, 2022, there were 75,000 Series D warrants outstanding at an exercise price of $6.12 per share.

August 2022 Warrants

On August 24, 2022 we issued 2,934,498 of common stock warrants with an exercise price of $2.75 in conjunction with the Lake Street Offering.

There were no stock options exercised during the three months ended September 30, 2022 and 2021. Repurchases of shares of our Common Stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $0.1 million of net cash used during the six months ended September  30, 2022 and 2021, respectively.

Three-year Term Note On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020,  pursuant to A&R Note Purchase Agreement, we increased the amount of borrowing under the Notes by $20.0 million to $50.0 million, and all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of March 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 13, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, we were in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 we entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note

Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to raise at least $10 million through a sale of our common stock by September 14, 2022 and refinance the Notes by October 1, 2022. As of September 30, 2022, we are in compliance with the other covenants contained in the A&R Note Purchase Agreement, as amended by A&R NPA Second Amendment.

We were compliant with the Adjusted EBITDA covenant as of September 30, 2022. On August 24, 2024 we completed a public stock offering with net proceeds of $7.5 million. (See Note 8 - Offering of Common Stocks and Warrants), which Goldman agreed satisfied the Company’s obligation to use commercially reasonable best efforts to raise at least $10 million through a sale of its common stock by September 14, 2022.  On September 9, 2022, we engaged Greenhill and Company (“Greenhill”) as financial advisor and investment banker in conjunction with the commercially reasonable best effort of refinancing the Goldman notes.   Greenhill has commenced preparation of marketing documentation with the anticipation of presentation to the investor community during the third fiscal quarter, ending December 31, 2022.

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

Working Capital and Other Operating Assets and Liabilities  Cash generated from working capital was $0.9 million during the six months ended September 30, 2022, an increase of $12.5 million from the cash used for working capital of $11.6 million during the six months ended September 30, 2021. These increases in cash generated from working capital and other operating assets and liabilities were primarily due to improved collections of accounts receivable, lower inventory purchases and lower warranty claims. Additionally, the change in accounts payable and accrued expenses was primarily due to increased accounts payable payments to vendors.

Liquidity and Going Concern In connection with the preparation of these condensed consolidated financial statements for the three and six months ended September 30, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet obligations as they became due over the next twelve months from the date of issuance of our second quarter of Fiscal 2023 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, primarily the October 1, 2023 due date for the Goldman Sachs outstanding debt of $51.0 million at fair value (see Note 10 – Term Note Payable in the Notes to the Condensed Consolidated Financial Statements for further discussion of the outstanding debt). As of September 30, 2022, the Company had cash and cash equivalents $23.8 million. While the Company believes internally generated cash will adequately fund operating and investment activities over the next twelve months, there will not be sufficient internally generated cash, nor does the Company expect that it could obtain sufficient financing through underwritten public offerings, at-the-market offerings or other similar methods, to retire the outstanding debt. The Company has engaged Greenhill, a global investment banking firm, to assess financing alternatives related to the Note Payable as well as to raise incremental capital for general corporate purposes. As there is no guarantee that the Company will successfully complete these financing activities, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the financial statements are issued.

The Company has taken several steps to reduce operating costs and to conserve cash, including staff reductions, price increase, emphasis on the higher margin EaaS business, and the engagement of Greenhill and Company to assist in debt refinancing.

Depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the backlog, our future working capital requirements may vary materially from those now planned. The amount of capital that we will need in the future to fund our operations will require us to achieve significantly increased sales volume which is dependent on many factors, including:

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

Our accounts receivable balance, net of allowances, was $19.3 million and $24.7 million as of September 30, 2022 and March 31, 2022, respectively. Days sales outstanding in accounts receivable (“DSO”) decreased by 65 days to 85 days as of September 30, 2022 compared to 150 days as of March 31, 2022, primarily due to an increase in accounts receivable collections as our Distributors saw improved cash flows as the COVID-19 pandemic subsides. In the Energy Efficiency market vertical we sell to end users that have been significantly, economically impacted by the pandemic, such as in the Hospitality and Health Care industries. Additionally, the COVID-19 Pandemic heavily impacted our natural resources market vertical, where we primarily sell to Oil & Gas end users. While oil prices have rebounded above $100 per barrel, we have not seen a corresponding rebound in capital expenditures or spending activity.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022. The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule. Since the filing of our Annual Report on Form 10-K on July 13, 2022, we have been subject to the Baby Shelf Rule. Under the Baby Shelf Rule the amount of funds we can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 pursuant to the Baby Shelf Rule is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Prior to such time as our public float exceeds $75 million, if our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

There is substantial doubt about the Company's ability to continue as a going concern, and this may adversely affect the Company's stock price and the Company's ability to raise capital.

In connection with the preparation of these condensed consolidated financial statements for the three and six months ended September 30, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet obligations as they became due over the next twelve months from the date of issuance of our second quarter of Fiscal 2023 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, primarily the October 1, 2023 due date for the Goldman Sachs outstanding debt of $51.0 million at fair value (see Note 10 – Term Note Payable in the Notes to the Condensed Consolidated Financial Statements for further discussion of the outstanding debt). There will not be sufficient internally generated cash, nor does the Company expect that it could obtain sufficient financing through underwritten public offerings, at-the market offerings or other similar methods, to retire the outstanding debt of $51.0 million.

The Company has engaged Greenhill and Company, a Global Investment Banking firm, to assist in refinancing the outstanding Notes; however there can be assurance that the Company will be successful in refinancing the Notes. Whether the Company will be able to successfully refinance the Notes will depend on market conditions, the Company’s financial performance and other factors. Any refinancing of the Notes, may also lead to increased costs, increased interest rates, additional financial covenants and other lender protections. The substantial doubt about the Company's ability to continue as a going concern may affect the price of the Company's common stock and the grade of its credit rating, may negatively impact relationships with third parties with whom the Company does business, including customers, vendors and lenders, may impact the Company's ability to raise additional capital or implement its business plan.

We only have one manufacturing facility and there is no guarantee we will be able to negotiate a favorable lease renewal or extension.

Our lease on our Van Nuys, California facility will expire in February 2023. There is no guarantee that we will be able to negotiate a favorable lease renewal or extension. If we are not able to renew or extend our lease on the Van Nuys, California facility, we may have to move our corporate headquarters and manufacturing facility. Doing so could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time. Our financial condition and results of operation could be materially adversely affected by any such move.

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

4.3	Capstone Green Energy Corporation 2017 Equity Incentive Plan, as amended through September 12, 2022 (g)
4.4

Second Amendment to the Amended and Restated Note Purchase Agreement dated as of July 13, 2022, by and among Capstone Green Energy Corporation, certain subsidiaries of the Company, the purchaser party thereto and Goldman Sachs Specialty Lending Group, L.P. (e)

4.5	Form of Common Stock Purchase Warrant (f)
10.1	Amendment No. 1 to NOL Rights Agreement by and between the Company and Broadridge Financial Solutions, Inc., as rights agent, dated as of May 6, 2019 (g)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
(a)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly report on Form 10-Q, filed on November 10, 2021 (File No. 001-15957)
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly report on Form 10-Q, filed on August 11, 2021 (File No. 001-15957)
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 5, 2020 (File No. 001-15957)
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 14, 2021 (File No. 001-15957)
(e)	Incorporated by reference to Capstone Green Energy Corporation’s Annual report on Form 10-K, filed on July 13, 2022 (File No. 001-15957)
(f)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K, filed on September 15, 2022 (File No. 001-15957)

(g)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K, filed on September 15, 2022 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY CORPORATION

	By:	/s/ SCOTT W. ROBINSON
Scott W. Robinson
Interim Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2022