Form 10-Q
period 2022-12-31
Capstone Green Energy Corp
filed 2023-02-14
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of February 10, 2023, was 18,347,840.

CAPSTONE GREEN ENERGY CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2022	2022
Assets
Current Assets:
Cash and cash equivalents	$16,618	$22,559
Accounts receivable, net of allowances of $1,013 at December 31, 2022 and $845 at March 31, 2022	15,119	24,665
Inventories, net	25,602	18,465
Prepaid expenses and other current assets	7,125	5,519
Total current assets	64,464	71,208
Property, plant, equipment and rental assets, net	25,906	18,038
Non-current portion of accounts receivable	107	1,212
Non-current portion of inventories	3,055	1,680
Other assets	11,334	8,635
Total assets	$104,866	$100,773
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$26,087	$25,130
Accrued salaries and wages	1,421	1,147
Accrued warranty reserve	1,540	1,483
Deferred revenue	9,699	9,185
Current portion of notes payable and lease obligations	2,201	675
Term note payable	50,974	—
Total current liabilities	91,922	37,620
Deferred revenue - non-current	817	981
Term note payable - non-current	—	50,949
Long-term portion of notes payable and lease obligations	11,036	5,809
Total liabilities	103,775	95,359
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 18,464,854 shares issued and 18,347,840 shares outstanding at December 31, 2022; 15,398,368 shares issued and 15,296,735 shares outstanding at March 31, 2022	18	15
Additional paid-in capital	954,982	946,969
Accumulated deficit	(951,770)	(939,482)
Treasury stock, at cost; 117,014 shares at December 31, 2022 and 101,633 shares at March 31, 2022	(2,139)	(2,088)
Total stockholders’ equity	1,091	5,414
Total liabilities and stockholders' equity	$104,866	$100,773

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue, net:
Product and accessories	$10,003	$12,329	$29,773	$29,183
Parts, service and rentals	9,603	8,280	29,260	24,704
Total revenue, net	19,606	20,609	59,033	53,887
Cost of goods sold:
Product and accessories	11,629	12,689	33,017	30,479
Parts, service and rentals	5,308	5,703	16,465	15,833
Total cost of goods sold	16,937	18,392	49,482	46,312
Gross profit	2,669	2,217	9,551	7,575
Operating expenses:
Research and development	634	767	1,726	2,637
Selling, general and administrative	5,397	5,293	15,423	17,055
Total operating expenses	6,031	6,060	17,149	19,692
Loss from operations	(3,362)	(3,843)	(7,598)	(12,117)
Other income (expense)	5	(21)	(43)	639
Interest income	43	5	74	16
Interest expense	(1,900)	(1,287)	(4,618)	(3,800)
Gain (loss) on debt extinguishment	—	—	—	1,950
Loss before provision for income taxes	(5,214)	(5,146)	(12,185)	(13,312)
Provision for income taxes	—	—	6	10
Net loss	(5,214)	(5,146)	(12,191)	(13,322)
Less: Deemed dividend on purchase warrant for common shares	—	—	97	—
Net loss attributable to common stockholders	$(5,214)	$(5,146)	$(12,288)	$(13,322)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.28)	$(0.34)	$(0.73)	$(0.92)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	18,351	15,236	16,824	14,548

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2022	15,398,368	$15	$946,969	$(939,482)	101,633	$(2,088)	$5,414
Purchase of treasury stock	—	—	—	—	9,296	(36)	(36)
Vested restricted stock awards	33,234	—	36	—	—	—	36
Stock-based compensation	—	—	232	—	—	—	232
Net loss	—	—	—	(2,059)	—	—	(2,059)
Balance, June 30, 2022	15,431,602	15	947,237	(941,541)	110,929	(2,124)	3,587
Purchase of treasury stock	—	—	—	—	6,085	(15)	(15)
Vested restricted stock awards	28,882	—	15	—	—	—	15
Stock-based compensation	—	—	154	—	—	—	154
Stock awards to Board of Directors	54,585	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	2,934,498	3	7,247	—	—	—	7,250
Deemed dividend on purchase warrant for common shares	—	—	97	(97)	—	—	—
Net loss	—	—	—	(4,918)	—	—	(4,918)
Balance, September 30, 2022	18,449,567	18	954,750	(946,556)	117,014	(2,139)	6,073
Vested restricted stock awards	35,915	—	—	—	—	—	—
Stock-based compensation	—	—	232	—	—	—	232
Net loss	—	—	—	(5,214)	—	—	(5,214)
Balance, December 31, 2022	18,485,482	$18	$954,982	$(951,770)	117,014	$(2,139)	$1,091

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, March 31, 2021	12,898,144	$13	$934,381	$(919,271)	73,954	$(1,949)	$13,174
Purchase of treasury stock	—	—	—	—	3,353	(29)	(29)
Vested restricted stock awards	19,096	—	29	—	—	—	29
Stock-based compensation	—	—	305	—	—	—	305
Issuance of common stock, net of issuance costs	2,289,651	2	11,203	—	—	—	11,205
Net loss	—	—	—	(2,182)			(2,182)
Balance, June 30, 2021	15,206,891	15	945,918	(921,453)	77,307	(1,978)	22,502
Purchase of treasury stock	—	—	—	—	20,006	(92)	(92)
Vested restricted stock awards	48,313	—	53	—	—	—	53
Stock-based compensation	—	—	333	—	—	—	333
Stock awards to Board of Directors	70,260	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	(26)	—	—	—	(26)
Net loss	—	—	—	(5,994)	—	—	(5,994)
Balance, September 30, 2021	15,325,464	15	946,278	(927,447)	97,313	(2,070)	16,776
Purchase of treasury stock	—	—	—	—	1,650	(8)	(8)
Vested restricted stock awards	17,661	—	8	—	—	—	8
Stock-based compensation	—	—	335	—	—	—	335
Net loss	—	—	—	(5,146)	—	—	(5,146)
Balance, December 31, 2021	15,343,125	$15	$946,621	$(932,593)	98,963	$(2,078)	$11,965

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(12,191)	$(13,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,345	1,337
Amortization of financing costs and discounts	60	26
Amortization of right-of-use assets	848	552
Gain on debt extinguishment	—	(1,950)
Bad debt expense	237	—
Inventory provision	771	386
Provision for warranty expenses	369	358
Provision for sales returns, net	81	—
Stock-based compensation	617	973
Changes in operating assets and liabilities:
Accounts receivable	9,077	(6,249)
Inventories	(9,080)	(5,637)
Prepaid expenses, other current assets and other assets	(933)	509
Accounts payable and accrued expenses	(276)	5,953
Accrued salaries and wages and long-term liabilities	274	(168)
Accrued warranty reserve	(312)	(4,780)
Deferred revenue	350	(981)
Net cash used in operating activities	(7,763)	(22,993)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(3,999)	(5,748)
Net cash used in investing activities	(3,999)	(5,748)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(1,429)	(590)
Cash used in employee stock-based transactions	(52)	(129)
Net proceeds from issuance of common stock and warrants	7,302	11,194
Net cash provided by financing activities	5,821	10,475
Net increase (decrease) in Cash and Cash Equivalents	(5,941)	(18,266)
Cash and Cash Equivalents, Beginning of Period	22,559	49,533
Cash and Cash Equivalents, End of Period	$16,618	$31,267
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,128	$3,818
Income taxes	$13	$17
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable and notes payable	$565	$118
Renewal of insurance contracts financed by notes payable	$665	$567
Issuance of common stock for services to be received	$—	$75
Deemed dividend	$97	$—
Right-of-use assets obtained in exchange for lease obligations	$9,764	$—

See accompanying notes to condensed consolidated financial statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Green Energy Corporation (“Capstone” or the “Company”) is a provider of customized microgrid solutions, on site resilient green Energy as a Service (“EaaS”) solutions, and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”)), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. In April 2021, the Company added additional products to its portfolio and shifted its focus to four key business lines. The Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems, which offer scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through the Energy as a Service business line, the Company offers rental solutions utilizing its microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. The Company’s two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. The Energy Storage Products business line is driven by the design and installation of microgrid storage systems creating customized solutions using a combination of battery technologies and monitoring software. Through the Company’s Hydrogen Energy Solutions business line, it offers customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are still emerging offerings, Energy Storage Products and Hydrogen Energy Solutions’ revenue has been immaterial to date. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

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

Liquidity and Going Concern In connection with the preparation of these condensed consolidated financial statements for the three and nine months ended December 31, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. Management assessed that there were such conditions and events, primarily the October 1, 2023, due date for the Goldman Sachs outstanding debt of $51.0 million at fair value (see Note 10 – Term Note Payable for further discussion of the outstanding debt). As of December 31, 2022, the Company had cash and cash equivalents of $16.6 million. While the Company believes internally generated cash will adequately fund operating and investment activities over the next twelve months, there will not be sufficient internally generated cash, nor does the Company expect that it could obtain sufficient financing through underwritten public offerings, at-the-market offerings or other similar methods, to retire the outstanding debt. The Company has engaged Greenhill & Co., LLC (“Greenhill”), a global investment banking firm, to assess financing alternatives related to the Note Payable as well as to raise incremental capital for general corporate purposes. Greenhill’s refinancing efforts are ongoing as of December 31, 2022. As there is no guarantee that the Company will successfully complete these financing activities, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the financial statements are issued.

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

3.  Recently Issued Accounting Pronouncements

Not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU provide guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable forecasts. With certain exceptions, the transition to the new guidance will be through a cumulative effect adjustment to opening accumulated deficit as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for Smaller Reporting Companies (“SRCs”) as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-13 on its condensed consolidated financial statements and related disclosures.

Management considers the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed were assessed and determined by management to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and/or results of operations.

4.  Customer Concentrations and Accounts Receivable

RSP Systems and Cal Microturbine, two of the Company’s domestic distributors, accounted for 21% and 14% of revenue for the three months ended December 31, 2022, respectively. E-Finity Distributed Generation, LLC (“E-Finity”), one of the Company’s domestic distributors, Radian Oil & Gas Services Co, one of the Company’s international direct customers, and RSP Systems, accounted for 13%, 10%, and 10% of revenue for the three months ended December 31, 2021, respectively. Cal Microturbine and RSP Systems accounted for 16% and 13% of revenue for the nine months ended December 31, 2022, respectively. E-Finity accounted for 15% of revenue for the nine months ended December 31, 2021.

Additionally, E-Finity accounted for 13% and 28% of net accounts receivable as of December 31, 2022 and March 31, 2022, respectively. The Company recorded a net bad debt expense of $0.2 million during the three and nine months ended December 31, 2022. The Company had no bad debt expense during the three and nine months ended December 31, 2021.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	December 31,	March 31,
	2022	2022
Raw materials	$30,648	$20,071
Finished goods	399	1,935
Total	31,047	22,006
Less: inventory reserve	(2,390)	(1,861)
Less: non-current portion	(3,055)	(1,680)
Total inventory, net-current portion	$25,602	$18,465

The non-current portion of inventories represent the portion of inventories in excess of amounts expected to be sold or used in the next twelve months and is primarily comprised of repair parts for older generation products still in operation but not technologically compatible with current configurations. The non-current portion also includes inventory that has long lead times. The weighted average age of the non-current portion of inventories on hand as of December 31, 2022 is 0.8 years. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2022 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,645
25 to 36 months	1,410
Total	$3,055

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	December 31,	March 31,
	2022	2022
Machinery, equipment, automobiles and furniture	$14,603	$15,945
Leasehold improvements	8,868	8,848
Molds and tooling	3,516	3,469
Rental assets	28,519	17,079
	55,506	45,341
Less: accumulated depreciation	(29,600)	(27,303)
Total property, plant, equipment and rental assets, net	$25,906	$18,038

During the nine months ended December 31, 2022, the Company deployed an additional 12.4 megawatts (“MWs”) of microturbine systems with a book value of approximately $11.4 million under its long-term rental program, bringing the total rental fleet to 33.5 MWs.

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.9 million and $0.5 million for the three months ended December 31, 2022 and 2021, respectively. Depreciation expense for property, plant, equipment and rental assets was $2.3 million and $1.2 million for the nine months ended December 31, 2022 and 2021, respectively.

7. Stock-Based Compensation

The following table summarizes, by condensed consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Cost of goods sold	$8	$29	$23	$86
Research and development	24	22	73	57
Selling, general and administrative	200	284	521	830
Stock-based compensation expense	$232	$335	$617	$973

Stock Plans

2000 Equity Incentive Plan and 2017 Equity Incentive Plan

In June 2017, the Company’s Board adopted the Capstone Green Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan initially provided for awards of up to 300,000 shares of Common Stock. The 2017 Plan is administered by the Compensation and Human Capital Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board of Directors adopted an amendment to the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 300,000 shares of Common Stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018. Since this time, the Company’s stockholders have approved amendments to increase the aggregate number of shares authorized for issuance under the 2017 Plan by an additional 2,200,000 shares of Common Stock, including, most recently, on June 7, 2022, the Company’s Board of Directors adopted Amendment No. 6 (the “Plan Amendment”) of the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 600,000 shares of Common Stock. The Plan amendment was approved by the Company’s stockholders at the 2022 annual meeting of stockholders on September 12, 2022.

As of December 31, 2022, there were 1,117,061 shares available for future grants under the 2017 Plan.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two-year vesting, 100% vests on the second year anniversary. For restricted stock units with three-year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four-year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the nine months ended December 31, 2022:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2022	591,805	$5.66
Granted	512,164	2.11
Vested and issued	(152,616)	5.81
Forfeited	(214,517)	4.55
Non-vested restricted stock units outstanding at December 31, 2022	736,836	3.48
Restricted stock units expected to vest beyond December 31, 2022	736,836	$3.48

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Restricted stock compensation expense (in thousands)	$232	$335	$617	$973
Aggregate fair value of restricted stock units vested and issued (in thousands)	$37	$94	$423	$798
Weighted average grant date fair value of restricted stock units granted during the period	$1.59	$4.70	$2.11	$5.45

As of December 31, 2022, there was approximately $1.7 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as an expense over a weighted average period of 2.3 years.

The Company’s PRSU activity is included in the above restricted stock units tables. The PRSU program has a three-year performance measurement period. The performance measurement occurs in the third year (for a three-year grant) following the grant date. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. The overall performance at the end of the three-year period will be defined as the average of the yearly goals to determine the payout. Overall performance and payout at the end of the three-year period will be defined as the average of the three annual goals performance versus that years actual. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During the nine months ended December 31, 2022, the Company granted 72,412 PRSUs with a three-year performance measurement and the criteria measured by the Company’s aftermarket sales absorption. During the nine months ended December 31, 2021, the Company granted 35,986 PRSUs with a three-year performance measurement period. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighing for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weighs performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during the nine months ended December 31, 2022 and 2021, was $3.80 and $8.39, respectively. Based on the Company’s assessment as of December 31, 2022, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during the nine months ended December 31, 2022 and 2021. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

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

Warrants

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and will expire on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

Goldman “2020 Warrant”

On October 1, 2020, the Company entered into an Amendment No. 3 to the Purchase Warrant for Common Shares (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends that certain Purchase Warrant for Common Shares originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). Amendment No. 3 amends the Original Warrant to amend Section 2.1, Section 2.2(c) and Section 18.1 of the Original Warrant to, among other things, make certain changes necessitated by the issuance of a second warrant (the “2020 Warrant”) to the Warrant Holder pursuant to the Company’s entry into the Amended & Restated (“A&R”) Note Purchase Agreement (see Note 10 – Term Note Payable).

On October 1, 2020, and pursuant to the Company’s entry into the A&R Note Purchase Agreement, the Company sold to the Warrant Holder the 2020 Warrant to purchase up to 291,295 shares (the “2020 Warrant Shares”) of the Company’s Common Stock. The 2020 Warrant was sold to the Warrant Holder at a purchase price of $10,000, in a private placement exempt from registration under the Securities Act. The 2020 Warrant may be exercised by the Warrant Holder at any time after October 1, 2020 at an exercise price equal to $4.76 and will expire on February 4, 2024. The 2020 Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the 2020 Warrant was $0.8 million, and has been classified as an equity instrument in additional paid in capital in the Company’s consolidated balance sheets.  The value of the Warrant was determined using the Black-Scholes Option Pricing model using the following assumptions:

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the pre-funded warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of December 31, 2022, there were 75,000 Series D warrants outstanding.

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

On February 17, 2021 and April 1, 2021, the Company issued 105,933 and 9,541 shares of the Company’s Common Stock, under a sponsorship agreement and an investor relations consulting agreement, respectively, to vendors. The prepaid marketing cost amortization associated with the Common Stock issued were $0.5 million and $1.0 million during the three and nine months ended December 31, 2021, respectively, and were included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2022, there are no amounts remaining in prepaid marketing cost, prepaid expenses and other current assets in the condensed consolidated balance sheets related to the value of shares issued under the sponsorship agreement and investor relations consulting agreement.

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of December 31, 2022 includes the Three-Year Term Note as discussed in Note 10 – Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of		As of
	December 31, 2022		March 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,974	$51,000	$50,949	$51,000

10. Term Note Payable

Three-Year Term Note

On February 4, 2019, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Purchaser”). Under the Note Purchase Agreement, the Company sold the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), bearing interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity.

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, certain of its subsidiaries as guarantors, the Collateral Agent and various purchasers party thereto. Under the A&R Note Purchase Agreement, the Company issued an additional $20 million in Notes, increasing total borrowings to $50.0 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, October 1, 2023. As of December 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles.

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

On May 13, 2021, the Company and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the A&R Note Purchase Agreement.  The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9.0 million to $12.2 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, the Company was not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, the Company was in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 the Company entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that the Company uses its commercially reasonable best efforts to raise at least $10 million through a sale of its common stock by September 14, 2022 and refinance the Notes by October 1, 2022.

The Company was compliant with the Adjusted EBITDA covenant as of December 31, 2022. On August 24, 2022 the Company completed a public stock offering with net proceeds of $7.3 million. (See Note 8 – Offering of Common Stocks and Warrants), which Goldman Sachs Specialty Lending Group, L.P. agreed satisfied the Company’s obligation to use commercially reasonable best efforts to raise at least $10 million through a sale of its common stock by September 14, 2022.  On September 9, 2022, the Company engaged Greenhill as financial advisor and investment banker in conjunction with the commercially reasonable best effort of refinancing the Notes. Greenhill’s refinancing efforts are ongoing as of December 31, 2022.

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $9,000 and $26,000 for the three and nine months ended December 31, 2022, respectively, based on an effective interest rate, and has been recorded as interest expense in the condensed consolidated statements of operations.

Interest expense related to the Notes payable during the three months ended December 31, 2022 and 2021 was $1.9 million and $1.3 million, respectively, and includes $9,000 in amortization of debt issuance costs in both periods. Interest expense related to the Notes payable during the nine months ended December 31, 2022 and 2021 was $4.6 million and $3.8 million, respectively, and includes $26,000 in amortization of debt issuance costs in both periods.

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

11. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and makes adjustments to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve during the nine months ended December 31, 2022 are as follows (in thousands):

Balance, beginning of the period	$1,483
Standard warranty provision	369
Deductions for warranty claims	(312)
Balance, end of the period	$1,540

During the fourth quarter of Fiscal 2021, the Company recorded a specific $4.9 million accrual related to a reliability repair program to account for the replacement of remaining high risk failure parts in some of the Company’s fielded units due to a supplier defect. As of December 31, 2022, the accrual related to this reliability repair program was zero as the Company has determined it replaced a sufficient quantity of high-risk failure parts in its fielded units under this reliability repair program and that it should be terminated.

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

The following table presents disaggregated revenue by business group (in thousands):

	Nine Months Ended December 31,
	2022	2021
Microturbine Products	$28,201	$28,234
Accessories	1,572	949
Total Product and Accessories	29,773	29,183
Parts, Service and Rentals	29,260	24,704
Total Revenue	$59,033	$53,887

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Nine Months Ended December 31,
	2022	2021
United States	$38,798	$26,052
Mexico	2,684	2,142
All other North America	1,384	480
Total North America	42,866	28,674
Russia	2,138	3,099
All other Europe	8,377	8,911
Total Europe	10,515	12,010
Asia	1,732	1,755
Australia	2,529	3,861
All other	1,391	7,587
Total Revenue	$59,033	$53,887

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

As of December 31, 2022, the balance of deferred revenue was approximately $10.5 million compared to $10.2 million as of March 31, 2022. The overall increase of $0.3 million was due to an increase in deferred revenue attributed to FPP contracts. Changes in deferred revenue during the nine months ended December 31, 2022 are as follows (in thousands):

FPP Balance, beginning of the period	$4,544
FPP Billings	14,624
FPP Revenue recognized	(14,296)
Balance attributed to FPP contracts	4,872
DSS Program	447
Deposits	5,197
Deferred revenue balance, end of the period	$10,516

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of December 31, 2022, approximately $4.9 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $4.1 million of these remaining performance obligations over the next 12 months and the balance of $0.8 million will be recognized thereafter.

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

As of December 31, 2022, the FPP backlog was approximately $71.5 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2042.

Practical Expedients

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations.

13. Other Assets

The Company was a party to a Development and License Agreement with Carrier Corporation (“Carrier”) regarding the payment of royalties on the sale of each of the Company’s 200 kilowatt (“C200”) microturbines. In 2013, the Company reached its repayment threshold and the fixed rate royalty was reduced by 50%. On July 25, 2018, the Company and Carrier entered into a Second Amendment to the Development and License Agreement (“Second Amendment”) whereby the Company agreed to pay Carrier approximately $3.0 million to conclude the Company’s current royalty obligation under the Development and License Agreement, dated as of September 4, 2007, as amended (“Development Agreement”), and release the Company from any future royalty payment obligations. The Second Amendment also removed non-compete provisions from the Development Agreement, allowing the Company to design market or sell its C200 System in conjunction with any energy system and compete with Carrier products in the CCHP market.

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

	December 31,	March 31,
	2022	2022
Other current assets	$124	$124
Other assets	2,423	2,506
Royalty-related assets	$2,547	$2,630

14.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2022, the Company had firm commitments to purchase inventories of approximately $58.4 million through Fiscal 2023. Certain inventory delivery dates and related payments are not firmly scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 15 – Leases.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2022, no significant inventories of this nature were held at distributors.

Legal Matters

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California for the County of Los Angeles under the following caption: Capstone Turbine Corporation v. Turbine International, LLC; Case No. 20STCV04372 (“Capstone-Turbine Intl. Litigation”). The Company has alleged claims against Turbine Intl. for breach of contract and for injunctive relief relating to the parties’ prior distributor relationship, which terminated at the end of March 2018, and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement and promissory note in favor of Capstone. As remedies for these claims, the Company is seeking compensatory, consequential, along with injunctive relief and attorney’s fees, interest, and costs.

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. Discovery is ongoing. The Company has not recorded any liability as of December 31, 2022 as the matter is too early to estimate.

15. Leases

The Company leases facilities and equipment under various non-cancelable operating and finance leases expiring at various times through Fiscal 2037. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Lease expense is recognized on a straight-line basis over the term of the lease.

During Fiscal 2023, the Company entered into several rental agreements, to rent used microturbine equipment from customers where that equipment was not currently in use.  The Company is then renting this equipment to end users as part of its Energy as a Service business. These agreements totaled approximately 12.8 MW of microturbines and have an average term of 36 months, and a total commitment value of approximately $9.8 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease costs	$84	$295	$635	$799
Finance lease costs	293	—	702	—
Total lease costs	$377	$295	$1,337	$799

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	December 31, 2022	March 31, 2022
Operating lease right-of-use assets	$8,702	$5,959
Finance lease right-of-use assets (1)	6,497	—
Total right-of-use assets	$15,199	$5,959

Operating lease liability, current	$1,292	$586
Finance lease liability, current	843	—
Operating lease liability, non-current	7,572	5,619
Finance lease liability, non-current	3,322	—
Total lease liabilities	$13,029	$6,205

Operating leases:
Weighted average remaining lease life	5.95 years	8.35 years
Weighted average discount rate	12.00%	12.00%

(1)	Included in property, plant, equipment and rental assets in the Company’s condensed consolidated balance sheets. Also see Note 6 – Property, Plant, Equipment and Rental Assets.

The Company records its operating lease right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations. As of December 31, 2022, the Company offset $1.3 million of its customer accounts receivable against its notes payable related to its rental obligations that are contractually satisfied by reducing the customers’ accounts receivable and qualify to be offset.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$701	$805
Operating cash flows from finance leases	$671	$—
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,590	$1,877
Finance leases	$6,174	$—

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2023 (remainder of fiscal year)	$688
2024	2,760
2025	2,685
2026	1,653
2027	1,279
Thereafter	3,358
Total lease payments	$12,423
Less: imputed interest	(3,559)
Present value of operating lease liabilities	$8,864

16. Net Loss Per Common Share

Basic loss per common share is computed using the weighted-average number of Common Shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments anti-dilutive. Outstanding stock options and restricted stock units at December 31, 2022 and 2021 totaled 0.7 million. As of December 31, 2022 and 2021, the number of warrants excluded from diluted net loss per common share computations was approximately 3.8 million and 0.8 million, respectively.

17.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes all appropriate footnote disclosure of events both recognized in the financial statements as of December 31, 2022, and events that occurred subsequently but were not recognized in the financial statements. There were no subsequent events that required recognition, adjustment to or disclosure in the financial statements.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	the additional covenants imposed by our most recent amendment to the A&R Note Purchase Agreement with Goldman Sachs and our ability to refinance the outstanding indebtedness thereunder;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the worldwide supply chain issues that affect our ability get direct material products on a timely and cost-effective basis;
●	the development of the market for and customer uses of our microturbines, including our EaaS;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to international trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environment, including the ongoing conflict between Russia and the Ukraine;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	the impact of the recent departure of several key management and other employees;
●	our ability to adequately protect our intellectual property rights;
●	the COVID -19 pandemic, which may cyclically continue to adversely affect our business, financial condition and results of operations;

●	the potential that our use of cash for operations and expansion of our rental fleet could result in our cash falling below the minimum balance required by the A&R Note Purchase Agreement with Goldman Sachs, therefore violating a covenant in that agreement;
●	the risk that our inventory balances continue to rise due to purchases of long lead time inventory, and the consequences of a backlog of obsolete or excess inventory;
●	the impact of pending or threatened litigation; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2022 and in ‘Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Overview

We are the market leader in microturbines based on the number of microturbines sold. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbine has value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines. In addition to our existing microturbine products, since September 2020, we have offered additional energy conversion products in the form of Baker Hughes 5 MW, 12 MW, and 16 MW industrial gas turbines, where we will purchase and resell their product (although there was no revenue from sales of additional energy conversion products in the form of Baker Hughes industrial gas turbines for the three and nine months ended December 31, 2022 or 2021). We are currently exploring energy conversion options for the smaller end of the power spectrum. We intend to begin to manufacture modular hybrid energy stations and lithium-ion battery energy storage systems (“BESS”) to be sold either individually or combined as part of a custom microturbine-battery storage solution. We consider our microturbines, Baker Hughes turbines, and hybrid energy stations to be a part of our Energy Conversion Products business line. We also added a new Energy Storage Products business line in Fiscal 2022 and there has not yet been any revenue from this business line.

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

During the nine months ended December 31, 2022 our net loss decreased by 8% to $12.3 million and our basic and diluted loss per share improved by 21% to $0.73 compared to $13.3 million and $0.92, respectively, in the same period of the previous fiscal year. The improvement in the net loss during the nine months ended December 31, 2022 was primarily the result of a greater contribution from the higher margin rental business, a reduction of operating expenses, partially offset by higher direct material costs and higher interest expense. The improvement in the net loss per share was primarily the result of the $1.1 million improvement noted above and an increase in weighted average shares outstanding to 16.8 million for the nine months ended December 31, 2022 from 14.5 million for the same period of the previous fiscal year.

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

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December31,
	2022	2021	2022	2021
Energy efficiency	79%	83%	58%	66%
Natural resources	19%	4%	28%	16%
Renewable energy	2%	7%	14%	16%
Microgrid	—%	6%	—%	2%

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbine, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment. There was no revenue in the Microgrid market vertical for the three and nine months ended December 31, 2022.

Backlog

Net product orders were approximately $1.7 million and $4.5 million for the three months ended December 31, 2022 and 2021, respectively. Ending backlog was approximately $21.8 million at December 31, 2022 compared to $25.3 million at March 31, 2022. The gross book-to-bill ratio was 0.8:1 and 0.5:1 for the three months ended December 31, 2022 and 2021, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Our Distributor Support System (“DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market verticals. This program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development and company branding and to provide funding for increased strategic marketing activities. See Note 12 – Revenue Recognition for additional discussion of revenue recognition for this program.

3.	Service As part of our Energy as a Service business line, we provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Factory protection plans are generally paid quarterly in advance.

Our FPP backlog as of December 31, 2022 was approximately $71.5 million, which represents the value of the contractual agreement for FPP services that had not been earned and extends through Fiscal 2042. Our FPP backlog as of March 31, 2022 was approximately $79.1 million, which represents the value of the contractual agreement for FPP services that then had not been earned and extends through Fiscal 2042. Additionally, we offer new and remanufactured parts through our global distribution network. Service revenue in the third quarter of Fiscal 2023 was approximately 39% of total revenue.

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

6.	Cost and Core Competencies We believe that the core competencies of our products are air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air-bearing technology. We continue to review avenues for cost reduction by sourcing from the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to leverage our costs as product volumes increase.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from management’s estimates. Management believes the critical accounting policies listed below affect our more significant accounting judgments and estimates used in the preparation of the condensed consolidated financial statements. These policies are described in greater detail in our Annual Report on Form 10-K for Fiscal 2022 and continue to include the following areas:

●	Revenue recognition;
●	Inventory write-downs and classification of inventories;
●	Estimates of warranty obligations;
●	Accounts receivable allowances;
●	Sales return allowances;
●	Deferred tax assets and valuation allowance;
●	Impairment of long-lived assets, including intangible assets with finite lives; and
●	Stock-based compensation expense.

Results of Operations

Three Months Ended December 31, 2022 and 2021

The following table summarizes our revenue by geographic markets (amounts in millions):

	Three Months Ended December 31,
	2022	2021
United States and Canada	$13.2	$10.9
Europe and Russia	3.4	4.2
Latin America	2.0	1.8
Asia and Australia	1.0	1.5
Middle East and Africa	—	2.2
Total	$19.6	$20.6

Revenue for the three months ended December 31, 2022 decreased $1.0 million to $19.6 million from $20.6 million for the three months ended December 31, 2021. The $1.0 million decrease was primarily driven by a $2.2 million decrease in the Middle East and Africa, $0.8 million in Europe and Russia and $0.5 million in Asia and Australia, partially offset by increases of $2.3 million in United States and Canada and $0.2 million in Latin America. The decreases in Middle East and Africa, Europe and Russia, and Asia and Australia were primarily due to decreases in product shipments into the energy efficiency and renewable energy vertical markets in those regions compared to the same period last year. The increase in the United States and Canada was primarily attributable to an increase in our EaaS long-term rental services and product shipments into the natural resources vertical markets compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2022			2021
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$8.9	7.6	50	$11.6	10.3	54
Accessories	1.1			0.7
Total Product and Accessories	10.0			12.3

Parts, Service and Rentals	9.6			8.3
Total	$19.6			$20.6

For the three months ended December 31, 2022, revenue from microturbine products and accessories decreased $2.3 million, or 19%, to $10.0 million from $12.3 million for the three months ended December 31, 2021. The $2.3 million decrease was primarily driven by a decrease in megawatts and units shipped during the three months ended December 31, 2022 compared to the same period last year. Megawatts shipped were 7.6 megawatts and 10.3 megawatts during the three months ended December 31, 2022 and 2021, respectively. Average revenue per megawatt shipped was approximately $1.2 million and $1.1 million during the three months ended December 31, 2022 and 2021, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $1.3 million, or 16%, to $9.6 million for three months ended December 31, 2022 from $8.3 million for the three months ended December 31, 2021. The $1.3 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan during the three months ended December 31, 2022 compared to the same period last year.

Sales to RSP Systems and Cal Microturbine accounted for 21% and 14% of our revenue for the three months ended December 31, 2022, respectively. Sales to E-Finity, RSP Systems, and Radian Oil & Gas Services Co, accounted for 13%, 10%, and 10% of our revenue for the three months ended December 31, 2021, respectively.

Gross Profit Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $2.7 million, or 14% of revenue, for the three months ended December 31, 2022 compared to a gross profit of $2.2 million, or 11% of revenue, for the three months ended December 31, 2021. The increase of $0.5 million was primarily the result of current year product price increases and an increase in higher margin rental revenue. The increase was also due to higher direct material profit of $0.8 million and lower warranty expense of $0.2 million, partially offset by higher production and service center labor and overhead expense of $0.3 million, and inventory charges of $0.2 million.

Direct material profit, calculated as total revenue less our direct material costs, increased $0.8 million during the third quarter of Fiscal 2023 compared to the third quarter of Fiscal 2022. The increase was due to higher margin rental business, partially offset by higher direct material costs due to vendor price increases and supply chain shortages. We increased our sales prices effective January 2023 and are negotiating with vendors to reduce these costs.

Warranty expense is a combination of a standard warranty provision recorded at the time revenue is recognized and changes, if any, in estimates for reliability repair programs. Reliability repair programs are based upon estimates that are recorded in the period that new information becomes available, including design changes, cost of repair and product enhancements, which can include both in-warranty and out-of-warranty systems. The decrease in warranty expense of $0.2 million is primarily due to declining failure and repair rates. During the three months ended December 31, 2021, we shipped approximately $0.4 million of parts to replace high risk failure parts in some of our fielded units due to a previously identified supplier defect and recorded it against the $4.9 million reserve established during the three months ended March 31, 2021.

Production and service center labor and overhead expense increased by $0.3 million primarily because of an increase of $0.8 million in depreciation and rent expense related to our rental business, partially offset by decreases of $0.3 million in labor costs and $0.2 million in supplies expense, primarily as a result of higher margin rental revenue in the three months ended December 31, 2022.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended December 31,
	2022	2021
Gross Profit
Product and accessories	$(1.6)	$(0.4)
As a percentage of product and accessories revenue	(16)%	(3)%

Parts, service and rentals	$4.3	$2.6
As a percentage of parts, service and rentals revenue	45%	31%

Total Gross Profit	$2.7	$2.2
As a percentage of total revenue	14%	11%

The $1.2 million decrease in product and accessories gross profit was primarily the result of higher material costs and lower product sales in the three months ended December 31, 2022.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (16)% during the three months ended December 31, 2022, from (3)% during the three months ended December 31, 2021, primarily driven by higher direct material costs related to supply chain shortages from key vendors in the three months ended December 31, 2022. Parts, service and rentals gross margin as a percentage of parts and service revenue increased to 45% during the three months ended December 31, 2022, compared to 31% during the three months ended December 31, 2021 primarily as a result of higher margin rental revenue in the three months ended December 31, 2022.

Research and Development (“R&D”) Expenses decreased $0.2 million, or 25%, to $0.6 million from $0.8 million as a result of lower costs from actions taken in our cost reduction plan during the three months ended December 31, 2022.

Selling, General, and Administrative (“SG&A”) Expenses increased $0.1 million, or 2%, to $5.4 million from $5.3 million primarily as a result of increases of approximately $0.3 million in marketing related costs and $0.3 million in consulting expense, partially offset by a decrease of $0.5 million in labor costs during the three months ended December 31, 2022 compared to the same period last year.

Interest Expense for the three months ended December 31, 2022 and 2021 was $1.9 million and $1.3 million, respectively, due to an increase in interest rates. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Nine Months Ended December 31, 2022 and 2021

The following table summarizes our revenue by geographic markets (amounts in millions):

	Nine Months Ended December 31,
	2022	2021
United States and Canada	$40.2	$26.5
Europe and Russia	10.5	12.0
Latin America	3.8	6.9
Asia and Australia	4.2	5.7
Middle East and Africa	0.3	2.8
Total	$59.0	$53.9

Revenue for the nine months ended December 31, 2022 increased $5.1 million, or 9%, to $59.0 million from $53.9 million for the nine months ended December 31, 2021. The $5.1 million increase was primarily driven by the $13.7 million increase in United States and Canada, offset by decreases of $3.1 million in Latin America, $2.5 million in Middle East and Africa, $1.5 million in Asia and Australia and $1.5 million in Europe and Russia. The increase in the United States and Canada was primarily attributable to an increase in our EaaS long-term rental services and product shipments into the natural resources vertical markets compared to the same period last year. The decreases in Europe and Russia, Latin America, Asia and Australia, and Middle East and Africa are primarily attributable to decreases in product shipments into the energy efficiency and natural resources vertical markets in those regions compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2022			2021
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$28.2	25.0	145	$28.3	25.2	143
Accessories	1.6			0.9
Total Product and Accessories	29.8			29.2

Parts, Service and Rentals	29.2			24.7
Total	$59.0			$53.9

For the nine months ended December 31, 2022, revenue from microturbine products and accessories increased $0.6 million, or 2%, to $29.8 million from $29.2 million for the nine months ended December 31, 2021. The $0.6 million increase was primarily due to higher accessory sales during the nine months ended December 31, 2022 compared to the same period last year. Megawatts shipped were 25.0 megawatts and 25.2 megawatts during the nine months ended December 31, 2022 and 2021, respectively. Average revenue per megawatt shipped was approximately $1.1 million during the nine months ended December 31, 2022 and 2021.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $4.5 million, or 19%, to $29.2 million for nine months ended December 31, 2022 from $24.7 million for the nine months ended December 31, 2021. The $4.5 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan, and an increase in revenue from our FPP contracts during the nine months ended December 31, 2022 compared to the same period last year.

Sales to Cal Microturbine and RSP Systems accounted for 16% and 13% of our revenue for the nine months ended December 31, 2022, respectively. E-Finity accounted for 15% of our revenue for the nine months ended December 31, 2021.

Gross Profit  was approximately $9.6 million, or 16% of revenue, for the nine months ended December 31, 2022 compared to a gross profit of $7.6 million, or 14% of revenue, for the nine months ended December 31, 2021. The increase of $2.0 million was primarily a result of higher direct material profit of $4.1 million, partially offset by increases in our production and service labor and overhead expenses of $1.7 million, and higher inventory charges of $0.4 million.

Direct material profit, calculated as total revenue less our direct material costs, increased $4.1 million during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 primarily due to an increase in sales, partially offset by higher direct material costs due to vendor price increases and supply chain shortages. We increased our sales prices effective January 2023 and are negotiating with vendors to reduce these costs.

Production and service center labor and overhead expense increased $1.7 million in the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 primarily due to an increase of approximately $2.5 million in facilities costs, offset by a decrease in labor costs of $0.8 million, primarily as a result of lower overhead costs and higher margin rental revenue in the nine months ended December 31, 2022.

Inventory charges increased by $0.4 million during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 primarily as the result of an increase in the provision for excess and obsolete inventory as we reserved for some older inventory parts.

The following table summarizes our gross profit (in millions except percentages):

	Nine Months Ended December 31,
	2022	2021
Gross Profit
Product and accessories	$(3.2)	$(1.3)
As a percentage of product and accessories revenue	(11)%	(4)%

Parts, service and rentals	$12.8	$8.9
As a percentage of parts, service and rentals revenue	44%	36%

Total Gross Profit	$9.6	$7.6
As a percentage of total revenue	16%	14%

The $1.9 million decrease in product and accessories gross profit in the nine months ended December 31, 2022 was primarily due to high costs driven by material cost increases from key vendors.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (11)% during the nine months ended December 31, 2022, from (4)% during the nine months ended December 31, 2021, primarily due to higher product material costs in the nine months ended December 31, 2022 driven by price increases from key vendors. Parts and service gross margin as a percentage of parts and service revenue increased to 44% during the nine months ended December 31, 2022, compared to 36% during the nine months ended December 31, 2021, primarily due to lower overhead costs and higher margin rental revenue in the nine months ended December 31, 2022.

Research and Development (“R&D”) Expenses decreased $0.9 million, or 35%, to $1.7 million from $2.6 million as a result of lower costs from actions taken in our cost reduction plan during the nine months ended December 31, 2022.

Selling, General, and Administrative (“SG&A”) Expenses decreased $1.7 million, or 10%, to $15.4 million from $17.1 million primarily as a result of decreases of approximately $1.5 million labor costs and $0.7 million in marketing related costs, partially offset by an increase of $0.7 million in consulting expense. These decreases were primarily due to lower costs from actions taken in our cost reduction plan during the nine months ended December 31, 2022.

Interest Expense for the nine months ended December 31, 2022 and 2021 was $4.6 million and $3.8 million, respectively, due to higher interest rates. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Gain on Extinguishment of Debt of approximately $1.9 million during the nine months ended December 31, 2021 was the result of the forgiveness of the PPP Loan. See Note 10 – Term Note Payable.

Other Income for the nine months ended December 31, 2021 includes the payment to the Company of $0.6 million of PPP Loan proceeds previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. See Note 10 – Term Note Payable.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. We have invested our cash in institutional funds that invest in high quality short-term money market instruments to provide liquidity for operations and for capital preservation. Our cash and cash equivalents balances decreased $5.9 million during the nine months ended December 31, 2022, primarily due to the net loss and an increase in inventory purchases, partially offset by improved collections of accounts receivable and net proceeds from the August 2022 public offering. Cash used in investing activities was primarily to continue the expansion of the rental fleet, which was partially offset by cash provided by financing activities from the issuance of common stock through the August 2022 public offering.

Operating Activities During the nine months ended December 31, 2022, we used $7.8 million in cash in our operating activities, which consisted of a net loss for the period of $12.2 million and cash used for working capital of $0.9 million, partially offset by non-cash adjustments (primarily depreciation and amortization, inventory provision, warranty provision and stock based compensation) of $5.3 million. During the nine months ended December 31, 2021, we used $23.0 million in cash in our operating activities, which consisted of a net loss for the period of $13.3 million, cash used for working capital of $11.4 million and non-cash adjustments (primarily gain on extinguishment of debt, warranty provision, depreciation and amortization, stock based compensation and inventory provision) of $1.7 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Nine Months Ended December 31,
	2022	2021
Net loss	$(12,191)	$(13,322)
Non-cash operating activities(1)	5,328	1,682
Changes in operating assets and liabilities:
Accounts receivable	9,077	(6,249)
Inventories	(9,080)	(5,637)
Accounts payable and accrued expenses	(276)	5,953
Prepaid expenses, other current assets and other assets	(933)	509
Other changes in operating assets and liabilities	312	(5,929)
Net cash provided by (used) in operating activities	$(7,763)	$(22,993)
(2)	Represents a change in gain on extinguishment of debt, warranty provision, depreciation and amortization, stock-based compensation expense, inventory provision, accounts receivable and sales return allowances.

The change in non-cash operating activities during the nine months ended December 31, 2022, compared to the same period the previous year was primarily driven by the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022 and an increase in depreciation expense related to the additions to our rental fleet during the nine months ended December 31, 2022, compared to the same period the previous fiscal year. The change in accounts receivable was primarily the result of improved collections during the nine months ended December 31, 2022 compared to the same period in the previous fiscal year. The change in inventory was primarily the result of an increase in raw materials during the nine months ended December 31, 2022 to secure inventory with long lead times, compared to the nine months ended December 31, 2021. The change in accounts payable and accrued expenses was primarily due to higher accounts payable payments to vendors during the nine months ended December 31, 2022 compared to the same period of the previous fiscal year. The change in other operating assets and liabilities during the nine months ended December 31, 2022 compared to the same period in the previous fiscal year, was primarily driven by the decrease in our accrued warranty reserve during the nine months ended December 31, 2021, as we had additional spend for the reliability repair program.

Investing Activities Net cash used in investing activities of $4.0 million and $5.7 million during the nine months ended December 31, 2022 and 2021, respectively, primarily related to the additions to our rental fleet of approximately $4.1 million and $5.1 million, respectively.

Financing Activities During the nine months ended December 31, 2022, we generated cash of approximately $5.8 million from financing activities, compared to cash generated during the nine months ended December 31, 2021 of approximately $10.5 million. The funds generated from financing activities during the nine months ended December 31, 2022 were primarily the result of net proceeds from the August 2022 public offering, which were partially offset by financing related to additions to our rental fleet. The funds generated from financing activities during the nine months ended December 31, 2021 were primarily the result of net proceeds from the June 2021 Common Stock offering and proceeds from the at-the-market offering program described below.

At-the-market offerings

On June 7, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (the “Sales Agreement”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our Common Stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Agreement and amend the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright & Co., LLC from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our Common Stock that we may offer and sell through or to H.C. Wainwright at $50 million from the date of the amendment to the Sales Agreement, subject to certain limitations set forth in the amendment. No shares of our Common Stock under the at-the-market offering program were issued during the nine months ended December 31, 2022. Following the filing of our Annual Report on Form 10-K on July 13, 2022, we are now subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under our registration statement on Form S-3. At the conclusion of our public offering in August of 2022, we had no remaining shares available for issuance with respect to this ATM Program.

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

On August 18, 2022, we entered into an underwriting agreement (the “Lake Street Underwriting Agreement”) with Lake Street Capital Markets, LLC and Joseph Gunnar and Company, LLC (the “Underwriters”) whereby we agreed to sell to the Underwriters, and the Underwriters agreed to purchase, in a firm commitment underwritten public offering 2,934,498 (the “Lake Street Shares”) of the Company’s Common Stock, $0.001 par value per share (the “Lake Street Offering”) and accompanying warrants to purchase up to 2,934,498 shares of common stock.  The offering price to the public in the Offering was $2.75 per share of Common Stock and accompanying warrant, and the Underwriters agreed to purchase the shares and accompanying warrant from the Company pursuant to the Lake Street Underwriting Agreement at a price of $2.585 per share and accompanying warrant, representing an underwriting discount of 6.0%. The Lake Street Offering closed on August 24, 2022, and the Company received net proceeds of $7.3 million after deducting $0.8 million in underwriting discounts, commissions and offering expenses paid by the Company.

Warrants

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for shares of our Common Stock (the “Warrant”) pursuant to which the Holder may purchase shares of our Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). Our Common Stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As of December 31, 2022, the Holder may purchase shares of our Common Stock in an aggregate amount of up to 463,067 shares at an exercise price of $2.61 per share.

Goldman “2020 Warrant”

On October 1, 2020, we entered into an Amendment No. 3 to the Purchase Warrant for shares of our Common Stock (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended that certain Purchase Warrant for shares of our Common Stock originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original

Warrant”). As of December 31, 2022, the holder may purchase shares of our Common Stock in an aggregate amount of up to 291,295 shares at an exercise price of $2.75 per share.

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

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants are exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of Common Stock. As of December 31, 2022, there were 75,000 Series D warrants outstanding at an exercise price of $6.12 per share.

August 2022 Warrants

On August 24, 2022 we issued 2,934,498 of common stock warrants with an exercise price of $2.75 in conjunction with the Lake Street Offering.

There were no stock options exercised during the three months ended December 31, 2022 and 2021. Repurchases of shares of our Common Stock for employee taxes due on vesting of restricted stock units, net of employee stock purchases, resulted in approximately $0.1 million of net cash used during the nine months ended December 31, 2022 and 2021, respectively.

Three-year Term Note On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Goldman Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020,  pursuant to A&R Note Purchase Agreement, we increased the amount of borrowing under the Notes by $20.0 million to $50.0 million, and all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum. The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date. As of March 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 13, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, we were in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 we entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to raise at least $10 million through a sale of our common stock by September 14, 2022 and refinance the Notes by October 1, 2022. As of December 31, 2022, we are in compliance with the other covenants contained in the A&R Note Purchase Agreement, as amended by A&R NPA Second Amendment.

We were compliant with the Adjusted EBITDA covenant as of December 31, 2022. On August 24, 2022 we completed a public stock offering with net proceeds of $7.5 million. (See Note 8 - Offering of Common Stocks and Warrants), which Goldman Sachs Specialty Lending Group, L.P. agreed satisfied the Company’s obligation to use commercially reasonable best efforts to raise at least $10 million through a sale of its common stock by September 14, 2022.  On September 9, 2022, we engaged Greenhill as financial advisor and investment banker in conjunction with the commercially reasonable best effort of refinancing the Goldman Notes. Greenhill’s activities were ongoing as of December 31, 2022.

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

Working Capital and Other Operating Assets and Liabilities  Cash used for working capital was $0.9 million during the nine months ended December 31, 2022, a decrease of $10.5 million from the cash used for working capital of $11.4 million during the nine months ended December 31, 2021. These decreases in cash used for working capital and other operating assets and liabilities were primarily due to improved collections of accounts receivable and lower warranty claims. Additionally, the change in accounts payable and accrued expenses was primarily due to increased accounts payable payments to vendors.

Liquidity and Going Concern In connection with the preparation of these condensed consolidated financial statements for the three and nine months ended December 31, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet obligations as they became due over the next twelve months from the date of issuance of our third quarter of Fiscal 2023 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, primarily the October 1, 2023 due date for the Goldman Sachs Specialty Lending Group, L.P. outstanding debt of $51.0 million at fair value (see Note 10 – Term Note Payable in the Notes to the Condensed Consolidated Financial Statements for further discussion of the outstanding debt). As of December 31, 2022, the Company had cash and cash equivalents of $16.6 million. While the Company believes internally generated cash will adequately fund operating and investment activities over the next twelve months, there will not be sufficient internally generated cash, nor does the Company expect that it could obtain sufficient financing through underwritten public offerings, at-the-market offerings or other similar methods, to retire the outstanding debt. The Company has engaged Greenhill, a global investment banking firm, to assess financing alternatives related to the Note Payable as well as to raise incremental capital for general corporate purposes. Greenhill’s refinancing efforts are ongoing as of December 31, 2022. As there is no guarantee that the Company will successfully complete these financing activities, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

The Company has taken several steps to reduce operating costs and to conserve cash, including staff reductions, price increases, emphasis on the higher margin EaaS business, and the engagement of Greenhill to assist in debt refinancing.

Depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the backlog, our future working capital requirements may vary materially from those now planned. The amount of capital that we will need in the future to fund our operations will require us to achieve significantly increased sales volume, which is dependent on many factors, including:

●	worldwide supply chain issues, including raw materials shortages and freight surcharges;

●	the market acceptance of our products and services;
●	our business, product and capital expenditure plans;
●	capital improvements to new and existing facilities;
●	our competitors’ response to our products and services;
●	our relationships with customers, distributors, dealers and project resellers; and
●	our customers’ ability to afford and/or finance our products.

Our accounts receivable balance, net of allowances, was $15.1 million and $24.7 million as of December 31, 2022 and March 31, 2022, respectively. Days sales outstanding in accounts receivable (“DSO”) decreased by 84 days to 66 days as of December 31, 2022 compared to 150 days as of March 31, 2022, primarily due to an increase in accounts receivable collections, and benefitting from a $1.3 million offset of certain customer receivable accounts against notes payable to the same customer related to our rental units.. In the Energy Efficiency market vertical we sell to end users that have been significantly, economically impacted by the pandemic, such as in the Hospitality and Health Care industries. Additionally, the COVID-19 Pandemic heavily impacted our natural resources market vertical, where we primarily sell to Oil & Gas end users. While oil prices have rebounded above $100 per barrel, we have not seen a corresponding rebound in capital expenditures or spending activity.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022. The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations, pay cuts and the elimination of various management positions. We also recently suffered departures of other key personnel, including in accounting/finance and information technology. This has placed additional strain on the remaining personnel, and we do not expect to replace all of the departed employees, so the increased burdens on the remaining personnel are expected to continue for the foreseeable future. Accordingly, our recent losses of key employees could adversely impact our business, financial condition and results of operations.

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule. Since the filing of our Annual Report on Form 10-K on July 13, 2022, we have been subject to the Baby Shelf Rule. Under the Baby Shelf Rule the amount of funds we can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 pursuant to the Baby Shelf Rule is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Prior to such time as our public float exceeds $75 million, if our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. At the conclusion of our public offering in August of 2022, we had no remaining shares available for issuance with respect to this ATM Program. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

There is substantial doubt about the Company's ability to continue as a going concern, and this may adversely affect the Company's stock price and the Company's ability to raise capital.

In connection with the preparation of these condensed consolidated financial statements for the three and nine months ended December 31, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet obligations as they became due over the next twelve months from the date of issuance of our third quarter of Fiscal 2023 interim condensed consolidated financial statements. Management assessed that there were such conditions and events, primarily the October 1, 2023 due date for Goldman Sachs Specialty Lending Group L.P. outstanding debt of $51.0 million at fair value (see Note 10 – Term Note Payable in the Notes to the Condensed Consolidated Financial Statements for further discussion of the outstanding debt). There will not be sufficient internally generated cash, nor does the Company expect that it could obtain sufficient financing through underwritten public offerings, at-the market offerings or other similar methods, to retire the outstanding debt of $51.0 million.

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

The sale of our products typically involves a significant commitment of capital by customers, which can result in the typical delays associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to several significant risks over which we have little or no control. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate if sales in any period fall significantly below anticipated levels, our financial condition, results of operations and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary materially from period to period.  Further, our inventory balance as of December 31, 2022 was $25.6 million, compared to $18.5 million as of December 31, 2021. This increase was due to purchases of long lead time inventory, and there is a risk that our inventory balances continue to rise, and consequently see a backlog of obsolete or excess inventory.

Net product orders for Fiscal 2022 were $31.8 million and contributed to an ending backlog of $25.3 million at March 31, 2022. The book-to-bill ratio was 1.1:1 for Fiscal 2022. Net product orders were approximately $1.7 million and $4.5 million for the three months ended December 31, 2022 and 2021, respectively. The gross book-to-bill ratio was 0.8:1 and 0.5:1 for the three months ended December 31, 2022 and 2021, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio better demonstrates the current demand for our products in the given period.

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

On May 13, 2021, the Company, and the collateral agent, entered into a First Amendment, dated as of May 13, 2021 (the “Amendment”), to the A&R Note Purchase Agreement. The Amendment amended certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9 million to $12.2 million, for the period from May 13, 2021 to March 31, 2022, and $9 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, we were in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 we entered into the Second Amendment to the A&R Note Purchase Agreement (the “A&R NPA Second Amendment”) with the purchaser thereunder (the “Purchaser”) and Goldman Sachs Specialty Lending Group, L.P. as collateral agent (the “Collateral Agent”), pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to both (a) raise at least $10 million through a sale of our common stock by September 14, 2022 and (b) refinance the Notes by October 1, 2022. See Item 9B “Other Information” for a summary of the A&R NPA Second Amendment. Although we are currently in compliance with the covenants under the A&R Note Purchase Agreement, as we continue to use cash for operations and expansion of our rental fleet, there is the possibility that our consolidated liquidity could fall below the minimum balance required under the A&R Note Purchase Agreement if we do not raise additional capital and/or obtain an adjustment to that covenant.

The A&R Note Purchase Agreement, as amended, also defines an event of default as, among other things, payment default, bankruptcy events, cross defaults, breaches of covenants (including the liquidity covenant) and representations and warranties, changes of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. An event of default, if not waived, could have a material adverse effect on us.

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

Item 5. Other Information

On January 25, 2023, we and Prologis, L.P. (“Lessor”) entered into a lease (the “Lease”), pursuant to which we will lease the premises located at 16640 Stagg Street, Van Nuys, California 91406, for use as our office space, warehouse and assembly space, test space and manufacturing space. We entered into the Lease prior to the expiration of the term our lease dated September 25, 2000, as amended, with the Lessor for the same premises.  The Lease has a term of thirty-seven (37) calendar months, commencing March 1, 2023, and provides for the following monthly base rent: $0 until April 1, 2023; $129,873 until March 1, 2024, $135,068 until March 1, 2025, $140,470 until March 1, 2026 and $146,089 until April 1, 2026. The description of the Lease does not purport to be complete and is qualified in its entirety by the reference to the full text of the Lease, a copy of which is filed herewith as Exhibit 10.1.

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

4.5	Form of Common Stock Purchase Warrant (f)
10.1	Lease Agreement dates as of January 25, 2023, by Capstone Green Energy Corporation and Prologis, L.P.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101
(a)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly report on Form 10-Q, filed on November 10, 2021 (File No. 001-15957)
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly report on Form 10-Q, filed on August 11, 2021 (File No. 001-15957)
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 5, 2020 (File No. 001-15957)
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 14, 2021 (File No. 001-15957)
(e)	Incorporated by reference to Capstone Green Energy Corporation’s Annual report on Form 10-K, filed on July 13, 2022 (File No. 001-15957)
(f)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K, filed on August 23, 2022 (File No. 001-15957)
(g)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K, filed on September 15, 2022 (File No. 001-15957)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY CORPORATION

	By:	/s/ SCOTT W. ROBINSON
Scott W. Robinson
Interim Chief Financial Officer
(Principal Financial Officer)
Date: February 13, 2023