Form 10-K/A
period 2022-03-31
Capstone Green Energy Holdings, Inc.
filed 2024-06-13
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15957

CAPSTONE GREEN ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1514270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16640 Stagg Street,
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

(818) 734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $.001 per share	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

CAPSTONE GREEN ENERGY CORPORATION

FORM 10-K

EXPLANATORY NOTE

All references in this Annual Report on Form 10-K/A to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries prior to the Effective Date (as defined below) and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries following the Effective Date.

As previously disclosed in the Current Report on Form 8-K of the Company with the SEC on September 19, 2023, the Audit Committee of the Board Directors of the Company (the “Audit Committee”), in consultation with Company’s management, concluded that, as a result of apparent errors primarily related to revenue recognition associated with bill and hold transactions, certain previously issued consolidated financial statements were materially incorrect and should no longer be relied upon.

As a result of the Investigation and additional procedures performed by management, the Audit Committee and management, in consultation with the Company’s independent auditors, determined that certain previously issued financial statements were required to be restated to correct for the following: (i) Revenue recognition related to bill-and-hold arrangements; (ii) Accounting for factory protection plan contracts; and (iii) Reclassification of term note payable.

As previously reported in the Current Report on Form 8-K of the “Company filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2023, the Company and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine Financial Services, LLC. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Concurrent with the petition, the Debtors (i) entered into the Transaction Support Agreement (“TSA”) with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC. (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”) and (ii) filed with the Bankruptcy Court a joint prepackaged Chapter 11 plan of reorganization (as amended, restated, supplemented or otherwise modified from time to time, the “Plan”).

On October 24, 2023, in accordance with the TSA and the Plan, the Debtors filed a supplement to the Plan (the “Plan Supplement”) with the Bankruptcy Court.  On November 9, 2023, the Debtors filed certain additional exhibits to the Plan Supplement. On November 14, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, including the Plan Supplement and all exhibits and schedules thereto, and all other documents filed in connection with the Plan. On December 7, 2023 (the “Effective Date”), the Plan, including the Plan Supplement and all exhibits and schedules thereto, became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases (as defined below) without any need for further action or order of the Bankruptcy Court.

In connection with the Plan, on December 7, 2023, the Company completed a series of transactions pursuant to which, among other things, Capstone Turbine International, Inc. was re-named “Capstone Green Energy Holdings, Inc.” and became the successor to Capstone Green Energy Corporation for SEC reporting purposes by operation of Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. The Company is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, originally filed with the Securities and Exchange Commission on July 14, 2023 (the “Original Report”). This Amendment No. 1 is being filed to restate certain information presented in the Original Report.

Restatement of Previously Issued Consolidated Financial Statements

This Comprehensive Annual Report on Form 10-K/A for the fiscal years ended March 31, 2022 and 2021 includes restatement of the following information:

●	Consolidated Balance Sheets as of March 31, 2022 and 2021, the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficiency) and Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021, and the related notes thereto;
●	Unaudited interim financial information for the quarterly periods ended June 30, 2021, September 30, 2021, December 31, 2021, June 30 2020, September 30, 2020, and December 31, 2020 including the unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows;
●	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the years ended March 31, 2022 and 2021, including the backlog as of and for the years ended March 31, 2022 and 2021.

For a more detailed description of the financial impact of the restatement, see Note 2 – Restatement of Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A. For the impact of these adjustments on the unaudited quarterly financial information, see Note 16 – Restatement of Quarterly Financial Information (unaudited). All amounts in this Annual Report on Form 10-K/A affected by the restatement adjustments reflect such amounts as restated.

Items Amended in this Amendment

This Amendment No. 1 sets forth the Original Report, as modified and superseded where necessary to reflect the restatement and the related internal control considerations relating to the restatement. Accordingly, the following items included in the Original Report have been amended:

●	Part I, Item 1, Business – Sales and R&D
●	Part I, Item 1.A., Risk Factors
●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8, Financial Statements and Supplementary Data
●	Part II, Item 9A, Controls and Procedures
●	Part IV, Item 15, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer of the Company. These certifications are filed or furnished, as applicable, as Exhibit 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Report. This Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Report.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q as of and for the three months ended June 30, September 30, and December 31, of Fiscal 2022 and 2021 (the “Affected Quarterly Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Quarterly Periods in this Amendment or in the Company’s future filings with the SEC (as applicable), and not on any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company's financial results for the Affected Quarterly Periods.

Audit Committee Investigation in Respect of FPP

Based on information learned as part of the Restatement process, the Audit Committee commenced an additional investigation (the “FPP Investigation” and, together with the Revenue Recognition Investigation, the “Audit Committee

Investigations”) into FPP related practices. The FPP Investigation was conducted with the assistance of outside counsel retained by the Audit Committee. Through the FPP Investigation, the Audit Committee identified evidence that, at times during the fiscal years covered in this Annual Report, former senior executives delayed shipment of available parts under the FPP and delayed recording the associated expense on the Company’s financial statements. The Audit Committee Investigations found no evidence that either the Audit Committee, the full Board or current executive officers were aware of such activity.  The financial statement impact of such activity in prior reporting periods, if any, has been addressed through the Company’s Restatement. As part of the Restatement process, the Company corrected its accounting treatment of FPP expenses so that claims are recorded at the time a claim is received and accepted, as opposed to when the claim is satisfied.

Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the Restatement and the findings of the Audit Committee Investigations, the Company identified material weaknesses in its internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of March 31, 2022. See Item 9A. Controls and Procedure, for additional information and discussion related to material weaknesses in internal control over financial reporting and the Company’s related remediation activities.

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	the ongoing effects of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, and the fact that many of the other factors discussed below may be amplified by the COVID-19 pandemic and the restrictions that have been instituted as a result of the pandemic;
●	the availability of credit and compliance with the agreements governing our indebtedness;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high quality manner;
●	availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflict between Russia and Ukraine;
●	our ability to adequately protect our intellectual property rights; and
●	the impact of pending or threatened litigation.

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

Customers

Sales to E-Finity Distributed Generation, LLC (“E-Finity”), our domestic distributor, accounted for 18% of our revenue for Fiscal 2022. Sales to Cal Microturbine (“CAL”) and E-Finity, our domestic distributors, accounted for 19% and 12%, respectively, of our revenue for Fiscal 2021, as restated. Additionally, E-Finity and Radian Oil & Gas Services Co. (“Radian”) accounted for 28% and 14% of net accounts receivable, respectively, as of March 31, 2022, as restated. CAL, Supernova Energy Services SAS (“Supernova”) and DTC Soluciones (“DTC”), two of our international distributors, accounted for 15%, 11% and 11% of net accounts receivable, respectively, as of March 31, 2021, as restated.

We recorded net bad debt expense of approximately $0.4 million during Fiscal 2022, as restated, and a net bad debt recovery of approximately $0.2 million during Fiscal 2021.

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

Except for certain updates regarding the material weakness identified in our financial reporting, the restatement of our financial statements, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Report, filed with the SEC on July 14, 2022.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business Operations and Financial Results

●	The ongoing effects of the COVID-19 pandemic could adversely affect our business, financial condition, results of operations, or cash flows.
●	Our operating history is characterized by net losses. We anticipate further losses and we may never become profitable.
●	Our recently implemented expenses reduction plan and organizational changes undertaken to align to our focus on our EaaS business and achieving profitability may not be successful.
●	If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue to operate at current levels.
●	We may be unable to fund our future operating requirements, which could force us to curtail our operations; we were in breach of our secured note purchase agreement as of May 27, 2022.
●	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate which would adversely affect our results of operations.
●	Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.
●	Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could impair our results of operations.
●	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our results of operations will suffer.
●	Changes to trade regulation, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact our business.
●	We may not be able to retain or develop relationships with OEMs or distributors in our targeted markets, in which case our sales would not increase as expected.
●	If any of our distributor relationships is not successful, we may terminate or choose not to renew the related distributor agreement, which may result in interference with the wind down of the relationship or the transition of end-user service agreements and could potentially negatively impact our distribution channel or result in litigation costs or other expenses.
●	We have substantial accounts receivable and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.
●	Loss of a significant customer could have a material adverse effect on our results of operations.
●	We may not achieve production cost reductions necessary to competitively price our products, which would adversely affect our sales.
●	We have realized reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.
●	We may incur costs and liabilities as a result of product liability claims.
●	Operational restructuring may result in asset impairment or other unanticipated charges.
●	We may not be able to manage our growth effectively, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.
●	Our success depends in significant part upon the continuing service of management and key employees.
●	Our operations are vulnerable to interruption by fire, earthquake, and other events beyond our control.
●	Activities necessary to integrate any future acquisitions may result in costs greater than current expectations or be less successful than anticipated.

Risks Related to Our Product Offerings

●	We depend upon the development of new products and enhancements of existing products
●	Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted would materially and adversely affect our business and financial condition.
●	We may not be able to produce our products on a timely basis if we fail to correctly anticipate product supply requirements or if we suffer delays in production resulting from issues with our suppliers. Our suppliers may not supply us with a sufficient number of components or components of adequate quality, or they may provide components at significantly increased prices.
●	Commodity market factors impact our costs and availability of materials.
●	We operate in a highly competitive market among competitors that have significantly greater resources than we have and we may not be able to compete effectively.
●	Our business and financial performances depend in part on the oil and natural gas industry, where a continued movement towards clean energy and away from fossil fuels, as well as a decline in prices for oil and natural gas may have an adverse effect on our revenue, cash flows, profitability, and growth.
●	Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.
●	We may not be able to develop sufficiently trained applications engineering, installation, and service support to serve our targeted markets.
●	Changes in our product components may require us to replace parts held at distributors.
●	Utility companies or governmental entities could place barriers to our entry into the marketplace, and we may not be able to effectively sell our products.

Risks Related to Pending Litigation and Government Regulation

●	We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.
●	We have significant tax assets, usage of which may be subject to limitations in the future.
●	We may be subject to lawsuits.

Risks Related to Data, Security, and Intellectual Property

●	Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.
●	We face security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data. If we are unable to protect our data or the data of our customers, a security breach could damage our reputation and have a material adverse effect on our business.

Risks Related to Ownership of Our Common Stock

●	Our management has identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2022. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.
●	Effective October 23, 2023, our common stock was delisted from the Nasdaq Capital Market.
●	Future issuances or sales of our common stock or exercises by holders of our outstanding warrants could lower our stock price and dilute the interests of existing stockholders.
●	The market price of our common stock has been, and may continue to be, highly volatile and you could lose all or part of your investment in our securities.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	Provisions in our certificate of incorporation, bylaws and our NOL rights plan, as well as Delaware law, may discourage, delay, or prevent a merger or acquisition at a premium price.

●	We do not intend to pay cash dividends. We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our securities will likely depend on whether the price of our common stock increases.

General Risk Factors

●	Adverse economic conditions may have an impact on our business and financial condition, including some effects we may not be able to predict.
●	Our business may be impacted by international instability, war, terrorism, and geopolitical events.

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

We have experienced recurring operating losses and as of March 31, 2022, we had an accumulated deficit of approximately $952.6 million. On March 31, 2022, we had cash and cash equivalents of $22.6 million, and working capital deficit of $29.3 million. This compares to $930.2 million, $49.5 million and $41.5 million, respectively, on March 31, 2021. As a condition of the A&R Note Purchase Agreement with the Purchasers, our consolidated liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents included in the consolidated balance of the Company and our subsidiaries, subject to certain conditions as defined in the A&R Note Purchase Agreement) on any date may not be less than $12.2 million for the period from the Amendment Date to March 31, 2022, and $9.0 million thereafter.

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

Net product orders for Fiscal 2022 were $29.4 million and contributed to an ending backlog of $40.5 million at March 31, 2022. The book-to-bill ratio was 0.9:1 for Fiscal 2022. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio better demonstrates the current demand for our products in the given period.

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

Our accounts receivable balance, net of allowances, was $15.9 million and $12.9 million as of March 31, 2022 and 2021, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2022 was 90 days, compared with 65 days at the end of Fiscal 2021. We recorded net bad debt recovery of approximately $0.2 million during Fiscal 2021, and net bad debt expense of approximately $0.4 million during Fiscal 2022. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on results of operations and cash flows.

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

At March 31, 2022, we had federal and state net operating loss carryforwards of approximately $564.8 million and $175.3 million, respectively, which may be utilized to reduce future taxable income, subject to limitations under Section 382 of the Internal Revenue Code of 1986. These deferred tax assets have been fully offset by a valuation allowance. Any subsequent accumulations of common stock ownership leading to a change of control under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, including through sales of stock by large stockholders, which are outside of our control, could limit and defer our ability to utilize our net operating loss carryforwards to offset future federal income tax liabilities.

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

Risks Related to Ownership of Our Common Stock

Our management has identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2022. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.

In connection with our review of our financial statements leading to the Restatement and in the course of preparing our financial statements for Fiscal 2022 and 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses related to: (i) an inappropriate tone at the top established by certain former senior executives, (ii) our lack of sufficient qualified professionals with an appropriate level of accounting and internal control knowledge, training and experience, (iii) our failure to perform a sufficient review of accounting policies to ensure ongoing adherence with U.S. GAAP, (iv) our failure to design and maintain effective internal control over financial reporting for systems, products, parts, and accessories sales subject to bill and hold arrangements with customers and (v) our failure to design and maintain effective internal control over financial reporting related to the proper accounting, presentation and disclosure for FPP service contracts, including the cost recognition of parts and labor associated with FPP service contracts.

To address our material weaknesses, we need to make changes to our program and controls as set forth in Part II, Item 9A “Controls and Procedures.” We will not be able to remediate these material weaknesses unless and until these steps have been completed and have been operating effectively for a sufficient period of time.  We cannot assure you that the measures we plan to take will in fact be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that such measures will prevent or avoid potential future material weaknesses, and our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal control over financial reporting may be discovered in the future.

If we are unable to remediate our material weaknesses and otherwise implement and maintain effective internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements and satisfy our public reporting obligations within required time periods, could be adversely affected. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was publicly traded on the Nasdaq Capital Market under the symbol “CGRN”. Effective at the opening of the trading session on October 5, 2023, the Company’s common stock was suspended from trading on the Nasdaq Capital Market. Effective October 23, 2023, our common stock was delisted from the Nasdaq Capital Market. On December 7, 2023 our stock was cancelled, new stock was issued, and the new common shares remain unquoted and without a ticker.

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

Nasdaq Delisting of Common Stock

As a result of the delay in filing our periodic reports with the SEC and the requirements relating to Market Value of Listed Securities (“MVLS”), we were unable to comply with the Nasdaq listing standards and our common stock was suspended from trading on the Nasdaq Capital Market effective October 5, 2023 and formally delisted effective October 23, 2023. Following the suspension of trading, our common stock was quoted on the OTC Market and traded under the symbol “CGRNQ” until our emergence from Chapter 11 and restructuring on December 7, 2023 when our CGRNQ common shares were cancelled and new shares issued. As of the date of this filing, our new common shares remain unquoted and without a ticker symbol. Once our delinquent filings are current, we will work towards regaining our original ticker symbol “CGRN.”

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

Restatement of Previously Issued Financial Statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement, as more fully described in Note 2 – Restatement of Consolidated Financial Statement to our accompanying audited Consolidated Financial Statements contained in this Form 10-K.

For further detail regarding the Restatement, see Explanatory Note and Part II, Item 9A. Controls and Procedures contained in this Form 10-K.

Voluntary Petition for Bankruptcy

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2023, the Company and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine Financial Services, LLC. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Capstone Green Energy Corporation, Inc., et al. (the “Chapter 11 Cases”). The Debtors continue to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on September 29, 2023, the Debtors obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations during the Chapter 11 Cases.

Concurrent with the petition, the Debtors entered into the Transaction Support Agreement (“TSA”) with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC. (“Broad Street” and “DIP Purchaser”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”). The TSA, among other things, provides that Broad Street and the Collateral Agent will support the Debtors' restructuring efforts as set forth in, and subject to the terms and conditions of the TSA. The TSA contains customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the TSA. The TSA also provides for termination by the parties upon the occurrence of certain events.

See additional discussion in Note 3– Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Our goals for Fiscal 2022 were to broaden our diverse energy products and service offerings; focus on growing top line revenue through our new Direct Solutions Sales (DSS) team, growing the DSS subscription program, and expanding the rental fleet to 21.1 MW (a key component of growing our EaaS business); increase aftermarket margins and escalate parts availability; and focus on managing working capital and inventory turns. During Fiscal 2022 our net loss was $22.4 million and our basic and diluted net loss per share was $1.52, compared to $20.8 million and $1.84, respectively, in the same period of the previous fiscal year. The $1.6 million increase in the net loss during Fiscal 2022 was primarily attributable to increases in selling, general and administrative expense primarily driven by lower expense in Fiscal 2021 from the enactment of our Business Continuity Plan in response to the Covid-19 pandemic, as well as additional expense related to the growth of the DSS team during Fiscal 2022. This increase was partially offset by the loss on extinguishment of debt accounting resulting from entering into the A&R Note Purchase Agreement with Goldman Sachs during the third quarter of Fiscal 2021 and the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022. On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), and issued $20.0 million in additional Notes. See Note 12—Term Note Payable, in the Notes to Consolidated Financial Statements for discussion with respect to this A&R Note Purchase Agreement.

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

The following table summarizes our percentage of product revenues by vertical markets for which we had product revenues for the periods presented:

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Energy efficiency	69%	66%
Natural resources	14%	19%
Renewable energy	17%	14%
Microgrid	0%	1%

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

Backlog

Net product orders were approximately $29.4 million and $30.1 million for Fiscal 2022 and Fiscal 2021, respectively, as restated. Ending backlog was approximately $40.5 million at March 31, 2022 compared to $42.4 million at March 31, 2021, as restated. Book-to-bill ratio was 0.9:1 for Fiscal 2022 and 2021, as restated. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Our DSS program provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market verticals. This program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. See Note 3—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional discussion of revenue recognition for this program.

3)	Service As part of our Energy as a Service business line, we provide service primarily through our global distribution network. Together with our global distribution network we offer a comprehensive factory protection plan for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Factory protection plans are generally paid quarterly in advance. The terms of the factory protection plan allow for termination with 30 days’ notice by either party.

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

●	Our revenue consists of sales of products, parts, accessories and services, which includes FPPs, net of discounts. Our distributors purchase products, parts and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning service. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, no right of return or exchange, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, selling price is fixed or determinable and collectability is reasonably assured. Service revenue derived from time and materials contracts is recognized as the service is performed. FPP contracts are agreements to perform certain agreed-upon service to maintain a product for a specified period of time. Service revenue derived from FPP contracts is recognized on a straight-line basis over the contract period. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. Effective January 1, 2018, we launched our DSS program to fund additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geography and market vertical. Service revenue derived from our DSS program is recognized on a pro rata basis as the distributors purchase our products.
●	Our inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast and also, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.
●	We provide for the estimated cost of warranties at the time revenue from sales is recognized. We also accrue the estimated costs to address reliability repairs on products no longer under warranty when, in our judgment, and in accordance with a specific plan developed by us, it is prudent to provide such repairs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts, labor and shipping to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. As we have more units commissioned and longer periods of actual performance, additional data becomes available to assess future warranty costs. When we have sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in estimates are recorded in the period that new information, such as design changes, cost of repair and product enhancements, becomes available. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required and could be material to our financial condition, results of operations and cash flow. During Fiscal 2021, we recorded a specific $4.9 million warranty reserve related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect.

●	Trade accounts receivable are recorded at the invoiced amount and typically non-interest bearing. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and other accounts receivable allowances. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.
●	We recognize stock-based compensation expense associated with stock options in the statement of operations. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model.

The use of Black-Scholes model requires us to make estimates of the following assumptions:

●	Expected volatility—The estimated stock price volatility was derived based upon our actual historic stock prices over the expected option life, which represents our best estimate of expected volatility.
●	Expected option life—The expected life, or term, of options granted was derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding.
●	Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

The amount of stock-based compensation cost is recorded on a straight-line basis over the vesting period.

Results of Operations

Year Ended March 31, 2022 Compared to Year Ended March 31, 2021

The following table summarizes our revenue by geographic markets (amounts in millions):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
United States and Canada	$30.8	$33.6
Europe and Russia	14.3	16.1
Latin America	7.8	7.1
Asia and Australia	10.2	9.7
Middle East and Africa	0.9	1.1
Total	$64.0	$67.6

Revenue for Fiscal 2022 decreased $3.6 million, or 5%, to $64.0 million from $67.6 million for Fiscal 2021. The change in revenue for Fiscal 2022 compared to Fiscal 2021 included decreases in revenue of $2.8 million in the United States and Canadian markets, $1.8 million in the European and Russian markets, and $0.2 million in the Middle East and African markets. These overall decreases in revenue were offset by increases in revenue of $0.7 million from the Latin American markets and $0.5 million from the Asian and Australian markets. The decrease in the United States and Canada was primarily attributable to a decrease in our EaaS long-term rental services and product shipments into the natural resources vertical markets compared to the same period last year. The decrease in the Europe and Russia markets was primarily due to business impacts from the ongoing conflict between Russia and Ukraine, which has not only impacted Russia but also the European economy. The slight increase in revenue in the Latin American and Asian and Australian geographic markets was primarily due to increases in product shipments into the energy efficiency and the renewable energy vertical markets, as well as an increase in parts shipments.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2022 (Restated)			2021 (Restated)
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$31.3	29.7	181	$34.4	34.6	212
Accessories	1.4			2.2
Total Product and Accessories	32.7			36.6

Parts and Service	31.3			31.0
Total	$64.0			$67.6

For Fiscal 2022, revenue from microturbine products and accessories decreased $3.9 million, or 11%, to $32.7 million from $36.6 million for Fiscal 2021. The decrease in revenue was primarily due to the mix of products sold during Fiscal 2022 compared to the same period last year. Megawatts shipped during Fiscal 2022 decreased 5.0 megawatts, or 14%, to 29.7 megawatts from 34.6 megawatts during Fiscal 2021. Average revenue per megawatt shipped was approximately $1.1 million and $1.0 million in Fiscal 2022 and 2021, respectively. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Accessories revenue decreased $0.8 million, or 36%, to $1.4 million from $2.2 million for Fiscal 2021, primarily due to the types of projects that required accessories in Fiscal 2022 compared to Fiscal 2021.

Parts and service revenue for Fiscal 2022 increased $0.3 million, or 1%, to $31.3 million from $31.0 million for Fiscal 2021. The increase in revenue was primarily driven by an increase in rentals, FPP revenue, and spare parts, partially offset by lower engineering service revenue.

Sales to E-Finity accounted for 18% of our revenue for the year ended March 31, 2022. Sales to CAL and E-Finity accounted for 19% and 12%, respectively, of our revenue for the fiscal year ended March 31, 2021. Sales to CAL were below 10% of our revenues for the year ended March 31, 2022.

Gross Margin  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross margin was approximately $5.6 million, or 9% of revenue, for Fiscal 2022, compared to gross margin of $4.5 million, or 7% of revenue, for Fiscal 2021. The increase in gross margin of $1.1 million during Fiscal 2022 compared to Fiscal 2021 was primarily because of an incremental decrease of $5.4 million in warranty expense, partially offset by an increase in production and service center labor and overhead expense of $3.5 million and higher inventory charges of $0.8 million.

The decrease in warranty expense of $5.4 million during Fiscal 2022 compared to Fiscal 2021 was primarily due to the establishment of a reserve in Fiscal 2021 related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect, with no such reserve in Fiscal 2022.

Production and service center labor and overhead expense increased $3.5 million during Fiscal 2022 compared to Fiscal 2021 primarily because of increases of approximately $1.6 million in facilities costs, $0.8 million in supplies expense, $0.6 million in consulting expense and $0.6 million in labor costs, partially offset by $0.1 million in overhead allocated to finished goods inventory.

Inventory charges increased $0.8 million during Fiscal 2022 compared to Fiscal 2021 primarily as the result of an increase in the provision for excess and obsolete inventory.

The following table summarizes our gross margin (in millions except percentages):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Gross Margin
Product and accessories	$(4.4)	$(5.3)
As a percentage of product and accessories revenue	(13)%	(14)%

Parts and service	$10.0	$9.8
As a percentage of parts and service revenue	32%	32%

Total Gross Margin	$5.6	$4.5
As a percentage of total revenue	9%	7%

Product and accessories gross margin improved by $0.9 million during Fiscal 2022 compared to Fiscal 2021 primarily due to the establishment of a warranty reserve to replace high-risk parts in fielded units affected by sub-optimal parts initially provided by a former strategic parts supplier in Fiscal 2021, a decrease in volume of product shipments from weakness in the oil and gas market due to a decline in oil price in Fiscal 2021, partially offset by higher overhead costs in Fiscal 2022, primarily due to the cost savings from the COVID-19 Business Continuity Plan in Fiscal 2021. Parts and service gross margin increased $0.2 million during Fiscal 2022 compared to Fiscal 2021 primarily due to higher FPP costs in Fiscal 2022 driven by higher scheduled and unscheduled maintenance.

Product and accessories gross margin as a percentage of product and accessories revenue improved to (13)% during Fiscal 2022 from (14)% during Fiscal 2021, primarily driven by the warranty reserve for high-risk parts, partially offset by lower overhead costs in Fiscal 2021 due to the enactment of the Business Continuity Plan. Parts and service gross margin as a percentage of parts and service revenue were 32% for both Fiscal 2022 and Fiscal 2021.

Research and Development Expenses (“R&D”)  R&D expenses for Fiscal 2022 increased $1.0 million, or 42%, to $3.4 million from $2.4 million for Fiscal 2021, as a result of lower costs from our COVID-19 Business Continuity Plan during Fiscal 2021.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2022 increased $3.8 million, or 21%, to $22.2 million from $18.4 million for Fiscal 2021. The net increase in SG&A expenses was primarily as a result of increases of approximately $0.6 million of net bad debt expense, $1.1 million in labor costs, $0.6 million in marketing related costs, $0.6 million in consulting expense, $0.5 million in business travel expense, $0.2 million in facilities costs, and $0.2 million in shareholder costs. These increases in Fiscal 2022 compared to Fiscal 2021, except for the higher net bad debt expense of $0.6 million, were primarily a result of the actions taken in our Business Continuity Plan in Fiscal 2021.

Interest Expense  Interest expense for Fiscal 2022 and 2021 were $5.0 million and $5.2 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Gain and Loss on Extinguishment of Debt  We recognized a gain on extinguishment of debt of approximately $1.9 million during Fiscal 2022, as the result of the forgiveness of the PPP Loan. See Note 12 – Term Note Payable. We recognized a loss on extinguishment of debt of approximately $4.3 million during Fiscal 2021. The loss on extinguishment of debt comprised of the write-off of approximately $1.5 million of unamortized debt issuance costs, a facility fee in the amount of $1.0 million paid to the lender, an accrual of $1.0 million for anticipated exit fees due upon repayment of the principal balance to the lender, and the fair value of common stock warrants issued to the warrant holder in connection with Amendment No. 3 to the Purchase Warrant of $0.8 million.

Other Income for Fiscal 2022 includes the payment to the Company of $0.6 million of PPP Loan proceeds previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. See Note 12 – Term Note Payable.

Income Tax Provision Income tax expense was $19,000 for each Fiscal 2022 and Fiscal 2021. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of -0.1% differs from the federal and state blended statutory rate of approximately 23.59% primarily as a result of maintaining a full valuation allowance against net deferred tax assets. At March 31, 2022, we had federal and state net operating loss carryforwards of approximately $564.8 million and $175.3 million, respectively, which may be utilized to reduce future taxable income, subject to any limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $156.7 million at March 31, 2022 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2021, the net deferred tax asset was fully reserved.

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

Operating Activities During Fiscal 2022, net cash used by operating activities was $27.5 million, consisting of a net loss for the period of $22.4 million, offset by cash used for working capital of $8.8 million and non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $3.7 million. During Fiscal 2021, net cash provided by operating activities was $1.7 million, consisting of a net loss for the period of $20.8 million, offset by cash provided from working capital of $8.8 million and non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock based compensation and inventory provision) of $13.7 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Net loss	$(22,370)	$(20,757)
Non-cash operating activities(1)	3,730	13,678
Changes in operating assets and liabilities:
Accounts receivable	(3,383)	(3,743)
Inventories	(9,105)	8,870
Accounts payable and accrued expenses	4,485	4,652
Prepaid expenses, other current assets and other assets	164	653
Other changes in operating assets and liabilities	(1,019)	(1,652)
Net cash provided by (used) in operating activities	$(27,498)	$1,701
(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

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

Refer to Note 3 – Summary of Significant Accounting Policies and Going Concern in the Notes to Consolidated Financial Statements for further information regarding our post emergence financing.

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

Working Capital Cash used for working capital was $8.9 million during Fiscal 2022, an increase of $17.7 million from the cash provided from working capital of $8.8 million during Fiscal 2021. These increases in cash used for working capital and other operating assets and liabilities were primarily due to increases in inventory and accounts receivable, partially offset by decreases in accounts payable and accrued expenses.

Going Concern In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2022 consolidated financial statements. As of March 31, 2022, we had cash and cash equivalents of $22.6 million, and outstanding debt of $51.0 million at fair value. We incurred a net loss of $22.4 million and used cash from operating activities of $27.5 million during the Fiscal 2022.

There has been a history of recurring operating losses, negative cash flows from operating activities, continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, the Russian invasion of Ukraine, and ongoing global geopolitical tensions. Our working capital requirements during Fiscal 2022 were primarily for increases in inventory to continue to produce product despite supply chain challenges, as well as the delayed timing of accounts receivable collections due to the COVID-19 pandemic and impacts from the ongoing conflict between Russia and Ukraine. Our net loss increased during Fiscal 2022 primarily due to lower overhead and operating expenses in Fiscal 2021 from our COVID-19 Business Continuity Plan. In addition, as a result of the Company’s restated earnings, we were in breach of the Consolidated Adjusted EBITDA Financial Covenant to the Note Purchase Agreement dated as of December 9, 2019, and later amended for the quarter ended June 30, 2021. The breach required a change in classification of the term note payable to a current liability on our consolidated balance sheet resulting in a liquidity issue for the Company (see Note 12–Term Note Payable in the Notes to the Consolidated Financial Statements for further discussion of the outstanding debt). After evaluation of these conditions and events, management assessed that there was substantial doubt about our ability to continue as a going concern.

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

We reduced our outstanding debt via proceedings in U.S. Chapter 11 Bankruptcy Court. On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws, as further discussed in Note 3 – Summary of Significant Accounting policies in the Notes to Consolidated Financial Statements. The Company emerged from Bankruptcy on December 7, 2023, and affected the financial and organizational restructuring.

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

Our accounts receivable balance, net of allowances, was $15.9 million and $12.9 million as of March 31, 2022 and 2021, respectively. Days sales outstanding in accounts receivable, (“DSO”), increased to 90 days as of March 31, 2022, compared to 65 days as of March 31, 2021 due to continued delayed collections in all markets due to the COVID-19 pandemic and impacts from the ongoing conflict between Russia and Ukraine. In the Energy Efficiency market vertical we sell to end users that have been significantly, economically impacted by the pandemic, such as in the Hospitality and Health Care industries. Additionally, the COVID-19 Pandemic heavily impacted our natural resources market vertical, where we primarily sell to Oil & Gas end users. While oil prices have rebounded above $100 per barrel, we have not seen a corresponding rebound in capital expenditures or spending activity. Additionally, the ongoing conflict between Russia and Ukraine has caused a widespread economic slowdown in the region, which has also impacts our collections. We recorded net bad debt expense of approximately $0.4 million for Fiscal 2022 and a net bad debt recovery of approximately $0.2 million for Fiscal 2021. Our allowance for doubtful accounts, was $0.6 million as of March 31, 2022 and $0.2 million as of March 31, 2021.

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

Impact of Recently Issued Accounting Standards

Refer to Note 3 – Summary of Significant Accounting policies in the Notes to Consolidated Financial Statements for information regarding new accounting standards.

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

In connection with the preparation of this Form 10-K/A for the fiscal year ended March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, our consolidated financial position and consolidated results from operations and cash flows for the fiscal years ended March 31, 2022 and March 31, 2021, and our financial condition as of each such date and have been prepared in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022 because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. The following material weaknesses were identified:

●	There was an inappropriate tone at the top established by certain former senior executives. For example, certain former senior executives delayed shipments of parts under the FPP service contracts, which because of our incorrect accounting for our FPP program resulted in delayed recording of the associated expense and liabilities on the Company’s financial statements. These business practices were also not properly communicated to our Board, Audit Committee, or independent registered public accounting firm.
●	We lacked sufficient qualified professionals with an appropriate level of accounting and internal control knowledge, training and experience to (i) appropriately analyze, record and disclose accounting matters timely and accurately and (ii) design and maintain effective internal control over financial reporting.
●	We did not perform a sufficient review of accounting policies to ensure ongoing adherence with U.S. GAAP.
●	We did not design and maintain effective controls over financial reporting for systems, products, parts, and accessories sales subject to bill and hold arrangements with customers.
●	We did not design and maintain effective controls over financial reporting related to the proper accounting, presentation and disclosure for FPP service contracts, including the cost recognition of parts and labor associated with FPP service contracts.

Management’s Remediation Plan

Management, with the direction and oversight of the Audit Committee and the Board of Directors, is engaged in remediation actions to address the material weaknesses described above. The Company’s remediation actions include, but are not limited to the following:

●	The Company has reinforced and will continue to reinforce its tone at the top through enhanced communication of the Company’s values and expected business conduct to their personnel directly from the Company’s senior leadership.
●	Management is enhancing our quarterly disclosure committee meetings to require additional communication of business activities to the appropriate finance and accounting personnel and to our Board and Audit Committee as required.
●	The Company has hired and continues to hire additional accounting and compliance personnel as is necessary to maintain an effective control environment commensurate with our financial reporting requirements. Management will continue to assess the composition of its resource needs, both internal and external, which may include hiring additional accounting and compliance resources, including engaging in third-party advisors when necessary.
●	Management is implementing a formal process to periodically review and update accounting policies.
●	Management has reviewed and refined the Company’s current accounting memorandums related to product, parts, and accessories sales and FPP service contracts to address the proper financial reporting considerations. Additionally, management is enhancing the design of and implementing controls over financial reporting for (i) systems, products, parts, and accessories sales subject to bill and hold arrangements with customers and (ii) FPP service contracts, including the cost recognition of parts and labor associated with FPP service contracts.

We believe these measures will remediate the material weaknesses, but management is assessing the need for any additional steps to remediate the underlying causes that gave rise to these weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary.

Inherent Limitations of the Effectiveness of Internal Control

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Capstone Green Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Green Energy Corporation (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the accompanying financial statements as of March 31, 2022 and 2021 and for each of the two years in the period ended March 31, 2022 have been restated.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring losses, continues to use cash in operations, and was in violation of certain covenants associated with its long-term debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable Allowances

Description of Matter

The Company’s accounts receivable totaled approximately $16.5 million, net of an allowance of approximately $586,000, as of March 31, 2022. As a result of the ongoing COVID-19 pandemic, along with current geopolitical tensions, the Company saw an increase in its overall days sales outstanding during the year ended March 31, 2022 resulting in delays in the collections of its accounts receivable. As described in Note 2 to the consolidated financial statements, management maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances.

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

Revenue Recognition – Bill and Hold Transactions

Description of Matter

The Company’s revenues totaled approximately $64.0 million and $67.6 million for the years ended March 31, 2022 and 2021, respectively. In various instances, the sales of products, parts, and accessories were shipped and held at third party warehouses until the time in which the customer took possession of the goods. As described in Note 2 to the consolidated financial statements, the Company previously accounted for such sales incorrectly which required the consolidated financial statements to be restated to correct the errors associated with these transactions. Material weaknesses in the Company’s internal control over financial reporting were also identified as a result of the restatement.

The principal consideration for our determination that performing procedures related to bill and hold transactions was a critical audit matter was the high degree of effort in performing the audit procedures to test such transactions.

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	Evaluated management’s revised technical accounting analysis in applying the provisions of ASC 606 as it pertains to bill and hold transactions.
●	Performed an analysis comparing invoice and custodial information from the third-party warehouses to the Company’s records to ensure accuracy and completeness of the population of bill and hold transactions;
●	Confirmed directly with the customers the periods for which they had taken delivery of the goods;
●	Selected a sample of sales transactions to substantively test whether or not the revenue was properly recognized in the appropriate period; and
●	For transactions where a third-party warehouse was used to hold product, we examined evidence between the Company and customer to determine if the bill-and-hold revenue recognition was properly applied.

Factory Protection Plan Liability

Description of Matter

The Company’s factory protection plan (“FPP”) liability as of March 31, 2022 and 2021 was $9.1 million and $7.7 million, respectively. The Company historically accounted for the costs of such factory protection plans at the time it delivered the spare parts to the customer.  However, as disclosed in Note 2 to the consolidated financial statements, the Company determined the historical accounting for such transactions was incorrect as the costs of the factory protection plans should be recognized at the time the customer orders the spare part. The correction of this error required the consolidated financial statements to be restated. Material weaknesses in the Company’s internal control over financial reporting were also identified as a result of the restatement.

The principal consideration for our determination that performing procedures related to the FPP liability was a critical audit matter was the high degree of effort in performing the audit procedures to test such transactions.

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	Evaluated management’s revised technical accounting analysis in applying the provisions of ASC 606 as it pertains to FPP transactions; and
●	Performed a substantive test of details and cutoff testing procedures over such transaction to ensure (i) costs associated with the FPP contracts were recorded in the appropriate period and (ii) accuracy and completeness of the population of such transactions.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Los Angeles, CA

July 13, 2022, except for the effects of Restatements disclosed in Note 2 and Note 3, and the critical audit matters related to Revenue Recognition – Bill and Hold Transactions and the Factory Protection Plan Liability, to which the date is June 12, 2024.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2022	March 31, 2021
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$22,559	$49,533
Accounts receivable, net of allowances of $586 at March 31, 2022 and $197 at March 31, 2021	15,894	12,902
Inventories, net	30,167	21,688
Prepaid expenses and other current assets	5,519	4,953
Total current assets	74,139	89,076
Property, plant, equipment and rental assets, net	18,038	9,630
Non-current portion of inventories	1,680	1,845
Other assets	8,635	7,639
Total assets	$102,492	$108,190
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$25,130	$19,767
Accrued salaries and wages	1,147	1,889
Accrued warranty reserve	1,483	5,850
Deferred revenue	14,835	11,822
Current portion of notes payable and lease obligations	675	576
Factory protection plan liability	9,170	7,662
Term note payable	50,949	—
Total current liabilities	103,389	47,566
Deferred revenue, non-current	981	765
Long-term portion of notes payable and lease obligations	5,809	4,762
Term note payable, non-current	—	52,865
Total liabilities	110,179	105,958
Commitments and contingencies (Note 13)
Stockholders’ (Deficiency) Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 15,398,368 shares issued and 15,296,735 shares outstanding at March 31, 2022; 12,898,144 shares issued and 12,824,190 shares outstanding at March 31, 2021	15	13
Additional paid-in capital	946,969	934,381
Accumulated deficit	(952,583)	(930,213)
Treasury stock, at cost; 101,633 shares at March 31, 2022 and 73,954 shares at March 31, 2021	(2,088)	(1,949)
Total stockholders’ (deficiency) equity	(7,687)	2,232
Total liabilities and stockholders' (deficiency) equity	$102,492	$108,190

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Revenue:
Product and accessories	$32,720	$36,651
Parts and service	31,244	30,956
Total revenue	63,964	67,607
Cost of goods sold:
Product and accessories	37,106	41,987
Parts and service	21,217	21,135
Total cost of goods sold	58,323	63,122
Gross profit	5,641	4,485
Operating expenses:
Research and development	3,359	2,417
Selling, general and administrative	22,242	18,391
Total operating expenses	25,601	20,808
Loss from operations	(19,960)	(16,323)
Other income	642	4,993
Interest income	21	30
Interest expense	(5,004)	(5,156)
Gain (loss) on debt extinguishment	1,950	(4,282)
Loss before provision for income taxes	(22,351)	(20,738)
Provision for income taxes	19	19
Net loss	(22,370)	(20,757)
Less: Deemed dividend on purchase warrant for common shares	—	15
Net loss attributable to common stockholders	$(22,370)	$(20,772)

Net loss per common share attributable to common stockholders—basic and diluted	$(1.52)	$(1.84)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	14,727	11,280

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficiency) Equity
Balance, April 1, 2020 (Restated)	10,286,366	$10	$915,755	$(909,441)	57,577	$(1,875)	$4,449
Purchase of treasury stock	—	—	—	—	16,377	(74)	(74)
Vested restricted stock awards	71,767	—	74	—	—	—	74
Stock-based compensation	—	—	937	—	—	—	937
Stock awards to Board of Directors	57,098	—	(38)	—	—	—	(38)
Issuance of common stock, net of issuance costs	2,130,634	3	16,778	—	—	—	16,781
Warrants issued	—	—	761	—	—	—	761
Warrants exercised	352,279	—	—	—	—	—	—
Change in warrants valuation	—	—	99	—	—	—	99
Deemed dividend on purchase warrant for common shares	—	—	15	(15)	—	—	—
Net loss	—	—	—	(20,757)	—	—	(20,757)
Balance, March 31, 2021 (Restated)	12,898,144	13	934,381	(930,213)	73,954	(1,949)	2,232
Purchase of treasury stock	—	—	—	—	27,679	(139)	(139)
Vested restricted stock awards	124,184	—	100	—	—	—	100
Stock-based compensation	—	—	1,245	—	—	—	1,245
Stock awards to Board of Directors	70,260	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	2,305,780	2	11,243	—	—	—	11,245
Net loss	—	—	—	(22,370)	—	—	(22,370)
Balance, March 31, 2022 (Restated)	15,398,368	$15	$946,969	$(952,583)	101,633	$(2,088)	$(7,687)

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss	$(22,370)	$(20,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,915	1,452
Amortization of financing costs and discounts	35	623
Amortization of right-of-use assets	657	378
Loss (gain) on debt extinguishment	(1,950)	4,282
Bad debt expense (recovery)	391	(228)
Inventory provision	791	305
Provision for warranty expenses	646	5,930
(Gain) loss on disposal of equipment	—	(1)
Stock-based compensation	1,245	937
Changes in operating assets and liabilities:
Accounts receivable	(3,383)	(3,743)
Inventories	(9,105)	8,870
Prepaid expenses, other current assets and other assets	164	653
Accounts payable and accrued expenses	4,485	4,652
Accrued salaries and wages and long-term liabilities	(743)	245
Accrued warranty reserve	(5,013)	(2,014)
Deferred revenue	3,229	(2,789)
Factory protection plan liability	1,508	2,906
Net cash used in operating activities	(27,498)	1,701
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(9,924)	(3,209)
Net cash used in investing activities	(9,924)	(3,209)
Cash Flows from Financing Activities:
Net proceeds from term note payable	—	20,833
Repayment of notes payable and lease obligations	(685)	(691)
Cash used in employee-stock-based transactions	(138)	(74)
Net proceeds from issuance of common stock and warrants	11,271	15,905
Net cash provided by financing activities	10,448	35,973
Net increase (decrease) in Cash and Cash Equivalents	(26,974)	34,465
Cash and Cash Equivalents, Beginning of Period	49,533	15,068
Cash and Cash Equivalents, End of Period	$22,559	$49,533
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,095	$4,287
Income taxes	$20	$14
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$264	$36
Renewal of insurance contracts financed by notes payable	$567	$593
Issuance of common stock for services to be received	$75	$—
Deemed dividend	$—	$15

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

2. Restatement of Consolidated Financial Statements

The Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended March 31, 2022 and 2021, and each of the interim financial statements for the quarterly periods in 2023, 2022, and 2021 included in its Quarterly Reports on Form 10-Q (collectively, the “Restated Periods”) should no longer be relied upon and a restatement is required for these previously issued consolidated financial statements.

In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company has restated herein the audited consolidated financial statements as of and for the fiscal years ended March 31, 2022 and 2021 and the unaudited quarterly financial information for the 2022 and 2021 fiscal years. Refer to Note 16. Restatement of Quarterly Financial Information (Unaudited) for the quantitative restatement impacts related to the Restated Interim Periods.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description of Misstatements

The following include descriptions of the significant adjustments to the Company’s financial position and results of operations from previously reported consolidated financial statements.

Revenue Recognition of Bill-and-Hold Arrangements (“Bill and Hold”) The Company previously recognized revenue related to the sale of products, parts, and accessories at the point of shipment. In certain circumstances, the Company recognized revenue when the order is shipped to an in-transit warehouse where it is held until it is shipped to the customer. Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue recognized under bill-and-hold arrangements are required to meet specific criteria including: (i) the reason for the bill-and-hold arrangement is substantive, (ii) the product is segregated from the Company’s other inventory items held for sale, (iii) the product is ready for shipment to the customer, and (iv) the Company does not have the ability to use the product or direct it to another customer. As the Company’s previous revenue recognition policy did not correctly apply the required criteria to recognize revenue related to bill-and-hold arrangements, the Company concluded certain revenue related to bill-and-hold arrangements was prematurely recognized. The Company has revised the revenue recognition process, and related internal controls, to properly consider the required bill-and-hold criteria.

To correct this error, (i) the revenue and cost of goods sold were reversed in the period in which the accounting errors took place, (ii) the revenue and cost of goods sold was recognized in subsequent periods when all of the revenue recognition criteria had been met, and (iii) the bad debt expense relating to the accounts receivable associated with prematurely recognized revenue was reversed in the periods prior to achieving the revenue recognition criteria and recognized in subsequent periods consistent with the Company’s policy. Additionally, the related adjustments to accounts receivable, inventory, and deferred revenue were made in the consolidated financial statements for the relevant Restated Periods.

Recognition of the Factory Protection Plan Contracts (“FPP Contracts”) The Company offers a comprehensive factory protection plan (“FPP”) to microturbine system customers guaranteeing service in the form of labor and spare parts to maintain product performance. For a fixed fee, the customer can purchase a FPP for either spare parts only or spare parts and labor reimbursement. The Company previously recognized the FPP revenue on a straight-line basis for the term of the contract, typically 5, 10, 15, or 20 years, and recorded the costs when the replacement parts shipped and when the labor reimbursement request was received. In addition, FPP revenues and costs were presented on a gross basis in the Consolidated Statements of Operations.

As part of the restatement process, the Company reviewed the previous accounting conclusions related to FPP recognition including a separate analysis of the spare parts and labor reimbursement offerings and the general terms of the contract. The Company concluded the timing of cost recognition was improperly delayed and the cost should be recognized when the customer orders the spare parts. As it relates to the accounting for labor reimbursement (“FPP Labor”), the income, based on the respective standalone selling price, and related costs should be presented on a net basis in the Consolidated Statements of Operations. In addition, the Company concluded the FPP contract term is 30 days, as the customer has the right to cancel with a 30-day notice. The Company has since revised its policy, and related internal controls, to properly consider the recognition of FPP contracts.

To correct this error, as it relates to FPP Parts, the cost of goods sold was recognized at the time the spare parts order was received and a liability was recognized for any orders that had not been shipped to the customers in the period the accounting error took place. As it relates to FPP Labor, the labor reimbursement cost was reversed out of cost of goods sold and reclassified to revenue, net. The Company also revised the FPP contract disclosure included in Note 3 – Summary of Significant Accounting Policies to reflect the revised classification of the contract term.

Note Classification As a result of our restated earnings, we were in breach of the Consolidated Adjusted EBITDA Financial Covenant to the Note Purchase Agreement dated as of December 9, 2019, and later amended for the quarter ended June 30, 2021. The breach required a reclassification of the term note payable to a current liability on our

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated balance sheets for the year ended March 31, 2022, and each of the interim financial statements for the quarterly periods in 2022. For further discussion on the Company’s ability to continue as a going concern see Note 3 – Summary of Significant Accounting Policies.

Reclassifications Certain reclassifications have been made to the Company’s previously issued Consolidated Statements of Operations to enhance comparability with the current year’s financial statements. As a result, certain amounts relating to revenues and cost of goods sold for the sale of parts, previously reflected in Product, accessories and parts have been reclassified to Parts and service. These reclassifications had no impact on previously reported net income, cash flows, or shareholders’ equity.

Description of Annual Restatement Tables

The following tables present the impact of the restatement on the previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, and Statements of Cash Flows for the years ended March 31, 2022 and 2021, and the impact of the restatement on beginning stockholders’ equity (deficiency) as of April 1, 2020. The values as previously reported for the years ending March 31, 2022 and 2021 were derived from our Annual Reports on Form 10-K filed on July 14, 2022 and June 14, 2021, respectively.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2022
			FPP	Note
(in thousands)	As Reported	Bill and Hold	Contracts	Classification	As Restated
Assets
Current Assets:
Cash and cash equivalents	$22,559	$—	$—	$—	$22,559
Accounts receivable, net of allowances	24,665	(8,771)	—	—	15,894
Inventories, net	18,465	11,702	—	—	30,167
Prepaid expenses and other current assets	5,519	—	—	—	5,519
Total current assets	71,208	2,931	—	—	74,139
Property, plant, equipment and rental assets, net	18,038	—	—	—	18,038
Non-current portion of accounts receivable	1,212	(1,212)	—	—	—
Non-current portion of inventories	1,680	—	—	—	1,680
Other assets	8,635	—	—	—	8,635
Total assets	$100,773	$1,719	$—	$—	$102,492
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$25,130	$—	$—	$—	$25,130
Accrued salaries and wages	1,147	—	—	—	1,147
Accrued warranty reserve	1,483	—	—	—	1,483
Deferred revenue	9,185	5,650	—	—	14,835
Current portion of notes payable and lease obligations	675	—	—	—	675
Factory protection plan liability	—	—	9,170	—	9,170
Term note payable	—	—	—	50,949	50,949
Total current liabilities	37,620	5,650	9,170	50,949	103,389
Deferred revenue, non-current	981	—	—	—	981
Long-term portion of notes payable and lease obligations	5,809	—	—	—	5,809
Term note payable, non-current	50,949	—	—	(50,949)	—
Total liabilities	95,359	5,650	9,170	—	110,179
Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock	—	—	—	—	—
Common stock	15	—	—	—	15
Additional paid-in capital	946,969	—	—	—	946,969
Accumulated deficit	(939,482)	(3,931)	(9,170)	—	(952,583)
Treasury stock	(2,088)	—	—	—	(2,088)
Total stockholders’ (deficiency) equity	5,414	(3,931)	(9,170)	—	(7,687)
Total liabilities and stockholders' (deficiency) equity	$100,773	$1,719	$—	$—	$102,492

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Assets
Current Assets:
Cash and cash equivalents	$49,533	$—	$—	$49,533
Accounts receivable, net of allowances	20,593	(7,691)	—	12,902
Inventories, net	11,829	9,859	—	21,688
Prepaid expenses and other current assets	4,953	—	—	4,953
Total current assets	86,908	2,168	—	89,076
Property, plant, equipment and rental assets, net	9,630	—	—	9,630
Non-current portion of inventories	1,845	—	—	1,845
Other assets	7,639	—	—	7,639
Total assets	$106,022	$2,168	$—	$108,190
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$19,767	$—	$—	$19,767
Accrued salaries and wages	1,889	—	—	1,889
Accrued warranty reserve	5,850	—	—	5,850
Deferred revenue	6,374	5,448	—	11,822
Current portion of notes payable and lease obligations	576	—	—	576
Factory protection plan liability	—	—	7,662	7,662
Total current liabilities	34,456	5,448	7,662	47,566
Deferred revenue, non-current	765	—	—	765
Long-term portion of notes payable and lease obligations	4,762	—	—	4,762
Term note payable, net	52,865	—	—	52,865
Total liabilities	92,848	5,448	7,662	105,958
Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock	—	—	—	—
Common stock	13	—	—	13
Additional paid-in capital	934,381	—	—	934,381
Accumulated deficit	(919,271)	(3,280)	(7,662)	(930,213)
Treasury stock	(1,949)	—	—	(1,949)
Total stockholders’ (deficiency) equity	13,174	(3,280)	(7,662)	2,232
Total liabilities and stockholders' (deficiency) equity	$106,022	$2,168	$—	$108,190

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31, 2022
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$37,181	$(4,461)	$—	$32,720
Parts and service	32,464	(707)	(513)	31,244
Total revenue, net	69,645	(5,168)	(513)	63,964
Cost of goods sold:
Product and accessories	40,483	(3,377)	—	37,106
Parts and service	20,624	(402)	995	21,217
Total cost of goods sold	61,107	(3,779)	995	58,323
Gross profit	8,538	(1,389)	(1,508)	5,641
Operating expenses:
Research and development	3,359	—	—	3,359
Selling, general and administrative	22,980	(738)	—	22,242
Total operating expenses	26,339	(738)	—	25,601
Loss from operations	(17,801)	(651)	(1,508)	(19,960)
Other income (expense)	642	—	—	642
Interest income	21	—	—	21
Interest expense	(5,004)	—	—	(5,004)
Gain (loss) on debt extinguishment	1,950	—	—	1,950
Loss before provision for income taxes	(20,192)	(651)	(1,508)	(22,351)
Provision for income taxes	19	—	—	19
Net loss	(20,211)	(651)	(1,508)	(22,370)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(20,211)	$(651)	$(1,508)	$(22,370)

Net loss per share—basic and diluted	$(1.37)	$(0.04)	$(0.10)	$(1.52)
Weighted average shares outstanding	14,727	14,727	14,727	14,727

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$36,517	$134	$—	$36,651
Parts and service	31,119	570	(733)	30,956
Total revenue, net	67,636	704	(733)	67,607
Cost of goods sold:
Product and accessories	42,025	(38)	—	41,987
Parts and service	18,756	206	2,173	21,135
Total cost of goods sold	60,781	168	2,173	63,122
Gross profit	6,855	536	(2,906)	4,485
Operating expenses:
Research and development	2,417	—	—	2,417
Selling, general and administrative	18,391	—	—	18,391
Total operating expenses	20,808	—	—	20,808
Loss from operations	(13,953)	536	(2,906)	(16,323)
Other income (expense)	4,993	—	—	4,993
Interest income	30	—	—	30
Interest expense	(5,156)	—	—	(5,156)
Gain (loss) on debt extinguishment	(4,282)	—	—	(4,282)
Loss before provision for income taxes	(18,368)	536	(2,906)	(20,738)
Provision for income taxes	19	—	—	19
Net loss	(18,387)	536	(2,906)	(20,757)
Less: Deemed dividend on purchase warrant for common shares	15	—	—	15
Net loss attributable to common stockholders	$(18,402)	$536	$(2,906)	$(20,772)

Net loss per share—basic and diluted	$(1.63)	$0.05	$(0.26)	$(1.84)
Weighted average shares outstanding	11,280	11,280	11,280	11,280

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficiency) Equity
Balance as of April 1, 2020	10,286,366	$10	$915,755	$(900,869)	57,577	$(1,875)	$13,021
(As previously reported)
Adjustments:
Bill and Hold	—	—	—	(3,816)	—	—	(3,816)
Re-rents	—	—	—	—	—	—	—
FPP Contracts	—	—	—	(4,756)	—	—	(4,756)
Note Classification	—	—	—	—	—	—	—
Cumulative restatement adjustments	—	—	—	(8,572)	—	—	(8,572)
Balance as of April 1, 2020
(As Restated)	10,286,366	$10	$915,755	$(909,441)	57,577	$(1,875)	$4,449

Other changes to the Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended March 31, 2022 and 2021 as a result of the restatement are due to the changes in net income.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31, 2022
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(20,211)	$(651)	$(1,508)	$(22,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,915	—	—	1,915
Amortization of financing costs and discounts	35	—	—	35
Amortization of right-of-use assets	657	—	—	657
(Gain) loss on debt extinguishment	(1,950)	—	—	(1,950)
Bad debt expense (recovery)	1,129	(738)	—	391
Inventory provision	791	—	—	791
Provision for warranty expenses	646	—	—	646
Stock-based compensation	1,245	—	—	1,245
Changes in operating assets and liabilities:
Accounts receivable	(6,413)	3,030	—	(3,383)
Inventories	(7,262)	(1,843)	—	(9,105)
Prepaid expenses, other current assets and other assets	164	—	—	164
Accounts payable and accrued expenses	4,485	—	—	4,485
Accrued salaries and wages and long-term liabilities	(743)	—	—	(743)
Accrued warranty reserve	(5,013)	—	—	(5,013)
Deferred revenue	3,027	202	—	3,229
Factory protection plan liability	—	—	1,508	1,508
Net cash used in operating activities	(27,498)	—	—	(27,498)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(9,924)	—	—	(9,924)
Net cash used in investing activities	(9,924)	—	—	(9,924)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(685)	—	—	(685)
Cash used in employee stock-based transactions	(138)	—	—	(138)
Net proceeds from issuance of common stock and warrants	11,271	—	—	11,271
Net cash provided by financing activities	10,448	—	—	10,448
Net increase (decrease) increase in Cash and Cash Equivalents	(26,974)	—	—	(26,974)
Cash and Cash Equivalents, Beginning of Period	49,533	—	—	49,533
Cash and Cash Equivalents, End of Period	$22,559	$—	$—	$22,559
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,095	$—	$—	$5,095
Income taxes	$20	$—	$—	$20
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$264	$—	$—	$264
Renewal of insurance contracts financed by notes payable	$567	$—	$—	$567
Issuance of common stock for services to be received	$75	$—	$—	$75

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(18,387)	$536	$(2,906)	$(20,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,452	—	—	1,452
Amortization of financing costs and discounts	623	—	—	623
Amortization of right-of-use assets	378	—	—	378
(Gain) loss on debt extinguishment	4,282	—	—	4,282
Bad debt expense (recovery)	(228)	—	—	(228)
Inventory provision	305	—	—	305
Provision for warranty expenses	5,930	—	—	5,930
(Gain) loss on disposal of equipment	(1)	—	—	(1)
Stock-based compensation	937	—	—	937
Changes in operating assets and liabilities:
Accounts receivable	(4,125)	382	—	(3,743)
Inventories	8,702	168	—	8,870
Prepaid expenses, other current assets and other assets	653	—	—	653
Accounts payable and accrued expenses	4,652	—	—	4,652
Accrued salaries and wages and long-term liabilities	245	—	—	245
Accrued warranty reserve	(2,014)	—	—	(2,014)
Deferred revenue	(1,703)	(1,086)	—	(2,789)
Factory protection plan liability	—	—	2,906	2,906
Net cash used in operating activities	1,701	—	—	1,701
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(3,209)	—	—	(3,209)
Net cash used in investing activities	(3,209)	—	—	(3,209)
Cash Flows from Financing Activities:
Net proceeds from term note payable	20,833	—	—	20,833
Repayment of notes payable and lease obligations	(691)	—	—	(691)
Cash used in employee stock-based transactions	(74)	—	—	(74)
Net proceeds from issuance of common stock and warrants	15,905	—	—	15,905
Net cash provided by financing activities	35,973	—	—	35,973
Net increase (decrease) increase in Cash and Cash Equivalents	34,465	—	—	34,465
Cash and Cash Equivalents, Beginning of Period	15,068	—	—	15,068
Cash and Cash Equivalents, End of Period	$49,533	$—	$—	$49,533
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,287	$—	$—	$4,287
Income taxes	$14	$—	$—	$14
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$36	$—	$—	$36
Renewal of insurance contracts financed by notes payable	$593	$—	$—	$593
Deemed dividend	$15	$—	$—	$15

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies and Going Concern

Cash Equivalents  The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at date of purchase as cash equivalents.

Fair Value of Financial Instruments  The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, revolving credit facility and notes payable approximate fair market value based on their short-term nature. See Note 11—Fair Value Measurements, for disclosure regarding the fair value of other financial instruments.

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

Balance, April 1, 2020 (Restated)	$522
Reductions charged to costs and expenses	(228)
Bad debt write-off	(97)
Balance, March 31, 2021 (Restated)	$197
Additions charged to costs and expenses	391
Bad debt write-off	(2)
Balance, March 31, 2022 (Restated)	$586

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

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2022 and determined that no impairment was necessary. See Note 6—Intangible Assets.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue The Company derives its revenues primarily from the sale of microturbine products, accessories, parts and services.

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

Microturbine Products The Company recognizes revenue when the performance obligation identified under the terms of the contract with its customer is satisfied, which generally occurs, for microturbine products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with microturbine product is recognized at a point in time when the microturbine product is shipped to the customer. On occasion, the Company enters into bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed, and revenue is recognized only when certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer.

Accessories The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for accessories, upon the transfer of control in accordance with the contractual terms and conditions of the sale.

Parts and Services Revenue from extended warranties and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a system has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue. The Company extends payment terms past one year only on a limited basis, and thus any financing component is not considered material.

Factory Protection Plan In addition to the provision of standard warranties, the Company offers comprehensive Factory Protection Plans to minimize product downtime and guarantee maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the 30-day, noncancellable FPP contract period with automatic renewals for 5, 10, 15, or 20 years under ASC 606. The related costs are accrued at the time a customer submits an order for a replacement part to reflect the Company’s obligation. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation. The provision is periodically adjusted to reflect actual experience. FPP contracts typically go into effect once the standard warranty expires.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Some FPPs offer a labor reimbursement on the labor performed on a microturbine system. Due to the nature of the arrangement, labor reimbursements are accounted for under ASC 460. See below for additional information on the labor reimbursement within the FPP offering.

Comprehensive factory protection plan service contracts require payment at the beginning of the contract period. Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. These payments are treated as a contract liability and are classified in deferred revenue in the Consolidated Balance Sheets. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statement of Operations. The deferred revenue relating to the annual maintenance service contracts is recognized in the Consolidated Statement of Operations on a straight-line basis over the expected term of the contract.

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

Products, parts and accessories are distinct as such services are often sold separately. In determining whether FPP and other service contracts are distinct, the Company considers the following factors for each FPP and service agreement: availability of the services from other vendors, the nature of the services, the timing of when the service contract was signed in comparison to the product delivery date and the contractual dependence of the product on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the FPP and service contracts included in contracts with multiple performance obligations are distinct.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

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

Factory Protection Plan Service Cost Reimbursement

Each FPP is a 30-day contract period with automatic renewals for 5, 10, 15, or 20 years. As previously noted, some FPPs offer a labor reimbursement on the labor performed on a product. An Authorized Service Provider (ASP) must perform the labor. ASPs submit claims for labor reimbursements and are credited for the cost of labor if the repairs meet the Company’s prescribed standards. The current carrying amount of the liability is $9.2 million. The Company is unable to develop a reasonable estimate of the maximum potential payout under these arrangements because the FPPs do not contain a limit on the number of labor reimbursements that may be submitted. However, given historical practice, the Company has priced the FPP to cover all costs incurred related to the labor reimbursement and is not exposed to significant losses over the FPP premium.

The labor reimbursement is separate and distinct from the parts offering; therefore, the Company allocates a portion of the transaction price to the labor reimbursement based on SSP. The Company applies judgment in determining the SSP as the labor reimbursement is not sold separately. The Company will recognize a liability at the inception of the executed FPP agreement for the premium received in advance for the Labor offering. Income will be recognized on a net, straight-line basis with labor reimbursement costs recognized when incurred.

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses, and both are recorded as the related costs are incurred in the Company’s Condensed Statements of Operations. There were no offsets to R&D during Fiscal 2022 and 2021.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Sales to E-Finity accounted for 18% of the Company’s revenue for Fiscal 2022. Sales to CAL and E-Finity accounted for 19% and 12%, respectively, of the Company’s revenue for Fiscal 2021. Additionally, E-Finity and Radian accounted for 28% and 14%, respectively, of net accounts receivable as of March 31, 2022. CAL, Supernova and DTC Soluciones accounted for 15%, 11% and 11%, respectively, of net accounts receivable as of March 31, 2021.

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

Going Concern  In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2022, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2022 consolidated financial statements. As of March 31, 2022, we had cash and cash equivalents of $22.6 million, and outstanding debt of $51.0 million at fair value. We incurred a net loss of $22.4 million and used cash from operating activities of $27.5 million during the Fiscal 2022.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There has been a history of recurring operating losses, negative cash flows from operating activities, continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the COVID-19 pandemic, the Russian invasion of Ukraine, and ongoing global geopolitical tensions. Our working capital requirements during Fiscal 2022 were primarily for increases in inventory to continue to produce product despite supply chain challenges, as well as the delayed timing of accounts receivable collections due to the COVID-19 pandemic and impacts from the ongoing conflict between Russia and Ukraine. Our net loss increased during Fiscal 2022 primarily due to lower overhead and operating expenses in Fiscal 2021 from our COVID-19 Business Continuity Plan. In addition, as a result of the Company’s restated earnings, we were in breach of the Consolidated Adjusted EBITDA Financial Covenant to the Note Purchase Agreement dated as of December 9, 2019, and later amended for the quarter ended June 30, 2021. The breach required a change in classification of the term note payable to a current liability on our consolidated balance sheet resulting in a liquidity issue for the Company (see Note 12–Term Note Payable in the Notes to the Consolidated Financial Statements for further discussion of the outstanding debt). After evaluation of these conditions and events, management assessed that there was substantial doubt about our ability to continue as a going concern.

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

In March 2022, we successfully implemented an expense reduction plan and announced our efforts to reduce operating costs and modify our operating model to better match our expanding EaaS business. We undertook a holistic review of our operations, taking the growing EaaS business into account. Beginning on February 28, 2022, we furloughed 17 employees for a period of 120 days, eliminated the position of Chief Revenue Officer, held by Jim Crouse, effective April 15, 2022, instituted 15% temporary pay cuts for approximately 36 employees and 25% temporary pay cuts for members of our senior leadership team, among other actions. We believe that the implementation of the expense reduction plan aligns our current cost structure to support our higher margin EaaS revenues.

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

We reduced our outstanding debt via proceedings in U.S. Chapter 11 Bankruptcy Court. On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws, as further discussed below. The Company emerged from Bankruptcy on December 7, 2023, and affected the financial and organizational restructuring.

Voluntary Filing under Chapter 11

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2023, the Company and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Services, LLC. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings were jointly administered under the caption In re Capstone Green Energy Corporation, Inc., et al. (the “Chapter 11 Cases”). The Debtors continued to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on September 29, 2023, the Debtors obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations during the Chapter 11 Cases.

Concurrent with the petition, the Debtors entered into the Transaction Support Agreement (“TSA”) with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC. (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”). The TSA, among other things, provided that Broad Street and the Collateral Agent would support the Debtors' restructuring efforts as set forth in, and subject to the terms and conditions of, the TSA. The TSA contained customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the TSA. The TSA also provided for termination by the parties upon the occurrence of certain events.

DIP Note Purchase Agreement

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023, the Debtors entered into a super-priority senior secured debtor-in-possession note purchase agreement (the “DIP Note Purchase Agreement”) with Broad Street and the Collateral Agent. The Purchaser provided the Debtors with a credit facility (the “DIP Facility”) in an aggregate principal amount of $30.0 million, consisting of (1) $12.0 million new money DIP notes, and (2) a roll-up of secured obligations under the existing pre-petition debt with the Purchaser in the amount of $18.0 million, subject to the terms and conditions set forth in the DIP Note Purchase Agreement. On September 28, 2023, the Debtors filed the Motion of Debtors for Interim and Final Orders (I) Authorizing the Debtors to Obtain Senior Secured Postpetition Financing, (II) Granting Liens and Superpriority Administrative Expense Status, (III) Authorizing the Use of Cash Collateral, (IV) Granting Adequate Protection to Pre-Petition Secured Parties, (V) Scheduling a Final Hearing, and (VI) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Note Purchase Agreement was attached to the Plan filed as part of the voluntary petition.

On October 2, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Note Purchase Agreement, the Debtors were authorized to make a single, initial draw of $9.0 million on the DIP Facility (the “Initial Draw”). The remaining $3.0 million of the DIP Facility became available to be drawn by the Debtors on November 13, 2023, after the Bankruptcy Court entered the Final DIP Order (the “Final Order”). The amount was drawn by the Debtors on October 24, 2023, after the entry of the Final Order and compliance with the terms, conditions, and covenants to be set forth in the DIP Documents. Substantially all of the Debtors’ assets were encumbered by first-priority liens of the Purchaser.

The Bankruptcy Court originally set a final hearing date on November 7, 2023, in accordance with the requirements of the TSA. On November 3, 2023, the final hearing was cancelled and rescheduled to November 13, 2023, with the permission of the Bankruptcy Court.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Emergence from Voluntary Chapter 11 Proceedings

The Bankruptcy Court confirmed the Plan on November 14, 2023, and the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases ("Emergence") on December 7, 2023. On or following the Emergence Date and pursuant to the terms of the Plan, the following occurred or became effective:

▪Restructuring: The Company was reorganized pursuant to the Transaction Support Agreement between Capstone, Broad Street, and the Collateral Agent and became a private company that continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”). Capstone Turbine International became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. This entity is the successor entity for purposes of Securities and Exchange Commission registration, and the conducting of all Capstone business (other than in respect of the Retained Assets). Pre-petition equity holders received 100% of the common equity in this public entity, subject to dilution for any equity incentive plans implemented as part of the reorganization. All equity of the predecessor entity was cancelled, and the predecessor entity became a reorganized private company. The reorganized private company equity is owned 100% by the pre-petition senior secured lender in exchange for the satisfaction of $35.0 million of its pre-petition claims, and $10.0 million of its DIP claim. A new subsidiary to the public entity was created, issuing 100% of its common equity to the public entity, and 100% of its preferred equity to the reorganized private entity. The preferred equity is convertible at the option of the holder at any time to 37.5% of the common equity deemed outstanding, making the common equity of the new subsidiary subject to dilution to 62.5% ownership.

▪Exit Financing: The DIP Facility converted into an Exit Facility (as defined herein) for an aggregate principal amount of $27.0 million, consisting of (1) $7.0 million new money notes, (2) a roll-up of secured obligations under the pre-petition debt in the amount of $8.0 million, and (3) a roll-up of the DIP new money notes of $12.0 million, subject to the terms and conditions set forth in the Exit Facility Agreement. The new money notes mature two years from the emergence date, and the roll-up debts mature three years from the emergence date. Interest is calculated using a SOFR rate plus an applicable margin, and a portion is paid-in-kind until the third year following emergence. In the original Plan, the Exit Facility was to be for an aggregate principal amount of $25.0 million, with only $5.0 million in new money notes. The final approved Plan increased the new money notes to $7.0 million upon the confirmation of the Plan by Bankruptcy Court.

Nasdaq Delisting of Common Stock

Effective at the opening of the trading session on October 5, 2023, the Company’s common stock was suspended from trading on the Nasdaq Capital Market. Effective October 23, 2023, the Company’s common stock was delisted from the Nasdaq Capital Market.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
United States	$30,269	$33,332
Mexico	3,706	3,836
All other North America	600	304
Total North America	34,575	37,472
Russia	3,381	3,107
All other Europe	10,872	13,026
Total Europe	14,253	16,133
Asia	5,978	6,342
Australia	4,195	3,297
All other	4,963	4,363
Total Revenue	$63,964	$67,607

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
C30	$1,101	$1,009
C65	8,763	9,989
C200	3,213	2,619
C600	6,899	6,707
C800	4,935	3,069
C1000	6,456	10,974
Microturbine Products	$31,367	$34,367
Accessories	1,353	2,284
Total Product and Accessories	32,720	36,651
Parts and Service	31,244	30,956
Total Revenue	$63,964	$67,607

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

4. Inventories

Inventories are valued at the lower of cost (determined on a first in first out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
	(Restated)	(Restated)
Raw materials	$20,071	$15,755
Work in process	—	(30)
Finished goods	13,637	9,859
Total	33,708	25,584
Less: inventory reserve	(1,861)	(2,051)
Less: non-current portion	(1,680)	(1,845)
Total inventory, net-current portion	$30,167	$21,688

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

Non-current Inventory
Balance Expected
to be Used
Expected Period of Use	(Restated)
13 to 24 months	$784
25 to 36 months	896
Total	$1,680

5. Property, Plant and Equipment

Property, plant, equipment and rental assets consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
	(Restated)	(Restated)
Machinery, equipment, automobiles and furniture	$15,945	$15,523
Leasehold improvements	8,848	8,069
Molds and tooling	3,469	3,192
Rental assets	17,079	8,378
	45,341	35,162
Less: accumulated depreciation	(27,303)	(25,532)
Total property, plant, equipment and rental assets, net	$18,038	$9,630

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

6. Intangible Assets

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

	March 31, 2022	March 31, 2021
	(Restated)	(Restated)
Balance, beginning of the period (Restated)	$5,850	$1,934
Standard warranty provision	646	985
Accrual related to reliability repair programs	—	4,945
Deductions for warranty claims	(5,013)	(2,014)
Balance, end of the period (Restated)	$1,483	$5,850

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

8. Revenue Recognition

The following table presents disaggregated revenue by business group (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Microturbine Products	$31,367	$34,367
Accessories	1,353	2,284
Total Product and Accessories	32,720	36,651
Parts and Service(1)	31,244	30,956
Total Revenue	$63,964	$67,607
(1)	$0.3 million and $0.1 million of parts and service revenue reported were non-ASC-606 revenue related to the labor reimbursement of FPP contracts as of March 31, 2022 and 2021, respectively.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
United States	$30,269	$33,332
Mexico	3,706	3,836
All other North America	600	304
Total North America	34,575	37,472
Russia	3,381	3,107
All other Europe	10,872	13,026
Total Europe	14,253	16,133
Asia	5,978	6,342
Australia	4,195	3,297
All other	4,963	4,363
Total Revenue	$63,964	$67,607

Contract Balances

The Company’s deferred revenues consist of advance payments for microturbine products, parts, accessories, and parts ordered under an FPP plan, but not yet delivered (contract liabilities), as well as advanced payments on service obligations and extended warranties. The current portion of deferred revenue is included in Deferred revenue and the non-current portion of deferred revenue is included in Deferred revenue, non-current in the consolidated balance sheets.

As of March 31, 2022, the balance of deferred revenue was approximately $15.8 million compared to $12.6 million as of March 31, 2021. This overall increase in the balance of deferred revenue of $3.2 million during Fiscal 2022 was comprised of increases in deferred revenue attributable to deposits of $2.2 million and Distributor Support System (“DSS program”) of $1.3 million, offset by a decrease in FPP contracts of $0.3 million. Changes in deferred revenue are as follows (in thousands):

	March 31, 2022	March 31, 2021
	(Restated)	(Restated)
Opening balance, beginning of the period	$12,587	$15,376
Closing balance, end of the period	$15,816	$12,587
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$11,303	$11,998

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

9. Income Taxes

Loss before provision for income taxes consisted of the following for the years ended March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
United States	$(22,391)	$(20,758)
Foreign	40	20
Loss before provision for income taxes	$(22,351)	$(20,738)

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

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Federal income tax benefit at the statutory rate	$(4,694)	$(4,355)
State taxes, net of federal effect	(714)	(327)
Foreign taxes	5	9
Expiring NOLs and tax credits	11,028	14,086
Impact of state rate change	(142)	3
Valuation allowance	(5,552)	(9,483)
Shortfall in tax benefit—stock compensation	75	87
True-up	—	(2)
Other	13	1
Income tax expense	$19	$19

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Deferred tax assets:
Inventories	$2,194	$1,515
Warranty reserve	2,513	3,135
Bad debt reserve	199	58
Deferred revenue	2,284	2,358
Net operating loss (“NOL”) carryforwards	130,928	135,150
Tax credit carryforwards	13,370	13,988
Depreciation, amortization and impairment loss	—	1,237
Lease liability	1,464	1,146
Interest limitation	4,655	3,735
Other	1,095	1,032
Deferred tax assets	158,702	163,354
Valuation allowance for deferred tax assets	(156,702)	(162,254)
Deferred tax assets, net of valuation allowance	2,000	1,100
Deferred tax liabilities:
Depreciation, amortization and impairment loss	(594)	—
Right of use assets	(1,406)	(1,100)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for fiscal years ended March 31, 2022 and 2021 was $5.5 million and $9.5 million, respectively.

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2022 were as follows (in thousands):

	Amount	Expiration
	(Restated)	Period
Federal NOL generated before April 1, 2018	$494,213	2022 - 2038
Federal NOL generated after March 31, 2018	$70,613	Indefinite
State NOL	$175,333	2025 - 2039
Federal tax credit carryforwards	$5,713	2022 - 2038
State tax credit carryforwards	$9,692	Indefinite

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

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2022 and 2021 was $1.9 million. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2022 or March 31, 2021. The

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2022 and March 31, 2021 was $1.9 million. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2022 and 2021 was $5.7 million and $9.7 million, and $6.3 million and $9.7 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2020	$2,272
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(326)
Balance at March 31, 2021 (Restated)	$1,946
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(48)
Balance at March 31, 2022 (Restated)	$1,898

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

10. Stockholders’ (Deficiency) Equity

The following table summarizes, by consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Cost of goods sold	$109	$83
Research and development	79	41
Selling, general and administrative	1,057	813
Stock-based compensation expense	$1,245	$937

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

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2021	497,281	$5.65
Granted	328,963	5.40
Vested and issued	(194,444)	5.18
Forfeited	(39,995)	5.78
Non-vested restricted stock units outstanding at March 31, 2022	591,805	5.66
Restricted stock units expected to vest beyond March 31, 2022	591,805	$5.66

The following table provides additional information on restricted stock units and performance restricted stock units:

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Restricted stock compensation expense (in thousands)	$1,245	$937
Aggregate fair value of restricted stock units vested and issued (in thousands)	$936	$352
Weighted average grant date fair value of restricted stock units granted during the period	$5.40	$5.28

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goldman “2020 Warrant”

On October 1, 2020, the Company entered into an Amendment No. 3 to the Purchase Warrant for Common Shares (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amends that certain Purchase Warrant for Common Shares originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended (the “Original Warrant”). Amendment No. 3 amends the Original Warrant to amend Section 2.1, Section 2.2(c) and Section 18.1 of the Warrant to, among other things, make certain changes necessitated by the issuance of a second Warrant (the “2020 Warrant”) to the Warrant Holder pursuant to the Company’s entry into the Amended & Restated (“A&R”) Note Purchase Agreement (See Note 12 – Term Note Payable).

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

11. Fair Value Measurements

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

Basis for Valuation

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

warrant and capitalized debt issuance costs and as of March 31, 2022 includes both the Three-Year Term Note and the SBA Paycheck Protection Program (“PPP”) Loan as discussed in Note 12–Term Note Payable. The carrying values and estimated fair values of these obligations are as follows (in thousands):

	As of March 31, 2022		As of March 31, 2021
	(Restated)		(Restated)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,949	$51,000	$50,915	$51,000
PPP loan	—	—	1,950	1,950
Total	$50,949	$51,000	$52,865	$52,950

12. Term Note Payable

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

On March 13, 2023, the Company transferred $9 million of funds from Bridge Bank, Affiliate of Western Alliance Bank, to Wells Fargo Bank. The Wells Fargo Bank account did not have an account control agreement in place, resulted in a breach of the covenant requiring the Company to have at all times a liquidity (i.e., cash in accounts covered by account control agreements) (the “Liquidity Covenant”) of at least $9 million. The Company transferred the $9 million back to its Bridge Bank account on April 5, 2023. On April 21, 2023, the Company again breached the Liquidity Covenant when its total funds in accounts subject to account control agreements fell below $9 million. On July 3, 2023, the Company failed to make the interest payment for the most recently ended quarter. On July 6, 2023, the Company entered into the A&R NPA Fourth Amendment with the Purchase and the Collateral Agent.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

13. Commitments and Contingencies

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

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Operating lease cost	$1,157	$1,051

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to the leases was as follows (in thousands):

	March 31, 2022	March 31, 2021
	(Restated)	(Restated)
Operating lease right-of-use assets	$5,959	$4,741
Total operating lease right-of-use assets	$5,959	$4,741

Operating lease liability, current	$586	$485
Operating lease liability, non-current	5,619	4,456
Total operating lease liabilities	$6,205	$4,941

Weighted average remaining lease life	8.35 years	6.51 years

Weighted average discount rate	12.00%	13.00%

The Company records its right-of-use assets within other assets (non-current) and its operating lease liabilities within current and long-term portion of notes payable and lease obligations.

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended March 31,
	2022	2021
	(Restated)	(Restated)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,106	$1,116
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,877	$—

Other supplemental operating lease information consists of the following:

At March 31, 2022, as restated, the Company’s minimum commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2023	$1,297
2024	1,324
2025	1,248
2026	1,243
2027	1,279
Thereafter	3,358
Total lease payments	$9,749
Less: imputed interest	(3,544)
Present value of operating lease liabilities	$6,205

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14. Employee Benefit Plans

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

15. Other Assets

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	March 31, 2022	March 31, 2021
	(Restated)	(Restated)
Other current assets	$124	$124
Other assets	2,506	2,613
Royalty-related assets	$2,630	$2,737

16. Restatement of Quarterly Financial Information (Unaudited)

The following tables present the impact of the restatement, as described in Note 2 – Restatement of Consolidated Financial Statements, on the previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, and Statements of Cash Flows for the quarterly periods ended June 30, 2021, September 30, 2021, December 31, 2021, June 30, 2020, September 30, 2020, and December 31, 2020. Changes to the Consolidated Statements of Stockholders’ Equity (Deficiency) for the respective quarterly periods as a result of the restatement are due to the changes in net loss. The values as previously reported for the quarterly periods ended June 30, 2021, September 30, 2021, December 31, 2021, June 30, 2020, September 30, 2020, and December 31, 2020 were derived from our Quarterly Reports on Form 10-Q filed on August 11, 2021, November 10, 2021, February 10, 2022, August 6, 2020, November 10, 2020, and February 9, 2021, respectively.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2021
			FPP	Note
(in thousands)	As Reported	Bill and Hold	Contracts	Classification	As Restated
Assets
Current Assets:
Cash and cash equivalents	$49,216	$—	$—	$—	$49,216
Accounts receivable, net of allowances	23,871	(13,592)	—	—	10,279
Inventories, net	14,937	12,218	—	—	27,155
Prepaid expenses and other current assets	5,718	—	—	—	5,718
Total current assets	93,742	(1,374)	—	—	92,368
Property, plant, equipment and rental assets, net	10,669	—	—	—	10,669
Non-current portion of inventories	1,802	—	—	—	1,802
Other assets	7,497	—	—	—	7,497
Total assets	$113,710	$(1,374)	$—	$—	$112,336
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,396	$—	$—	$—	$22,396
Accrued salaries and wages	1,565	—	—	—	1,565
Accrued warranty reserve	3,904	—	—	—	3,904
Deferred revenue	6,000	3,041	—	—	9,041
Current portion of notes payable and lease obligations	1,097	—	—	—	1,097
Factory protection plan liability	—	—	8,566	—	8,566
Term note payable	—	—	—	50,923	50,923
Total current liabilities	34,962	3,041	8,566	50,923	97,492
Deferred revenue, non-current	734	—	—	—	734
Long-term portion of notes payable and lease obligations	4,589	—	—	—	4,589
Term note payable, non-current	50,923	—	—	(50,923)	—
Total liabilities	91,208	3,041	8,566	—	102,815
Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock	—	—	—	—	—
Common stock	15	—	—	—	15
Additional paid-in capital	945,918	—	—	—	945,918
Accumulated deficit	(921,453)	(4,415)	(8,566)	—	(934,434)
Treasury stock	(1,978)	—	—	—	(1,978)
Total stockholders’ (deficiency) equity	22,502	(4,415)	(8,566)	—	9,521
Total liabilities and stockholders' (deficiency) equity	$113,710	$(1,374)	$—	$—	$112,336

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 30, 2021
			FPP	Note
(in thousands)	As Reported	Bill and Hold	Contracts	Classification	As Restated
Assets
Current Assets:
Cash and cash equivalents	$38,267	$—	$—	$—	$38,267
Accounts receivable, net of allowances	25,360	(10,832)	—	—	14,528
Inventories, net	18,023	11,545	—	—	29,568
Prepaid expenses and other current assets	4,310	—	—	—	4,310
Total current assets	85,960	713	—	—	86,673
Property, plant, equipment and rental assets, net	11,687	—	—	—	11,687
Non-current portion of inventories	1,752	—	—	—	1,752
Other assets	8,958	—	—	—	8,958
Total assets	$108,357	$713	$—	$—	$109,070
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$24,754	$—	$—	$—	$24,754
Accrued salaries and wages	1,351	—	—	—	1,351
Accrued warranty reserve	1,864	—	—	—	1,864
Deferred revenue	4,965	5,235	—	—	10,200
Current portion of notes payable and lease obligations	860	—	—	—	860
Factory protection plan liability	—	—	8,027	—	8,027
Term note payable	—	—	—	50,932	50,932
Total current liabilities	33,794	5,235	8,027	50,932	97,988
Deferred revenue, non-current	700	—	—	—	700
Long-term portion of notes payable and lease obligations	6,155	—	—	—	6,155
Term note payable, non-current	50,932	—	—	(50,932)	—
Total liabilities	91,581	5,235	8,027	—	104,843
Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock	—	—	—	—	—
Common stock	15	—	—	—	15
Additional paid-in capital	946,278	—	—	—	946,278
Accumulated deficit	(927,447)	(4,522)	(8,027)	—	(939,996)
Treasury stock	(2,070)	—	—	—	(2,070)
Total stockholders’ (deficiency) equity	16,776	(4,522)	(8,027)	—	4,227
Total liabilities and stockholders' (deficiency) equity	$108,357	$713	$—	$—	$109,070

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2021
			FPP	Note
(in thousands)	As Reported	Bill and Hold	Contracts	Classification	As Restated
Assets
Current Assets:
Cash and cash equivalents	$31,267	$—	$—	$—	$31,267
Accounts receivable, net of allowances	26,842	(12,656)	—	—	14,186
Inventories, net	17,290	13,711	—	—	31,001
Prepaid expenses and other current assets	5,158	—	—	—	5,158
Total current assets	80,557	1,055	—	—	81,612
Property, plant, equipment and rental assets, net	14,262	—	—	—	14,262
Non-current portion of inventories	1,635	—	—	—	1,635
Other assets	8,790	—	—	—	8,790
Total assets	$105,244	$1,055	$—	$—	$106,299
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$26,340	$—	$—	$—	$26,340
Accrued salaries and wages	1,722	—	—	—	1,722
Accrued warranty reserve	1,428	—	—	—	1,428
Deferred revenue	5,231	6,059	—	—	11,290
Current portion of notes payable and lease obligations	707	—	—	—	707
Factory protection plan liability	—	—	7,687	—	7,687
Term note payable	—	—	—	50,940	50,940
Total current liabilities	35,428	6,059	7,687	50,940	100,114
Deferred revenue, non-current	927	—	—	—	927
Long-term portion of notes payable and lease obligations	5,984	—	—	—	5,984
Term note payable, non-current	50,940	—	—	(50,940)	—
Total liabilities	93,279	6,059	7,687	—	107,025
Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock	—	—	—	—	—
Common stock	15	—	—	—	15
Additional paid-in capital	946,621	—	—	—	946,621
Accumulated deficit	(932,593)	(5,004)	(7,687)	—	(945,284)
Treasury stock	(2,078)	—	—	—	(2,078)
Total stockholders’ (deficiency) equity	11,965	(5,004)	(7,687)	—	(726)
Total liabilities and stockholders' (deficiency) equity	$105,244	$1,055	$—	$—	$106,299

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2020
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Assets
Current Assets:
Cash and cash equivalents	$16,229	$—	$—	$16,229
Accounts receivable, net of allowances	14,655	(4,266)	—	10,389
Inventories, net	17,582	6,546	—	24,128
Prepaid expenses and other current assets	4,778	—	—	4,778
Total current assets	53,244	2,280	—	55,524
Property, plant, equipment and rental assets, net	7,560	—	—	7,560
Non-current portion of inventories	1,571	—	—	1,571
Other assets	8,093	—	—	8,093
Total assets	$70,468	$2,280	$—	$72,748
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,804	$—	$—	$10,804
Accrued salaries and wages	1,159	—	—	1,159
Accrued warranty reserve	1,768	—	—	1,768
Deferred revenue	7,025	4,465	—	11,490
Current portion of notes payable and lease obligations	878	—	—	878
Factory protection plan liability	—	—	5,703	5,703
Total current liabilities	21,634	4,465	5,703	31,802
Deferred revenue, non-current	902	—	—	902
Long-term portion of notes payable and lease obligations	4,941	—	—	4,941
Term note payable, net	30,112	—	—	30,112
Total liabilities	57,589	4,465	5,703	67,757
Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock	—	—	—	—
Common stock	11	—	—	11
Additional paid-in capital	917,439	—	—	917,439
Accumulated deficit	(902,692)	(2,185)	(5,703)	(910,580)
Treasury stock	(1,879)	—	—	(1,879)
Total stockholders’ (deficiency) equity	12,879	(2,185)	(5,703)	4,991
Total liabilities and stockholders' (deficiency) equity	$70,468	$2,280	$—	$72,748

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 30, 2020
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Assets
Current Assets:
Cash and cash equivalents	$16,782	$—	$—	$16,782
Accounts receivable, net of allowances	13,481	(3,991)	—	9,490
Inventories, net	13,906	7,301	—	21,207
Prepaid expenses and other current assets	3,663	—	—	3,663
Total current assets	47,832	3,310	—	51,142
Property, plant, equipment and rental assets, net	8,358	—	—	8,358
Non-current portion of inventories	1,618	—	—	1,618
Other assets	7,942	—	—	7,942
Total assets	$65,750	$3,310	$—	$69,060
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,908	$—	$—	$10,908
Accrued salaries and wages	1,341	—	—	1,341
Accrued warranty reserve	1,427	—	—	1,427
Deferred revenue	6,459	5,724	—	12,183
Current portion of notes payable and lease obligations	568	—	—	568
Factory protection plan liability	—	—	6,935	6,935
Total current liabilities	20,703	5,724	6,935	33,362
Deferred revenue, non-current	860	—	—	860
Long-term portion of notes payable and lease obligations	4,920	—	—	4,920
Term note payable, net	30,419	—	—	30,419
Total liabilities	56,902	5,724	6,935	69,561
Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock	—	—	—	—
Common stock	11	—	—	11
Additional paid-in capital	917,674	—	—	917,674
Accumulated deficit	(906,919)	(2,414)	(6,935)	(916,268)
Treasury stock	(1,918)	—	—	(1,918)
Total stockholders’ (deficiency) equity	8,848	(2,414)	(6,935)	(501)
Total liabilities and stockholders' (deficiency) equity	$65,750	$3,310	$—	$69,060

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2020
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Assets
Current Assets:
Cash and cash equivalents	$31,970	$—	$—	$31,970
Accounts receivable, net of allowances	19,079	(7,692)	—	11,387
Inventories, net	11,224	10,411	—	21,635
Prepaid expenses and other current assets	3,752	—	—	3,752
Total current assets	66,025	2,719	—	68,744
Property, plant, equipment and rental assets, net	8,075	—	—	8,075
Non-current portion of inventories	1,917	—	—	1,917
Other assets	7,782	—	—	7,782
Total assets	$83,799	$2,719	$—	$86,518
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,600	$—	$—	$14,600
Accrued salaries and wages	1,471	—	—	1,471
Accrued warranty reserve	1,523	—	—	1,523
Deferred revenue	5,113	5,863	—	10,976
Current portion of notes payable and lease obligations	495	—	—	495
Factory protection plan liability	—	—	7,460	7,460
Total current liabilities	23,202	5,863	7,460	36,525
Deferred revenue, non-current	818	—	—	818
Long-term portion of notes payable and lease obligations	4,661	—	—	4,661
Term note payable, net	52,856	—	—	52,856
Total liabilities	81,537	5,863	7,460	94,860
Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock	—	—	—	—
Common stock	11	—	—	11
Additional paid-in capital	918,683	—	—	918,683
Accumulated deficit	(914,514)	(3,144)	(7,460)	(925,118)
Treasury stock	(1,918)	—	—	(1,918)
Total stockholders’ (deficiency) equity	2,262	(3,144)	(7,460)	(8,342)
Total liabilities and stockholders' (deficiency) equity	$83,799	$2,719	$—	$86,518

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$8,389	$(3,150)	$—	$5,239
Parts and service	7,693	(344)	(121)	7,228
Total revenue, net	16,082	(3,494)	(121)	12,467
Cost of goods sold:
Product and accessories	8,992	(2,174)	—	6,818
Parts and service	4,442	(185)	783	5,040
Total cost of goods sold	13,434	(2,359)	783	11,858
Gross profit	2,648	(1,135)	(904)	609
Operating expenses:
Research and development	883	—	—	883
Selling, general and administrative	5,324	—	—	5,324
Total operating expenses	6,207	—	—	6,207
Loss from operations	(3,559)	(1,135)	(904)	(5,598)
Other income (expense)	665	—	—	665
Interest income	5	—	—	5
Interest expense	(1,235)	—	—	(1,235)
Gain (loss) on debt extinguishment	1,950	—	—	1,950
Loss before provision for income taxes	(2,174)	(1,135)	(904)	(4,213)
Provision for income taxes	8	—	—	8
Net loss	(2,182)	(1,135)	(904)	(4,221)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(2,182)	$(1,135)	$(904)	$(4,221)

Net loss per share—basic and diluted	$(0.16)	$(0.09)	$(0.07)	$(0.32)
Weighted average shares outstanding	13,226	13,226	13,226	13,226

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$8,465	$879	$—	$9,344
Parts and service	8,731	(314)	(121)	8,296
Total revenue, net	17,196	565	(121)	17,640
Cost of goods sold:
Product and accessories	8,798	801	—	9,599
Parts and service	5,688	(129)	(660)	4,899
Total cost of goods sold	14,486	672	(660)	14,498
Gross profit	2,710	(107)	539	3,142
Operating expenses:
Research and development	987	—	—	987
Selling, general and administrative	6,438	—	—	6,438
Total operating expenses	7,425	—	—	7,425
Loss from operations	(4,715)	(107)	539	(4,283)
Other income (expense)	(5)	—	—	(5)
Interest income	6	—	—	6
Interest expense	(1,278)	—	—	(1,278)
Gain (loss) on debt extinguishment	—	—	—	—
Loss before provision for income taxes	(5,992)	(107)	539	(5,560)
Provision for income taxes	2	—	—	2
Net loss	(5,994)	(107)	539	(5,562)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(5,994)	$(107)	$539	$(5,562)

Net loss per share—basic and diluted	$(0.40)	$(0.01)	$0.04	$(0.37)
Weighted average shares outstanding	15,167	15,167	15,167	15,167

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended September 30, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$16,854	$(2,271)	$—	$14,583
Parts and service	16,424	(658)	(242)	15,524
Total revenue, net	33,278	(2,929)	(242)	30,107
Cost of goods sold:
Product and accessories	17,790	(1,373)	—	16,417
Parts and service	10,130	(314)	123	9,939
Total cost of goods sold	27,920	(1,687)	123	26,356
Gross profit	5,358	(1,242)	(365)	3,751
Operating expenses:
Research and development	1,870	—	—	1,870
Selling, general and administrative	11,762	—	—	11,762
Total operating expenses	13,632	—	—	13,632
Loss from operations	(8,274)	(1,242)	(365)	(9,881)
Other income (expense)	660	—	—	660
Interest income	11	—	—	11
Interest expense	(2,513)	—	—	(2,513)
Gain (loss) on debt extinguishment	1,950	—	—	1,950
Loss before provision for income taxes	(8,166)	(1,242)	(365)	(9,773)
Provision for income taxes	10	—	—	10
Net loss	(8,176)	(1,242)	(365)	(9,783)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(8,176)	$(1,242)	$(365)	$(9,783)

Net loss per share—basic and diluted	$(0.58)	$(0.09)	$(0.03)	$(0.69)
Weighted average shares outstanding	14,202	14,202	14,202	14,202

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended December 31, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$12,329	$(2,428)	$—	$9,901
Parts and service	8,280	(220)	(153)	7,907
Total revenue, net	20,609	(2,648)	(153)	17,808
Cost of goods sold:
Product and accessories	12,689	(2,030)	—	10,659
Parts and service	5,703	(136)	(493)	5,074
Total cost of goods sold	18,392	(2,166)	(493)	15,733
Gross profit	2,217	(482)	340	2,075
Operating expenses:
Research and development	767	—	—	767
Selling, general and administrative	5,293	—	—	5,293
Total operating expenses	6,060	—	—	6,060
Loss from operations	(3,843)	(482)	340	(3,985)
Other income (expense)	(21)	—	—	(21)
Interest income	5	—	—	5
Interest expense	(1,287)	—	—	(1,287)
Gain (loss) on debt extinguishment	—	—	—	—
Loss before provision for income taxes	(5,146)	(482)	340	(5,288)
Provision for income taxes	—	—	—	—
Net loss	(5,146)	(482)	340	(5,288)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(5,146)	$(482)	$340	$(5,288)

Net loss per share—basic and diluted	$(0.34)	$(0.03)	$0.02	$(0.35)
Weighted average shares outstanding	15,236	15,236	15,236	15,236

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended December 31, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$29,183	$(4,699)	$—	$24,484
Parts and service	24,704	(878)	(395)	23,431
Total revenue, net	53,887	(5,577)	(395)	47,915
Cost of goods sold:
Product and accessories	30,479	(3,403)	—	27,076
Parts and service	15,833	(450)	(370)	15,013
Total cost of goods sold	46,312	(3,853)	(370)	42,089
Gross profit	7,575	(1,724)	(25)	5,826
Operating expenses:
Research and development	2,637	—	—	2,637
Selling, general and administrative	17,055	—	—	17,055
Total operating expenses	19,692	—	—	19,692
Loss from operations	(12,117)	(1,724)	(25)	(13,866)
Other income (expense)	639	—	—	639
Interest income	16	—	—	16
Interest expense	(3,800)	—	—	(3,800)
Gain (loss) on debt extinguishment	1,950	—	—	1,950
Loss before provision for income taxes	(13,312)	(1,724)	(25)	(15,061)
Provision for income taxes	10	—	—	10
Net loss	(13,322)	(1,724)	(25)	(15,071)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(13,322)	$(1,724)	$(25)	$(15,071)

Net loss per share—basic and diluted	$(0.92)	$(0.12)	$(0.00)	$(1.04)
Weighted average shares outstanding	14,548	14,548	14,548	14,548

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2022
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$7,998	$238	$—	$8,236
Parts and service	7,760	171	(118)	7,813
Total revenue, net	15,758	409	(118)	16,049
Cost of goods sold:
Product and accessories	10,004	26	—	10,030
Parts and service	4,791	48	1,365	6,204
Total cost of goods sold	14,795	74	1,365	16,234
Gross profit	963	335	(1,483)	(185)
Operating expenses:
Research and development	722	—	—	722
Selling, general and administrative	5,925	(738)	—	5,187
Total operating expenses	6,647	(738)	—	5,909
Loss from operations	(5,684)	1,073	(1,483)	(6,094)
Other income (expense)	3	—	—	3
Interest income	5	—	—	5
Interest expense	(1,204)	—	—	(1,204)
Gain (loss) on debt extinguishment	—	—	—	—
Loss before provision for income taxes	(6,880)	1,073	(1,483)	(7,290)
Provision for income taxes	9	—	—	9
Net loss	(6,889)	1,073	(1,483)	(7,299)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(6,889)	$1,073	$(1,483)	$(7,299)

Net loss per share—basic and diluted	$(0.45)	$0.07	$(0.10)	$(0.48)
Weighted average shares outstanding	15,273	15,273	15,273	15,273

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2020
(in thousands)	As Reported	Reclassifications	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product, accessories and parts	$8,936	$(8,936)	$—	$—	$—
Product and accessories	—	6,606	4,603	—	11,209
Service	5,257	(5,257)	—	—	—
Parts and service	—	7,587	508	(239)	7,856
Total revenue, net	14,193	—	5,111	(239)	19,065
Cost of goods sold:
Product, accessories and parts	7,995	(7,995)	—	—	—
Product and accessories	—	6,800	3,318	—	10,118
Service	2,825	(2,825)	—	—	—
Parts and service	—	4,020	162	708	4,890
Total cost of goods sold	10,820	—	3,480	708	15,008
Gross profit	3,373	—	1,631	(947)	4,057
Operating expenses:
Research and development	370	—	—	—	370
Selling, general and administrative	3,546	—	—	—	3,546
Total operating expenses	3,916	—	—	—	3,916
Loss from operations	(543)	—	1,631	(947)	141
Other income (expense)	4	—	—	—	4
Interest income	8	—	—	—	8
Interest expense	(1,291)	—	—	—	(1,291)
Loss before provision for income taxes	(1,822)	—	1,631	(947)	(1,138)
Provision for income taxes	1	—	—	—	1
Net loss	(1,823)	—	1,631	(947)	(1,139)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—	—
Net loss attributable to common stockholders	$(1,823)	$—	$1,631	$(947)	$(1,139)

Net loss per share—basic and diluted	$(0.17)	$—	$0.15	$(0.09)	$(0.11)
Weighted average shares outstanding	10,598	10,598	10,598	10,598	10,598

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2020
(in thousands)	As Reported	Reclassifications	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product, accessories and parts	$9,344	$(9,344)	$—	$—	$—
Product and accessories	—	7,206	(1,107)	—	6,099
Service	5,562	(5,562)	—	—	—
Parts and service	—	7,700	124	(213)	7,611
Total revenue, net	14,906	—	(983)	(213)	13,710
Cost of goods sold:
Product, accessories and parts	8,693	(8,693)	—	—	—
Product and accessories	—	7,347	(816)	—	6,531
Service	3,651	(3,651)	—	—	—
Parts and service	—	4,997	62	1,019	6,078
Total cost of goods sold	12,344	—	(754)	1,019	12,609
Gross profit	2,562	—	(229)	(1,232)	1,101
Operating expenses:
Research and development	599	—	—	—	599
Selling, general and administrative	4,872	—	—	—	4,872
Total operating expenses	5,471	—	—	—	5,471
Loss from operations	(2,909)	—	(229)	(1,232)	(4,370)
Other income (expense)	11	—	—	—	11
Interest income	8	—	—	—	8
Interest expense	(1,313)	—	—	—	(1,313)
Loss before provision for income taxes	(4,203)	—	(229)	(1,232)	(5,664)
Provision for income taxes	9	—	—	—	9
Net loss	(4,212)	—	(229)	(1,232)	(5,673)
Less: Deemed dividend on purchase warrant for common shares	15	—	—	—	15
Net loss attributable to common stockholders	$(4,227)	$—	$(229)	$(1,232)	$(5,688)

Net loss per share—basic and diluted	$(0.38)	$—	$(0.02)	$(0.11)	$(0.52)
Weighted average shares outstanding	11,040	11,040	11,040	11,040	11,040

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended September 30, 2020
(in thousands)	As Reported	Reclassifications	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product, accessories and parts	$18,280	$(18,280)	$—	$—	$—
Product and accessories	—	13,812	3,496	—	17,308
Service	10,819	(10,819)	—	—	—
Parts and service	—	15,287	632	(452)	15,467
Total revenue, net	29,099	—	4,128	(452)	32,775
Cost of goods sold:
Product, accessories and parts	16,688	(16,688)	—	—	—
Product and accessories	—	14,147	2,502	—	16,649
Service	6,476	(6,476)	—	—	—
Parts and service	—	9,017	224	1,727	10,968
Total cost of goods sold	23,164	—	2,726	1,727	27,617
Gross profit	5,935	—	1,402	(2,179)	5,158
Operating expenses:
Research and development	969	—	—	—	969
Selling, general and administrative	8,418	—	—	—	8,418
Total operating expenses	9,387	—	—	—	9,387
Loss from operations	(3,452)	—	1,402	(2,179)	(4,229)
Other income (expense)	15	—	—	—	15
Interest income	16	—	—	—	16
Interest expense	(2,604)	—	—	—	(2,604)
Loss before provision for income taxes	(6,025)	—	1,402	(2,179)	(6,802)
Provision for income taxes	10	—	—	—	10
Net loss	(6,035)	—	1,402	(2,179)	(6,812)
Less: Deemed dividend on purchase warrant for common shares	15	—	—	—	15
Net loss attributable to common stockholders	$(6,050)	$—	$1,402	$(2,179)	$(6,827)

Net loss per share—basic and diluted	$(0.56)	$—	$0.13	$(0.20)	$(0.63)
Weighted average shares outstanding	10,862	10,862	10,862	10,862	10,862

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended December 31, 2020
(in thousands)	As Reported	Reclassifications	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product, accessories and parts	$15,374	$(15,374)	$—	$—	$—
Product and accessories	—	12,760	(3,912)	—	8,848
Service	5,301	(5,301)	—	—	—
Parts and service	—	7,915	72	(138)	7,849
Total revenue, net	20,675	—	(3,840)	(138)	16,697
Cost of goods sold:
Product, accessories and parts	13,483	(13,483)	—	—	—
Product and accessories	—	12,324	(3,141)	—	9,183
Service	3,720	(3,720)	—	—	—
Parts and service	—	4,879	31	387	5,297
Total cost of goods sold	17,203	—	(3,110)	387	14,480
Gross profit	3,472	—	(730)	(525)	2,217
Operating expenses:
Research and development	734	—	—	—	734
Selling, general and administrative	4,816	—	—	—	4,816
Total operating expenses	5,550	—	—	—	5,550
Loss from operations	(2,078)	—	(730)	(525)	(3,333)
Other income (expense)	(11)	—	—	—	(11)
Interest income	7	—	—	—	7
Interest expense	(1,231)	—	—	—	(1,231)
Gain (loss) on debt extinguishment	(4,282)	—	—	—	(4,282)
Loss before provision for income taxes	(7,595)	—	(730)	(525)	(8,850)
Provision for income taxes	—	—	—	—	—
Net loss	(7,595)	—	(730)	(525)	(8,850)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—	—
Net loss attributable to common stockholders	$(7,595)	$—	$(730)	$(525)	$(8,850)

Net loss per share—basic and diluted	$(0.69)	$—	$(0.07)	$(0.05)	$(0.80)
Weighted average shares outstanding	11,081	11,081	11,081	11,081	11,081

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended December 31, 2020
(in thousands)	As Reported	Reclassifications	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product, accessories and parts	$33,654	$(33,654)	$—	$—	$—
Product and accessories	—	26,572	(416)	—	26,156
Service	16,120	(16,120)	—	—	—
Parts and service	—	23,202	704	(590)	23,316
Total revenue, net	49,774	—	288	(590)	49,472
Cost of goods sold:
Product, accessories and parts	30,171	(30,171)	—	—	—
Product and accessories	—	26,471	(639)	—	25,832
Service	10,196	(10,196)	—	—	—
Parts and service	—	13,896	255	2,114	16,265
Total cost of goods sold	40,367	—	(384)	2,114	42,097
Gross profit	9,407	—	672	(2,704)	7,375
Operating expenses:
Research and development	1,703	—	—	—	1,703
Selling, general and administrative	13,234	—	—	—	13,234
Total operating expenses	14,937	—	—	—	14,937
Loss from operations	(5,530)	—	672	(2,704)	(7,562)
Other income (expense)	4	—	—	—	4
Interest income	23	—	—	—	23
Interest expense	(3,835)	—	—	—	(3,835)
Gain (loss) on debt extinguishment	(4,282)	—	—	—	(4,282)
Loss before provision for income taxes	(13,620)	—	672	(2,704)	(15,652)
Provision for income taxes	10	—	—	—	10
Net loss	(13,630)	—	672	(2,704)	(15,662)
Less: Deemed dividend on purchase warrant for common shares	15	—	—	—	15
Net loss attributable to common stockholders	$(13,645)	$—	$672	$(2,704)	$(15,677)

Net loss per share—basic and diluted	$(1.25)	$—	$0.06	$(0.25)	$(1.43)
Weighted average shares outstanding	10,935	10,935	10,935	10,935	10,935

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2021
(in thousands)	As Reported	Reclassifications	Bill and Hold	FPP Contracts	As Restated
Revenue, net:
Product and accessories	$9,945	$—	$550	$—	$10,495
Parts and service	7,917	—	(134)	(143)	7,640
Total revenue, net	17,862	—	416	(143)	18,135
Cost of goods sold:
Product and accessories	15,554	—	601	—	16,155
Parts and service	4,860	—	(49)	59	4,870
Total cost of goods sold	20,414	—	552	59	21,025
Gross profit	(2,552)	—	(136)	(202)	(2,890)
Operating expenses:
Research and development	714	—	—	—	714
Selling, general and administrative	5,157	—	—	—	5,157
Total operating expenses	5,871	—	—	—	5,871
Loss from operations	(8,423)	—	(136)	(202)	(8,761)
Other income (expense)	4,989	—	—	—	4,989
Interest income	7	—	—	—	7
Interest expense	(1,321)	—	—	—	(1,321)
Gain (loss) on debt extinguishment	—	—	—	—	—
Loss before provision for income taxes	(4,748)	—	(136)	(202)	(5,086)
Provision for income taxes	9	—	—	—	9
Net loss	(4,757)	—	(136)	(202)	(5,095)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—	—
Net loss attributable to common stockholders	$(4,757)	$—	$(136)	$(202)	$(5,095)

Net loss per share—basic and diluted	$(0.39)	$—	$(0.01)	$(0.02)	$(0.41)
Weighted average shares outstanding	12,335	12,335	12,335	12,335	12,335

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(2,182)	$(1,135)	$(904)	$(4,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386	—	—	386
Amortization of financing costs and discounts	9	—	—	9
Amortization of right-of-use assets	93	—	—	93
(Gain) loss on debt extinguishment	(1,950)	—	—	(1,950)
Inventory provision	276	—	—	276
Provision for warranty expenses	44	—	—	44
Stock-based compensation	305	—	—	305
Changes in operating assets and liabilities:
Accounts receivable	(3,278)	5,901	—	2,623
Inventories	(3,341)	(2,359)	—	(5,700)
Prepaid expenses, other current assets and other assets	(107)	—	—	(107)
Accounts payable and accrued expenses	2,324	—	—	2,324
Accrued salaries and wages and long-term liabilities	(325)	—	—	(325)
Accrued warranty reserve	(1,990)	—	—	(1,990)
Deferred revenue	(405)	(2,407)	—	(2,812)
Factory protection plan liability	—	—	904	904
Net cash used in operating activities	(10,141)	—	—	(10,141)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(1,200)	—	—	(1,200)
Net cash used in investing activities	(1,200)	—	—	(1,200)
Cash Flows from Financing Activities:
Net proceeds from term note payable	—	—	—	—
Repayment of notes payable and lease obligations	(106)	—	—	(106)
Cash used in employee stock-based transactions	(29)	—	—	(29)
Net proceeds from issuance of common stock and warrants	11,159	—	—	11,159
Net cash provided by financing activities	11,024	—	—	11,024
Net increase (decrease) increase in Cash and Cash Equivalents	(317)	—	—	(317)
Cash and Cash Equivalents, Beginning of Period	49,533	—	—	49,533
Cash and Cash Equivalents, End of Period	$49,216	$—	$—	$49,216

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended September 30, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(8,176)	$(1,242)	$(365)	$(9,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	844	—	—	844
Amortization of financing costs and discounts	17	—	—	17
Amortization of right-of-use assets	449	—	—	449
(Gain) loss on debt extinguishment	(1,950)	—	—	(1,950)
Inventory provision	287	—	—	287
Provision for warranty expenses	143	—	—	143
Stock-based compensation	638	—	—	638
Changes in operating assets and liabilities:
Accounts receivable	(4,767)	3,141	—	(1,626)
Inventories	(6,388)	(1,686)	—	(8,074)
Prepaid expenses, other current assets and other assets	1,327	—	—	1,327
Accounts payable and accrued expenses	4,363	—	—	4,363
Accrued salaries and wages and long-term liabilities	(539)	—	—	(539)
Accrued warranty reserve	(4,129)	—	—	(4,129)
Deferred revenue	(1,474)	(213)	—	(1,687)
Factory protection plan liability	—	—	365	365
Net cash used in operating activities	(19,355)	—	—	(19,355)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(2,623)	—	—	(2,623)
Net cash used in investing activities	(2,623)	—	—	(2,623)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(353)	—	—	(353)
Cash used in employee stock-based transactions	(121)	—	—	(121)
Net proceeds from issuance of common stock and warrants	11,186	—	—	11,186
Net cash provided by financing activities	10,712	—	—	10,712
Net increase (decrease) increase in Cash and Cash Equivalents	(11,266)	—	—	(11,266)
Cash and Cash Equivalents, Beginning of Period	49,533	—	—	49,533
Cash and Cash Equivalents, End of Period	$38,267	$—	$—	$38,267

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended December 31, 2021
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(13,322)	$(1,724)	$(25)	$(15,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337	—	—	1,337
Amortization of financing costs and discounts	26	—	—	26
Amortization of right-of-use assets	552	—	—	552
(Gain) loss on debt extinguishment	(1,950)	—	—	(1,950)
Inventory provision	386	—	—	386
Provision for warranty expenses	358	—	—	358
Stock-based compensation	973	—	—	973
Changes in operating assets and liabilities:
Accounts receivable	(6,249)	4,965	—	(1,284)
Inventories	(5,637)	(3,852)	—	(9,489)
Prepaid expenses, other current assets and other assets	509	—	—	509
Accounts payable and accrued expenses	5,953	—	—	5,953
Accrued salaries and wages and long-term liabilities	(168)	—	—	(168)
Accrued warranty reserve	(4,780)	—	—	(4,780)
Deferred revenue	(981)	611	—	(370)
Factory protection plan liability	—	—	25	25
Net cash used in operating activities	(22,993)	—	—	(22,993)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(5,748)	—	—	(5,748)
Net cash used in investing activities	(5,748)	—	—	(5,748)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(590)	—	—	(590)
Cash used in employee stock-based transactions	(129)	—	—	(129)
Net proceeds from issuance of common stock and warrants	11,194	—	—	11,194
Net cash provided by financing activities	10,475	—	—	10,475
Net increase (decrease) increase in Cash and Cash Equivalents	(18,266)	—	—	(18,266)
Cash and Cash Equivalents, Beginning of Period	49,533	—	—	49,533
Cash and Cash Equivalents, End of Period	$31,267	$—	$—	$31,267

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2020
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(1,823)	$1,631	$(947)	$(1,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354	—	—	354
Amortization of financing costs and discounts	298	—	—	298
Amortization of right-of-use assets	94	—	—	94
Inventory provision	(118)	—	—	(118)
Provision for warranty expenses	186	—	—	186
(Gain) loss on disposal of equipment	(1)	—	—	(1)
Stock-based compensation	210	—	—	210
Changes in operating assets and liabilities:
Accounts receivable	1,584	(3,043)	—	(1,459)
Inventories	3,646	3,481	—	7,127
Prepaid expenses, other current assets and other assets	(188)	—	—	(188)
Accounts payable and accrued expenses	(4,361)	—	—	(4,361)
Accrued salaries and wages and long-term liabilities	(484)	—	—	(484)
Accrued warranty reserve	(352)	—	—	(352)
Deferred revenue	(916)	(2,069)	—	(2,985)
Factory protection plan liability	—	—	947	947
Net cash used in operating activities	(1,871)	—	—	(1,871)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(74)	—	—	(74)
Net cash used in investing activities	(74)	—	—	(74)
Cash Flows from Financing Activities:
Net proceeds from term note payable	1,950	—	—	1,950
Repayment of notes payable and lease obligations	(216)	—	—	(216)
Cash used in employee stock-based transactions	(4)	—	—	(4)
Net proceeds from issuance of common stock and warrants	1,376	—	—	1,376
Net cash provided by financing activities	3,106	—	—	3,106
Net increase (decrease) increase in Cash and Cash Equivalents	1,161	—	—	1,161
Cash and Cash Equivalents, Beginning of Period	15,068	—	—	15,068
Cash and Cash Equivalents, End of Period	$16,229	$—	$—	$16,229

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended September 30, 2020
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(6,035)	$1,402	$(2,179)	$(6,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703	—	—	703
Amortization of financing costs and discounts	605	—	—	605
Amortization of right-of-use assets	192	—	—	192
Bad debt expense (recovery)	(48)	—	—	(48)
Inventory provision	78	—	—	78
Provision for warranty expenses	179	—	—	179
(Gain) loss on disposal of equipment	(1)	—	—	(1)
Stock-based compensation	429	—	—	429
Changes in operating assets and liabilities:
Accounts receivable	2,807	(3,318)	—	(511)
Inventories	7,079	2,726	—	9,805
Prepaid expenses, other current assets and other assets	946	—	—	946
Accounts payable and accrued expenses	(4,442)	—	—	(4,442)
Accrued salaries and wages and long-term liabilities	(303)	—	—	(303)
Accrued warranty reserve	(686)	—	—	(686)
Deferred revenue	(1,523)	(810)	—	(2,333)
Factory protection plan liability	—	—	2,179	2,179
Net cash used in operating activities	(20)	—	—	(20)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(1,116)	—	—	(1,116)
Net cash used in investing activities	(1,116)	—	—	(1,116)
Cash Flows from Financing Activities:
Net proceeds from term note payable	1,935	—	—	1,935
Repayment of notes payable and lease obligations	(434)	—	—	(434)
Cash used in employee stock-based transactions	(43)	—	—	(43)
Net proceeds from issuance of common stock and warrants	1,392	—	—	1,392
Net cash provided by financing activities	2,850	—	—	2,850
Net increase (decrease) increase in Cash and Cash Equivalents	1,714	—	—	1,714
Cash and Cash Equivalents, Beginning of Period	15,068	—	—	15,068
Cash and Cash Equivalents, End of Period	$16,782	$—	$—	$16,782

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended December 31, 2020
(in thousands)	As Reported	Bill and Hold	FPP Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(13,630)	$672	$(2,704)	$(15,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,072	—	—	1,072
Amortization of financing costs and discounts	614	—	—	614
Amortization of right-of-use assets	289	—	—	289
(Gain) loss on debt extinguishment	4,282	—	—	4,282
Bad debt expense (recovery)	(228)	—	—	(228)
Inventory provision	138	—	—	138
Provision for warranty expenses	535	—	—	535
(Gain) loss on disposal of equipment	(1)	—	—	(1)
Stock-based compensation	678	—	—	678
Changes in operating assets and liabilities:
Accounts receivable	(2,612)	383	—	(2,229)
Inventories	9,402	(384)	—	9,018
Prepaid expenses, other current assets and other assets	899	—	—	899
Accounts payable and accrued expenses	(774)	—	—	(774)
Accrued salaries and wages and long-term liabilities	(173)	—	—	(173)
Accrued warranty reserve	(946)	—	—	(946)
Deferred revenue	(2,911)	(671)	—	(3,582)
Factory protection plan liability	—	—	2,704	2,704
Net cash used in operating activities	(3,366)	—	—	(3,366)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(1,269)	—	—	(1,269)
Net cash used in investing activities	(1,269)	—	—	(1,269)
Cash Flows from Financing Activities:
Net proceeds from term note payable	20,833	—	—	20,833
Repayment of notes payable and lease obligations	(655)	—	—	(655)
Cash used in employee stock-based transactions	(43)	—	—	(43)
Net proceeds from issuance of common stock and warrants	1,402	—	—	1,402
Net cash provided by financing activities	21,537	—	—	21,537
Net increase (decrease) increase in Cash and Cash Equivalents	16,902	—	—	16,902
Cash and Cash Equivalents, Beginning of Period	15,068	—	—	15,068
Cash and Cash Equivalents, End of Period	$31,970	$—	$—	$31,970

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

During Fiscal 2023, the Company entered into several rental agreements, to rent used microturbine equipment from customers where that equipment was not currently in use.  The Company is then renting this equipment to end users as part of its Energy as a Service business. These agreements total approximately 9.8 MW of microturbines, have an average term of 36 months, and have a total commitment value of approximately $8.9 million.

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
4.15

Amendment No. 3 to the Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as success in interest to Goldman Sachs & Co. LLC), dated October 1, 2020 and Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC), dated October 1, 2020 (gg)

4.16

Second Amendment to the Amended and Restated Note Purchase Agreement dated as of July 13, 2022, by and among Capstone Green Energy Corporation, certain subsidiaries of the Company, the purchaser party thereto and Goldman Sachs Specialty Lending Group, L.P. (ll)

4.17	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended (kk)
10.1

Lease between Capstone Turbine Corporation and Prologis, L.P., formerly known as AMB Property, L.P., dated September 25, 2000, as amended, for leased premises at 16640 Stagg Street, Van Nuys, California(o)

Exhibit Number		Description
10.2		Fourth Amendment to Lease, dated June 7, 2017, between Capstone Turbine Corporation and Prologis, L.P., for leased premises at 16640 Stagg Street, Van Nuys, California(p)
10.3	*	Capstone Turbine Corporation 2017 Equity Incentive Plan effective August 30, 2017(q)
10.4	*	Capstone Turbine Corporation Employee Stock Purchase Plan effective August 30, 2017(r)
10.5	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan(s)
10.6		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007(t)
10.7		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017(u)
10.8		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017(u)
10.9		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (v)
10.10	*	Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan as amended and restated effective August 29, 2013(w)
10.11	*	Amendment to the Capstone Turbine Corporation Amended and Restated Executive Performance Incentive Plan, dated June 9, 2014(x)
10.12	*	Form of Inducement Stock Option Agreement(y)
10.13	*	Form of Inducement Restricted Stock Unit Agreement(y)
10.14	*	Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, dated June 14, 2012(z)
10.15	*	First Amendment to Amended and Restated Change in Control Severance Agreement with Darren R. Jamison, effective June 14, 2015(aa)
10.16	*	Capstone Turbine Corporation Severance Pay Plan as amended and restated effective February 1, 2010(aa)
10.17		Form of Securities Purchase Agreement used in the September 2019 offering (j)
10.18		At the Market Offering Agreement, dated June 7, 2018, between Capstone and H.C. Wainwright & Co., LLC (bb)
10.19		Second Amendment to the Development and License Agreement, dated July 25, 2018, between Capstone Turbine Corporation and Carrier Corporation (cc)
10.20	*	Capstone Turbine Corporation 2017 Equity Incentive Plan, as amended (dd)
10.21	*	Form of Change in Control Agreement (ee)
10.22	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Four Year Vesting Schedule (kk)
10.23	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Three Year Vesting Schedule (kk)
10.24	*	Form of Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan –Two Year Vesting Schedule (kk)
10.25	*	Form of Performance Restricted Stock Unit Award Agreement for Company Employees under the Capstone Turbine Corporation 2017 Stock Option and Incentive Plan (kk)
10.26		Amendment, dated July 15, 2020, to At The Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (ii)
10.27		Amendment, dated March 19, 2021, to At the Market Offering Agreement, dated June 7, 2018, between Capstone Turbine Corporation and H.C. Wainwright & Co., LLC (jj)

Exhibit Number	Description
10.28	Consulting Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 22, 2022 (ll)
10.29	National Account Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 20, 2022 (ll)
10.30	Installation Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions Corporation (ll)
14.1	Code of Business Conduct(ff)
14.2	Code of Ethics for Senior Financial Officers and Chief Executive Officer (ff)
21**	Subsidiary List
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan or arrangement

** Filed herewith

***Furnished herewith

(a)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated May 8, 2000 (File No. 333-33024).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 21, 2019 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed September 1, 2017 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 9, 2016 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-1/A, dated June 21, 2000 (File No. 333-33024).
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on May 6, 2019 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 21, 2016 (File No. 001-15957).

(h)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 18, 2016 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on February 5, 2019 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on September 4, 2019 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on December 9, 2019 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 29, 2020 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on April 22, 2021 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 17, 2020 (File No. 001-15957).
(o)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (File No. 001-15957).
(p)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2017 (File No. 001-15957).
(q)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957).
(r)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 21, 2017 (File No. 001-15957).
(s)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(t)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(u)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on October 13, 2017 (File No. 001-15957).
(v)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K, filed on June 7, 2018 (File No. 001-15957)
(w)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-15957).
(x)	Incorporated by reference to Appendix B to Capstone Turbine Corporation’s Definitive Proxy Statement, filed on July 16, 2014 (File No. 001-15957).
(y)	Incorporated by reference to Capstone Turbine Corporation’s Registration Statement on Form S-8, dated June 17, 2009 (File No. 333-160049).
(z)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2012 (File No. 001-15957).

(aa)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2015 (File No. 001-15957).
(bb)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on June 7, 2018 (File No. 001-15957).
(cc)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K, filed on July 26, 2018 (File No. 001-15957).
(dd)	Incorporated by reference to Appendix A to Capstone Turbine Corporation’s Definitive Proxy Statement, filed July 13, 2018 (File No. 001-15957).
(ee)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957).
(ff)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (File No. 001-15957).
(gg)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on October 5, 2020 (File No. 001-15957).
(hh)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on May 14, 2021 (File No. 001-15957).
(ii)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on July 15, 2020 (File No. 001-15957).
(jj)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-15957).
(kk)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (File No. 001-15957).
(ll)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

Date: June 12, 2024	By:	/s/ John J. Juric
John J. Juric Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Green Energy Corporation, hereby severally constitute Robert C. Flexon and John J. Juric, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Green Energy Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Flexon	Chair of the Board of Directors	June 12, 2024
Robert C. Flexon

/s/ Vince Canino	President and Chief Executive Officer (Principal Executive Officer)	June 12, 2024
Vince Canino

/s/ Celia Fanning	Chief Accounting Officer (Principal Accounting Officer)	June 12, 2024
Celia Fanning

/s/ Yon Y. Jorden	Director	June 12, 2024
Yon Y. Jorden

/s/ Robert F. Powelson	Director	June 12, 2024
Robert F. Powelson

/s/ Denise Wilson	Director	June 12, 2024
Denise Wilson

/s/ Ping Fu	Director	June 12, 2024
Ping Fu

/s/ John Miller	Director	June 12, 2024
John Miller