Form 10-K
period 2023-03-31
Capstone Green Energy Holdings, Inc.
filed 2024-06-13
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15957

CAPSTONE GREEN ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1514270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16640 Stagg Street,
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

(818) 734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock of Capstone Green Energy Corporation held by non-affiliates on September 30, 2022 was approximately $32.9 million.

As of June 10, 2024, the registrant had 18,546,649 shares of common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY CORPORATION

FORM 10-K

EXPLANATORY NOTE

All references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries prior to the Effective Date (as defined below) and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries following the Effective Date.

As previously reported in the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2023, the Company and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine Financial Services, LLC (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Concurrent with the petition, the Debtors (i) entered into the Transaction Support Agreement (“TSA”) with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”) and (ii) filed with the Bankruptcy Court a joint prepackaged Chapter 11 plan of reorganization (as amended, restated, supplemented or otherwise modified from time to time, the “Plan”).

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

Background of Restatement

As previously disclosed in the Current Report on Form 8-K of the Company filed with the SEC on September 22, 2023, the Audit Committee of the Board Directors of the Company (the “Audit Committee”), in consultation with Company’s management, concluded that, as a result of apparent errors primarily related to revenue recognition associated with bill and hold transactions, certain previously issued consolidated financial statements were materially incorrect and should no longer be relied upon.

In June 2023, prior to the issuance of our consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee commenced an investigation (the “Revenue Recognition Investigation”) into certain accounting and internal control matters, principally focused on certain revenue recognition matters. The Revenue Recognition Investigation was conducted with the assistance of outside counsel and forensic accountants retained by the Audit Committee. Following the conclusion of the Revenue Recognition Investigation, the Company’s management, under the direction of the Audit Committee and in consultation with outside counsel, conducted certain additional procedures over the historical financial statements, accounting policies and financial reporting, as well as the Company’s internal control over financial reporting.

As a result of the Revenue Recognition Investigation and additional procedures performed by management, the Audit Committee and management, in consultation with the Company’s independent auditors, determined that certain previously issued financial statements were required to be restated to correct for the following: (i) timing of revenue recognition related to bill-and-hold arrangements including the removal of certain finance leases derived from bill and hold arrangements; (ii) timing of recognizing certain expenses associated with the Company’s factory protection plan (“FPP”) offered to customers; and (iii) reclassification of term note payable (the “Restatement”).

Restatement of Previously Issued Consolidated Financial Statements

This Comprehensive Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 includes restatement of the following information:

●	Unaudited interim financial information for the quarterly periods ended June 30, 2022, September 30, 2022, and December 31, 2022, including the unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows.

For a more detailed description of the financial impact of the Restatement on the unaudited quarterly financial information, see Note 16 – Restatement of Consolidated Quarterly Financial Information (unaudited).

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q as of and for the three months ended June 30, 2022, September 30, 2022, and December 31, 2022 (the “Affected Quarterly Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Quarterly Periods in this Form 10-K or in the Company’s future filings with the SEC (as applicable) and not on any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results for the Affected Quarterly Periods.

In connection with the Restatement, the Company restated the consolidated financial statements as of and for the years ended March 31, 2022 and March 31, 2021, as well as the relevant unaudited quarterly financial information for the quarterly periods ended June 30, 2021, September 30, 2021, December 31, 2021, June 30, 2020, September 30, 2020, and December 31, 2020 in its 2022 Annual Report, as amended, on Form 10-K/A, filed with the SEC on June 12, 2024.

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

Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the Restatement and the findings of the Audit Committee Investigations, the Company identified material weaknesses in its internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. See Item 9A. Controls and Procedure, for additional information and discussion related to material weaknesses in internal control over financial reporting and the Company’s related remediation activities.

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	our ability to realize the anticipated benefits of our recently completed financial restructuring;
●	the restrictions imposed by the covenants contained in the Exit Facility (as defined below) and the Operating Subsidiary LLC Agreement (as defined below) and our ability to comply with the financial covenants contained in the Exit Facility;
●	the impact of several recent key management changes and the Company’s ability to retain key employees following the financial restructuring;
●	risks related to our Restatement, including costs, risks and uncertainties associated with the pending SEC investigation into the circumstances surrounding the Restatement;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in the Annual Report on Form 10-K;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	the worldwide supply chain issues that affect our ability to obtain direct material products on a timely and cost-effective basis;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	usage of our federal and state net operating loss carryforwards;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflicts in Ukraine, Israel and Gaza;

●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights;
●	the COVID-19 pandemic, which may cyclically continue to adversely affect our business, financial condition and results of operations;
●	the risk that our inventory balances continue to rise due to purchases of long lead time inventory, and the consequences of a backlog of obsolete or excess inventory; and
●	the impact of pending or threatened litigation.

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A,  “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Capstone is a provider of customized microgrid solutions, on-site resilient green Energy-as-a-Service (“EaaS”) solutions and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings and resiliency goals. We offer customers a range of commercial, industrial and utility scale options tailored to their specific needs ranging from 65 kilowatts (“kW”) to multiple megawatts (“MW”). Capstone’s product portfolio not only showcases our core microturbine technology but also includes flexible EaaS rental and service contracts. Through our EaaS business line, we offer long-term rental solutions utilizing our microturbine energy systems, comprehensive service contracts that cover planned and unplanned maintenance, and factory-certified aftermarket spare parts. In our pursuit of cutting-edge solutions, we have forged strategic partnerships to extend our impact. Through these collaborations, we offer biomass and heat recovery solutions that enhance the sustainability and efficiency of our clients’ operations, contributing to a cleaner and more responsible energy landscape.

We develop, manufacture, market, sell and service microturbine-based technology solutions for use in stationary distributed power generation applications, including energy efficient cogeneration combined heat and power (“CHP”), integrated combined heat and power, and combined cooling, heat and power (“CCHP”), as well as renewable energy, natural resources, and critical power supply applications. Capstone microturbines allow customers to produce power on-site in parallel with the local electric grid or stand-alone when no local utility grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating industrial engines (also known as internal combustion engines), solar photovoltaic power (“PV”), wind turbines and fuel cells. Microturbines can be interconnected to other distributed energy resources to form “microgrids” located within a specific geographic area and to provide power to a group of buildings. For customers that do not have access to the local electric utility grid, microturbines provide clean, on-site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous, flexible, on-site power generation, thereby providing additional reliability and potential cost savings compared to the local utility. With our stand-alone feature, customers can produce their own energy in the event of a utility power outage and can use microturbines as their primary source of power for extended periods of time unlike traditional diesel standby generator sets. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers that can benefit from the use of hot water, chilled water, air conditioning, steam and direct drying. In addition, our microturbines have been used as battery charging generators for hybrid electric vehicles. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with our global distributors, we offer new and remanufactured parts as well as a comprehensive Capstone factory protection plans through long-term service agreements. We also offer our microturbines for rent through our long-term rental program (which forms a part of our EaaS business).

We offer Capstone microturbine energy systems designed for commercial, industrial, and onshore and offshore oil and gas applications with product offerings ranging from 65 kW to one MW in electric power output, which can be deployed in arrays of multiple MWs. Our microturbines combine patented air bearing technology, advanced combustion technology, sophisticated power electronics, and advanced software controls to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air bearing technology, our microturbines do not require lube oil, grease, or traditional coolants. This means they do not require routine maintenance to change and dispose of lube oil, grease, or other liquid lubricants, as do the most common reciprocating engines, making them a cleaner and environmentally friendly option to alternative technologies.

We also manufacture and supply system controllers that provide complete automated system control, including electrical load following and custom logic to protect against expensive local utility demand charges. These controllers include the legacy Capstone Logic Controllers (CLC) and the Capstone C1000 system controllers.

Our microturbines can be fueled by various sources, including natural gas, propane, butane, various sour gases, and renewable fuels such as renewable natural gas, landfill gas, biogas or digester gas. Our microturbines are available with integrated unit mounted heat exchangers, making them easy to engineer and install in applications where hot water, chilled water, air conditioning or steam are desired. Alternative fuels, in particular hydrogen, are increasingly important and the Company’s standard high pressure natural gas microturbine can reliably run on a 30% hydrogen / 70% natural gas mix. This is a promising milestone on the development roadmap to 100% hydrogen solutions.

Our microturbines are sold primarily through global distributors and Original Equipment Manufacturers (“OEMs”). Distributors purchase our products for sale to end users and also provide service, application engineering, and installation support. Distributors also provide a variety of additional services, including engineering, application, and air permit support services in which the microturbines will be used, installation support of the products at the end users’ sites, commissioning the installed applications and providing post-commissioning service, including a comprehensive factory protection plan (“FPP”). Our distributors perform as independent value-added resellers. OEMs integrate our products into their own product solutions.

This Annual Report on Form 10-K (this “Form 10-K”) refers to our fiscal years ending March 31 as “Fiscal” years.

Post Fiscal 2023 Developments

Please refer to “Management’s Discussion and Analysis of Financial Results—Post Fiscal 2023 Developments” for a summary of our voluntary filing under Chapter 11 of the Bankruptcy Code and our emergence therefrom, the Exit Facility, the Operating Subsidiary LLC Agreement and the delisting of our common stock from the Nasdaq.

Products

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

●	Our advanced combustion technology allows our microturbines to achieve low emissions. Our natural gas fueled C65, C200, C600, C800 and C1000S series microturbines were certified by the California Air Resources Board (the “CARB”) as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels that a central power plant must satisfy. These low emission levels not only provide an environmentally friendly product, but also eliminate permitting requirements in several municipalities for continuously operated onsite power generation.
●	Our patented air bearing system allows the microturbine’s single moving assembly to produce power without the need for typical petroleum-based lubrication. Air bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance such as oil changes.
●	Our digital power electronics manage critical functions and monitor operations of the microturbine. Our electronic controls manage the microturbine’s speed, temperature and fuel flow and communication with external networks and building management systems. The digital power electronics coordinate with the grid when the units are operated in a grid connect mode and with the onboard battery when equipped for stand-alone mode. The digital power electronics also include the functionality of seamless transfer capabilities, ensuring the end-users’ critical loads do not experience any interruption to their operation in the event of a utility power outage. All control functions are performed digitally. Performance is optimized, resulting in low emissions, high reliability, and high efficiency over a variable power range.
●	Our proprietary Capstone Remote Monitoring Software allows end users to operate and manage the microturbine remotely. This remote capability can provide end users with power generation flexibility and cost savings.

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

The electrical output of our units can be paralleled in multiple unit configurations through our system controllers and a digital communications cable to serve larger installations requiring electrical loads of multiple MWs. Our products can operate connected to the electric utility grid as a current source, on a stand-alone basis as a voltage source, multipacked to support larger loads as a “virtual single” unit and in dual mode, where the microturbine operates connected to the electric utility grid or operates independently.

Our C65, as well as our C200 and C1000S Series grid connect and stand-alone microturbines are listed by Underwriters Laboratories (“UL”) as meeting the UL 2200 stationary engine generator standards and the UL 1741SA utility interconnection requirements. We are in the process of completing the certification for UL 1741SB.

Our C65 microturbine is certified by the California Energy Commission (the “CEC”) and was the first product to comply with the requirements of the CEC’s “Rule 21” grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site by site and utility by utility analysis. Our protective relay functionality has also been recognized by the State of New York, which allows our microturbines to be connected to New York’s electric utility grid.

We offer various accessories for our products, including rotary gas compressors with digital controls, integrated heat recovery modules for CHP applications, dual mode controllers that allow automatic transition between grid connect and stand-alone modes, batteries with digital controls for stand-alone or dual mode operations, system controllers for large multipack installations, protocol converters for Internet access, packaging options and miscellaneous parts such as frames, exhaust ducting, backflow dampers and installation hardware.

Power Generation Applications

Our 65 kW (“C65”) microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one third of its electrical requirements. Our 200 kW (“C200”) microturbine is well suited for larger hotels, offices, commercial and industrial buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into single enclosures which are available in multiple sizes and are built in similar dimensions to a standard shipping container, we have created an upgradable family of microturbine offerings from 400 kW up to 1000 kW, or 1 MW, in a compact footprint engineered to function as a single source of power. Our 400 kW, 600 kW, 800 kW and 1000 kW (“C1000S Series”) microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our 600 kW and 800 kW systems can be shipped in a five-bay configuration which allows the end-use customer to add one to two more 200 kW microturbines in the future to increase their total on-site power production from 600 kW to 1000 kW without any change to the existing site footprint, as the customer’s business power demands expand over time.

Stationary power generation applications can vary greatly depending on load size and demand location. From small 2 kW back-up generators to several large 1,000 MW central generating facilities, stationary power systems can offer superior fuel efficiency for the customer while also meeting strict emissions regulations. Historically, power generation in developed countries such as the United States has been part of a regulated utility system. However, a number of developments related primarily to the deregulation of the utility industry as well as significant technological advances have helped to broaden the range of power supply options available to interested parties.

Our full line of microturbine energy solutions target multiple vertical markets worldwide, including energy efficiency, renewable energy, natural resources, critical power supply, microgrid and electric vehicle (“EV”) charging. Within these vertical markets, we focus on applications that we believe have the greatest near-term potential for the customer based on various different factors such as energy load demand, available fuels, economic payback and, for some, government incentives. The critical power supply and microgrid verticals do not currently generate significant revenues for us; however, we have experienced continued development in these verticals and remain focused on the development of applications in these verticals. We also target smaller sub segments that fall within these vertical markets that may not otherwise be considered for on-site generation.

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines are able to maximize the availability of usable energy which we believe provides a significant economic advantage to our customers while reducing their on-site emissions. CHP and CCHP can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30% to approximately 85% for hot water and chilled water to as much as 90% or more for some steam and direct drying applications. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs and industrial waste.

When compared to on-site boilers, microturbines generally produce fewer commonly found air pollutants (“criteria pollutants”), such as nitrogen oxides (“NOx”), carbon monoxide (“CO”) and volatile organic compounds (“VOCs”). In fact, our CHP or CCHP system can displace local boiler emissions altogether. A high efficiency CHP or CCHP system can allow for reduced net utility costs for end users as well as improved fuel consumption. The most common uses for captured thermal energy include space heating and air conditioning, water heating and water chilling, direct-drying and steam for industrial applications. In CCHP applications, the microturbine exhaust drives an absorption chiller, which produces the chilled water necessary for air conditioning and local use. Organizations of all sizes have used the heat generated by our microturbines at the many different types of commercial and industrial applications they serve, including hotels and resorts, hospitals, and medical centers, as well as office buildings and large retail facilities.

During Fiscal 2023, we continued to expand and develop our new hydrogen products with the release of a commercially available hydrogen-based CHP product, which can reliably run on a 30% hydrogen-70% natural gas mix. We are continuing our research and development partnership with Argonne National Laboratory and utilizing their high performance computing with AI technology and are optimizing higher hydrogen blend configurations, with the goal of creating a 100% hydrogen microturbine. Argonne National Laboratory is a national science and technology research laboratory operated by the University of Chicago Argonne, LLC for the United States Department of Energy.

Renewable Energy

There is a growing transition to renewable energy sources and technologies on a global scale. Our microturbines run efficiently on renewable fuels such as methane and other biogases from landfills, wastewater treatment facilities and renewable natural gas.  They also run efficiently on other small biogas applications like food processing plants, livestock farms and agricultural green waste operations. Microturbines can burn these renewable fuels with minimal emissions, thereby, and in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel source for use at the site or in the surrounding areas. Our microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur, as the sulfur can contaminate combustion engines’ lube oil leading to equipment breakdowns and higher lifecycle costs.

We offer C65 and C200 stand-alone digester gas-fueled products to the renewable energy market segment. With these products, we can target many different types of renewable energy applications, including biogas producing facilities in third world countries and in remote locations that offer a valuable fuel source for the generation of electricity. The performance of our C65 digester gas system has been routinely evaluated to ensure that the combustion system is stable from zero to 100 percent power output. Minor controls changes have been implemented to increase stability at low power levels. The ability to convert this low BTU fuel to electricity, along with the high reliability and low maintenance features of this product, make it well suited for this market segment.

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including exploration, production, compression, and transmission sites, as a highly efficient and reliable source of prime power. In some cases, these oil and gas or mining operations have no access to an electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of oil and gas and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, flare gas or associated gas into a useable fuel to provide power to these remote oil and gas sites.

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

The C65 and C200 microturbines can be configured to meet Class 1 Zone 2 hazardous location requirements for the natural resources market. Hazardous location requirements are met through third-party package ventilation changes for purging and pressurizing package air to avoid potential flammable mixtures as well as controls for emergency disconnect of fuel and electrical sources. The package can also be upgraded to stainless steel construction to withstand the often-corrosive offshore environments where these units are installed. Oil and gas customers often prefer power generation systems that offer low maintenance and high reliability in order to ensure continued production.

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high - demand power users, including high technology, health care and information systems facilities, require higher levels of reliability in their power generation service. The majority of microturbine-based distributed generation installations have powered through hurricanes with little or no downtime. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution where our microturbines can also be installed along with a rotary UPS to provide a complete line interactive continuous power solution. In this case, the microturbines remain in grid connect mode while the rotary UPS stabilizes the utility voltage and provides a seamless transfer from operation connected to the grid to operation isolated from the grid.

Microgrid

A microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, PV, wind turbines, fuel cells and battery storage.  Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. Our distribution partners have also paired our microturbines with battery storage and EV chargers to offer vehicle charging solutions.

Additionally, we have our own programmable logic control system and sensors, which interface with other building automation systems and are a key aspect of monitoring a microgrid. The use of microgrids to serve local loads helps to reduce energy losses in transmission and distribution, further increasing the efficiency of the microgrid. We have been a part of numerous successful microgrid installations worldwide ranging between a wind turbine manufacturer, ski resort, university, industrial farm, utility software company, brewery and electrical distribution utility. Our microturbines’ functionality is to ensure energy availability for advanced microgrids before and during disasters, such as hurricanes. They may also help reduce electrical expenditures in the years following a disaster when electric utility rates may be increased to pay for the expenses for grid infrastructure repairs and improvements associated with these disasters.

Sales and Marketing

We primarily sell and market our microturbine products, parts, rentals and services through our global network of authorized Capstone distributors and OEMs.

Our Sales and Marketing team operates as one organization focused on developing and managing our existing worldwide distribution channel, growing our long-term rental fleet and leading all marketing and advertising activities as we continue building our Company into a strong and recognizable worldwide brand. We continue to fulfill rental contracts by renting unused equipment previously sold to our customers and then re-renting them to our customers and selling rental assets to build additional capital to continue to refresh and grow the rental fleet. Our existing global distribution network remains our worldwide feet-on-the-ground and our local presence.

Our worldwide Capstone authorized distribution network was developed from the ground up and has become a valuable asset, because we can reach end use customers globally. Each of our distributors is a strategically placed independent partner that markets, sells, and provides applications engineering support for our products on our behalf. In addition, distributors provide remote monitoring services, warranty support, local spare parts support, and customer training and long-term service support. Through our global distribution network, we offer a comprehensive FPP for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that perform sales, applications, commissioning, and long-term service on our microturbines. Individuals who are certified are called Authorized Service Providers and must be employed by a distributor or an end user in order to perform work pursuant to a FPP. We offer to assist all customers by reviewing their installation designs in relation to the technical requirements for proper operation of our products, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to our technical requirements before we accept our standard manufacturer warranty obligations. Our typical terms of sale include shipment of the products with title, care, custody, and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 12 to 24 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

Our Distributor Support System (“DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geographic and market verticals. This program is funded by our distributors and was developed to provide improved worldwide distributor training, access to online documentation and technical publications, paperless service software, sales efficiency, website development, company branding and funding for increased strategic business-to-business (B2B) marketing activities.

Our Geographic Markets

United States and Canada

We have distribution agreements with several companies throughout North America for the resale of our products. Many of these distributors serve multiple markets in their select geographic regions. The primary markets served in this region have been energy efficiency, renewable energy, natural resources, and EV charging products. The energy efficiency and natural resources vertical markets are expected to grow as a result of an increased domestic production of hydrocarbons, the low downstream price of natural gas, utility grid shortages due to rising electrification and EV charging demands, as well as public and regulatory acceptance and promotion of distributed generation.

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

Latin America

Our target markets in Latin America are energy efficiency, renewable energy, and natural resources. Oil and gas production projects continue to be a growing market in Latin America and there is a high degree of interest in EaaS options.

Energy reform in Mexico, for example, has opened new market opportunities for us by allowing competition among multiple players and enabling power generation companies to sell directly to consumers instead of only to the state-owned Federal Electricity Commission. Near-shoring of industrial manufacturing, grid power shortages, and low-cost natural gas also drive interest in distributed generation solutions. Our strategy is to leverage our distribution network in Mexico across various market verticals.

South America constitutes a diverse group of markets that vary greatly in potential capture for us based on several factors, including the availability of oil and gas production and transmission, energy pricing and political and investment climate. The success of existing solutions in Colombia and a more recent initial long-term rental solution in the developing natural resources market in Argentina has driven interest in our solutions in numerous regional markets where government and corporate leaders are seeking to reduce flaring, increase efficiency and lower costs.

Asia and Australia

Our target markets in Asia and Australia are energy efficiency, renewable energy, and natural resources. Our historical sales in Southeast Asia and Australia have primarily been in the energy efficiency and the oil and gas markets. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. Industrial manufacturing growth in Southeast Asia serving European and North American markets must adapt to new carbon-based regulations such as the European Union’s (“EU”) Carbon Border Adjustment Mechanism and public company green procurement policies that drive demand for energy efficiency and renewable solutions.

Middle East and Africa

Our target market in the Middle East and Africa is primarily oil and gas. This includes flare gas to power projects which are a particularly attractive market opportunity given the volume of gas being flared and the need for stable power in the region. Management has targeted distributors and customers involved in the capture and use of flare gas in the oil and gas market. However, the geopolitical environment in parts of this region is still volatile, which can have an impact on our sales. We are not currently impacted by the conflict in Israel/Gaza.

Europe

To address the European market, we are strengthening our relationships with existing and new distributors. We have upgraded our Integrated Remanufacturing Facility in the United Kingdom to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. We are also seeing a resurgence in oil and gas drilling in Europe to address the fuel shortage on the continent following the destruction of the Nord Steam gas pipeline. Following Russia’s military invasion of Ukraine in February 2022, we re-evaluated our efforts in the Russian and the surrounding Commonwealth of Independent States (“CIS”) markets and have ceased exploring growth opportunities in sanctioned markets. There are opportunities in Kazakhstan and Uzbekistan where oil and gas development continues. We do however continue to evaluate customer orders and ensure that we are in compliance with all laws and regulations upon acceptance and before shipment. Due to the ongoing conflict between Russia and Ukraine, and the resulting economic impacts to the European and Russia region, revenue in the region was negatively impacted in Fiscal 2023 and Fiscal 2024.

Customers

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and RSP Systems, two of our domestic distributors, accounted for 12% and 11%, respectively, of our revenue for Fiscal 2023. Sales to E-Finity accounted for 18% of our revenue for Fiscal 2022, as restated. Additionally, E-Finity accounted for 12% of our net accounts receivable as of March 31, 2023. E-Finity and Radian Oil & Gas Services Co. accounted for 28% and 14% of our net accounts receivable as of March 31, 2022, as restated, respectively.

We recorded net bad debt expense of approximately $4.3 million during Fiscal 2023 and net bad debt expense of approximately $0.4 million during Fiscal 2022, as restated.

Competition

The market for our products is highly competitive. Our microturbine energy systems compete with existing technologies such as reciprocating engines and also with emerging distributed generation and storage technologies, including solar-powered systems, wind-powered systems, battery-storage systems, linear generators, fuel cells and other microturbines. Many potential customers rely on the utility grid for their electrical power. Many of our distributed generation competitors are large, well-established companies that derive competitive advantages from production economies of scale, worldwide presence, brand recognition and greater financial resources that they can devote to product development or promotion.

Often power purchased from the electric utility grid can be less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbines have value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Because our microturbines can provide a reliable source of power, offer operational flexibility to meet varying load levels and can operate on multiple fuel sources, management believes we offer a level of flexibility not currently offered by other technologies such as reciprocating engines.

Our reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and back-up power applications despite higher levels of emissions, noise, and maintenance. These technologies, which in many cases have a lower up front cost than microturbines, are currently produced by Caterpillar Inc., Cummins Inc. (which entered into a joint venture with Eaton), Innio (who bought the General Electric gas engine business, which now includes Waukesha and Jenbacher gas engines), MAN SE, 2G Energy AG and Tecogen, Inc. (which now includes American DG Energy Inc.), among others.

Our products may also compete with other distributed generation and storage technologies, including solar-powered systems, wind-powered systems, battery energy storage systems, fuel cells and fly wheels. Solar- and wind -powered systems produce no emissions and benefit from above -market contracts provided by state mandates. The main drawbacks to solar- and wind-powered systems are that they may not be dispatchable because of their dependence on weather conditions and the utility grid and high capital costs that can often make these systems uneconomical without government subsidies, depending upon geographic locale and application of the technology. While these systems may be paired with battery energy storage systems to operate more flexibly, affordable long duration utility scale energy storage solutions have yet to emerge. Although the market is still developing, a number of fuel cell providers are also focused on markets similar to ours, including Ballard Power Systems Inc., Bloom Energy Corporation, Doosan Fuel Cell Co., Ltd., FuelCell Energy Inc., and Plug Power Inc. Fuel cells have slightly lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. However, with equivalent government incentives, microturbines would provide a better economic value to end users in most applications.

We also compete with other companies that offer microturbine products, including FlexEnergy and Ansaldo Energia S.p.A. (which manufactures the Turbec microturbine).

Overall, we compete with end users’ other options for electrical power and heat generation on the basis of our products’ abilities to:

●	provide power when a utility grid is not available or goes out of service;
●	reduce the total cost of purchasing electricity and fuel;
●	improve electric power availability and provide high power quality;
●	operate on multiple fuel types;
●	reduce emissions (both criteria pollutants and greenhouse gases);
●	simplify operation; and
●	control maintenance costs and associated disposal of hazardous materials.

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We have systems installed in approximately 73 countries around the world, each of which has its own policies and regulatory framework, which are subject to change. We are affected not only by energy policies, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our product with the electric grid. Further, utility companies may charge additional fees to customers that install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products, or increase the cost to our potential customers for using our systems. This could make our systems less economical for our customers, thereby adversely affecting our sales and ultimately our revenue and profitability. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change. Accordingly, we may benefit from increased government regulations that impose tighter emission standards, particularly on burning coal and fuel oil and fuel efficiency, as long as gas combustion technology solutions are not excluded.

Government funding can impact the rate of development of new technologies or improvements to existing technologies. We continue to engage with federal and state policymakers to support government programs that promote the deployment of our low -emission and energy -efficient products. Competing new technologies have historically received larger incentives and development funding than do microturbines. However, the U.S. Department of Energy continues to fund the development of cost-effective, high -efficiency CHP that is responsive to site demands and grid requirements. Flexible CHP could provide additional generating capacity when grid demand increases or renewable resources are not available. As more intermittent renewable resources are added to the electric grid, grid operators need access to additional dispatchable generation capacity to ensure an adequate and stable power supply. Capstone’s system controllers could provide this automated response capability to allow for participation in grid services markets, where permitted.

In the United States, the Inflation Reduction Act introduced an updated structure to the Federal Investment Tax Credit (ITC) for CHP and microturbines ranging from 2% to 50% for projects that start construction by the end of 2024. The amount of the tax credit varies depending on whether the customer’s total project meets or is exempt from prevailing wage and apprenticeship requirements, domestic content requirements, and/or is located in an energy community. Projects under 1 MW capacity are exempt from the prevailing wage and apprenticeship requirement. We believe our microturbine solutions, as manufactured products, meet the U.S. Department of Treasury and Internal Revenue Service regulations to qualify for the domestic content bonus credit of 10% for the ITC. Microturbine CHP solutions are now on a level playing field with the ITC received by competing technologies. In addition, bonus depreciation rules allow businesses to immediately deduct 60% of eligible property placed in service in calendar year 2024, ramping down 20% each year through the end of 2026. As a result, we may see a positive impact on our sales in the United States due to the availability of these tax incentives. However, other CHP and gas-powered distributed energy technology-providers will also benefit from the same tax incentives. At the state level, slow approvals for natural gas pipeline infrastructure may impact gas availability in some areas, and efforts to incentivize building electrification over natural gas-fueled heat and power sources may inhibit sales. However, electricity demand spikes from building and vehicle electrification policies may also lead to higher electricity prices or delays in access to grid power thereby improving project economics for on-site distributed power generation whether through rental, EaaS or sales solutions.

In global markets, European governments continue to support efficient CHP, particularly in Eastern European countries, and are acting on reducing local air pollution through regulations like the EU’s Medium Combustion Plant and EcoDesign Directives. Our low emission systems’ abilities to meet these programs’ requirements may have a positive impact on our sales as implementation progresses. However, the EU’s push for decarbonization may also leave natural gas-fueled, highly efficient systems in limbo despite their near-term carbon reduction potential and long-term viability with the uptake of renewable and decarbonized gas alternatives. The EU’s Carbon Border Adjustment Mechanism may drive industrial manufacturers selling into the EU to adopt energy efficient practices over time to avoid penalties for larger carbon emissions on exports that compete with local European manufacturers. In the oil and gas market, production activities have grown as Europe seeks to fill the gap left by the loss of the Nord Stream pipeline, and many producers have committed to reduce methane emissions from their operations. Our systems’ low maintenance costs, reliability, and ability to run on a range of fuels could fit such producers’ needs and result in a positive impact on our sales.

Sourcing and Manufacturing

We are focused on improving our supply chain effectiveness, strengthening our manufacturing processes, and increasing operational efficiencies within our organization. Our manufacturing designs include the use of conventional technology, which has been proven in high-volume automotive and turbocharger production for many years. Some components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, many items are custom made to meet our specifications that require longer lead time. We believe that, in most cases, adequate capacity exists at our suppliers. We have several single source suppliers with long lead times which may be more challenging to transition to another supplier. We have an ongoing program to develop alternative back up suppliers for sole source parts wherever possible, but this has been challenging with low production volumes and increased pricing. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency, and lower supply chain costs.

Continuing into Fiscal 2024, we remained focused on mitigating supply chain issues, such as the costs of commodities and delayed lead times, related lingering issues from the COVID-19 pandemic and other macroeconomic conditions. Localization of our immediate supply chain within the Southwest US, located in close proximity to our manufacturing facility in Van Nuys, California, mitigated much of the global stressors associated with a typical geographically dispersed supply chain, as many of our suppliers were sharing similar experiences following the pandemic in the same magnitude we were experiencing in parallel. However, this also resulted in slightly higher prices based on US markets. As the global markets stabilize, we are looking to low-cost countries for cost-saving opportunities. Global freight delays, tariffs and costs remain a concern from a logistics perspective, but in many cases the reduced price in addition to tariffs and shipping costs still produces cost savings. Additionally, one of our primary raw material suppliers is significantly reducing their lead time as their capacity and availability has improved. To ensure component availability, we are right sizing our inventory to account for shipping times and variations in our customers’ ordering patterns. We are continuing to keep in place proactive measures in the form of safety stocks and investigating dual sourcing potential partners to minimize interruptions to our supply chain. We experienced some supply chain interruptions in the second half of Fiscal 2024 due primarily to the Chapter 11 filing, with delayed payments to our suppliers due to limited cash. These interruptions have since significantly improved.

We plan to substantially increase our focus on process controls and validations, supplier controls, distribution controls and provide our operations teams with the training and tools necessary to drive continuous improvement in product quality in Fiscal 2025. In addition, we remain focused on examining our operations and general business activities to identify cost improvement opportunities to enhance our operational effectiveness and use of lean manufacturing processes. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our demand volumes and forecasting could continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas), tariffs and/or import taxes, and ongoing global geopolitical tensions. Our strategy is to identify primary and secondary sources for critical components, both domestic and international, for when available to minimize production line down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules on build or a linear basis.

We have an approximately 42,300 square foot manufacturing footprint in our Van Nuys location in Southern California with production capacity of approximately 2,000 units per year, depending on product mix.

Research and Development (“R&D”)

Continuing into Fiscal 2024, we continued supporting business operational goals and enhancing our existing suite of products, focusing on alternative fuels and technologies, modernizing our key components, and continuing development in the global evolution of grid interconnection requirements. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective, reliable and timely manner. For Fiscal 2023 and 2022, R&D expenses were $2.4 million and $3.4 million, respectively, representing 3% and 5% of total revenue, respectively, for these fiscal years.

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

During Fiscal 2024, we continued to partner with Argonne National Laboratory and the University of California, Irvine (“UCI”) on the development of hydrogen-based technologies to support the transition away from carbon-based fuels. We began a new cooperative research and development agreement with Argonne National Laboratory to perform design and manufacturability optimization of our fuel flexible microturbine system ranging from 70% natural gas/30% hydrogen blends to 100% hydrogen fuel operation using computational fluid dynamics, high performance computing, and machine learning. The primary objective of this partnership is to optimize our engine design for minimizing NOx emissions while also maintaining high reliability during hydrogen operation.

We continue support of UCI through its Advanced Power and Energy Program, which works to evaluate microturbine operation using hydrogen and other fuel blends.  The testing completed in Fiscal 2023 demonstrated the outstanding performance of our patented hydrogen injector design on up to 100% hydrogen across broad operating regimes. We and UCI continue to be key partners in advancing academic research while furthering commercialization of hydrogen technology. During Fiscal 2024, we partnered with UCI and a private entity on demonstration tests of the C65 hydrogen blend technology for the purposes of generating power through recovered waste hydrogen-blend streams from microelectronics fabrication processes. Results were successful and promising with remaining work focused on optimizing NOx emissions to ultra-low levels still to be done.

UCI completed associated gas combustion analysis in catalog Capstone products.  Associated gas is represented by higher hydrocarbons, which are more challenging to maintain in a gaseous state.  As more pressure is placed on flaring at oil and gas locations, the expansion of our fuel acceptability limits enables customers to have a reliable, resilient, and environmentally conscientious way of handling waste gases.  The importance of our collaboration has been demonstrated in Fiscal 2022 and 2023 with our growing Energy-as-a-Service rental fleet which utilizes waste gas at expired oil and gas sites to provide high value to these power intensive operations.

We continue to comply with the most stringent grid interconnection standards worldwide. In early Fiscal 2024, we achieved certification of our C65 microturbine to the Italian CEI 0-16 standard and successfully passed FGW TR3 type testing of the C65 in support of VDE 4110 medium voltage standard compliance in Germany. The C65’s VDE 4110 certification is expected to be completed during Fiscal 2025, complementing our offering for the certified C200/C1000 models. Most recently, the UL1741 SA standard was revised to UL1741 SB in coordination with the release of the latest IEEE 1547: 2018 Standard for Interconnection and Interoperability of Distributed Energy Resources with Associated Electric Power Systems Interfaces. We are making significant progress towards completing C200 model family certification mid-year 2024, which will enable all customers to produce green, reliable power while supporting the U.S. grid with high speed, power-quality enhancing functionality.

We also continue to work on cost reduction and performance enhancement activities to improve the value of our microturbine products for our customer base, and to enhance our return on investment in Energy-as-a-Service offerings. Cost reduction activities are focused on leveraging the capabilities of our supply base and internal design lean manufacturing improvements, as well as partnering with external experts to implement Design for Manufacturing and Assembly strategies in the pursuit of continuous improvement. Product enhancements are focused on reducing the already very low maintenance requirements for our products, while at the same time improving operational efficiency, thereby reducing our customers’ total cost of ownership.

Because of our reliable single moving assembly, the use of Capstone turbogenerators continues to be of interest to other companies in support of concentrated solar power, biomass, steam methane reforming, and novel external combustion technologies.  We work closely with these external partners in the proper integration of Capstone hardware to ensure continued performance to meet project objectives and provide alternative solutions to reducing, and in some cases eliminating, carbon emissions.

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, and trademark laws and nondisclosure agreements to establish and protect our intellectual property rights in our products. In this regard, we have 10 U.S. active patents. The patents we have obtained will expire between calendar years 2024 and 2037. We actively evaluate our patent portfolio and pursue new patent applications as we develop new technological innovations, as needed.

We believe that a policy of protecting intellectual property is one component of our strategy of being the leader in microturbine system technology and will provide us with a long-term competitive advantage. In addition, we implement security procedures at our plants and facilities and have confidentiality agreements with our suppliers, distributors, employees, and certain visitors to our facilities.

Human Capital

On February 16, 2021, our Board of Directors (the “Board”) adopted an amended charter governing our Compensation and Human Capital Committee, after discussing the rapid movement to expand the role of our then-Compensation Committee beyond traditional compensation-related matters. In accordance with its recently amended charter, our Compensation and Human Capital Committee is responsible for reviewing, monitoring, and providing recommendations to our Board on our workplace policies and practices, including corporate culture and employee engagement, talent management and leadership development, employee diversity and inclusion, ensuring a respectful workplace free of discrimination and harassment. In connection with Emergence, we updated the charter governing our Compensation and Human Capital Committee.

Diversity

We are committed to maintaining, and continuing to foster, our diverse and inclusive work environment. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to promote inclusive, nondiscriminatory hiring and employment practices and fully comply with all laws applicable to discrimination in the workplace.

Workforce Statistics

As of May 31, 2024, we had 101 full-time employees and three part-time employees. As of March 31, 2023, we had 117 full-time employees and one part-time employee. As of March 31, 2022, we had 133 full-time employees and one part-time employee. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

In May 2023 and March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations and pay cuts.

Corporate Information

Capstone Green Energy Corporation was organized in 1988 in the State of California and was reincorporated as Capstone Turbine Corporation on June 22, 2000 in the State of Delaware.

On April 21, 2021, Capstone Green Energy Corporation filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Company for the sole purpose of changing the Company’s name to Capstone Green Energy Corporation effective as of 12:01 a.m. Eastern Time on April 22, 2021 (the “Corporate Name Change”).  In addition, Capstone Green Energy Corporation amended and restated its Fourth Amended and Restated Bylaws, effective as of April 22, 2021, solely to reflect the Corporate Name Change.

In connection with our emergence from the Chapter 11 Cases, Capstone Green Energy Corporation was reorganized pursuant to the TSA and became a private company that continues to own the Retained Assets (as defined below). Capstone Turbine International, Inc., a former wholly-owned subsidiary of Capstone Green Energy Corporation, which was incorporated in Delaware on June 10, 2004, became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Development.”

Available Information

This Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and exhibits and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet website (http://www.capstonegreenenergy.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

The following are risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Form 10-K because these factors could cause actual results, performance, and achievements to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, investors should also refer to the other information contained in this Form 10-K, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

References to impacts on the trading price of the New Common Stock (as defined below) assume that the New Common Stock will resume trading on an over-the-counter basis. As of the date of the filing of this Annual Report, no quote of the New Common Stock is published. There can be no assurances as to when over-the-counter trading will resume. See “—There is currently no public trading market for our New Common Stock.”

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

Risks Related to Our Emergence from Chapter 11

●	Emergence (as defined below) may have a negative impact on our business relationships.
●	Long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
●	There are significant risks related to our substantial indebtedness.
●	Financial results after Emergence may not reflect historical trends or meet our expectations.
●	Increased levels of employee attrition as a result of our Emergence, including among senior management.
●	There is currently no public trading market for our New Common Stock.

Risks Related to Our Corporate Structure

●	We are a holding company with nominal net worth and will depend on dividends and distributions from our Operating Subsidiary (as defined below) to pay any dividends.
●	Holders of the Preferred Units (as defined below) can exercise significant control over our Operating Subsidiary, which could limit our ability to influence the outcome of key corporate actions of our Operating Subsidiary.

Risks Related to Our Restatement

●	We have restated our consolidated financial statements for prior annual and interim periods and have concluded two Audit Committee Investigations, all of which have affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, our reputation with our customers, and our ability to timely file our periodic reports with the SEC, and has resulted in stockholder litigation against certain of our current and former executives and may result in additional litigation in the future.
●	The SEC enforcement division is conducting an investigation into the circumstances surrounding the Restatement, the results of which may have a material adverse effect on our financial condition and business.
●	We have incurred and expect to continue to incur significant expenses related to the Audit Committee Investigations (as defined below), Restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.
●	The Audit Committee Investigations, the findings thereof, and the Restatement process have diverted, and may continue to divert, management and other human resources from the operation of our business.
●	Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

Risks Related to Our Business Operations and Financial Results

●	We may be unable to fund our future operating requirements, which could force us to curtail our operations.
●	We have realized reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.
●	We are exposed to floating interest rate risk under the Exit Note Purchase Agreement, which could cause our debt service obligations to increase significantly.
●	Regional epidemics or global pandemics may materially and adversely affect our business, financial condition and results of operations.
●	A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our results of operations.
●	Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.
●	Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could impair our results of operations.
●	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our results of operations will suffer.
●	Changes to trade regulations, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact our business.

●	We may not be able to retain or develop relationships with OEMs or distributors in our targeted markets, in which case our sales would not increase as expected.
●	If any of our distributor relationships are not successful, we may terminate or choose not to renew the related distributor agreement, which may result in interference with the wind down of the relationship or the transition of end-user service agreements and could potentially negatively impact our distribution channels or result in litigation costs or other expenses or cash flow.
●	We have substantial accounts receivable and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.
●	Loss of a significant customer could have a material adverse effect on our results of operations.
●	We may not achieve production cost reductions necessary to competitively price our products, which would adversely affect our sales.
●	We may incur costs and liabilities as a result of product liability claims.
●	Operational restructuring may result in asset impairment or other unanticipated charges.
●	We may not be able to manage our growth effectively, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.
●	Our success depends in significant part upon the continuing service of management and key employees, and several key management and other employees have recently left Capstone.
●	Our operations are vulnerable to interruption by fire, earthquake, riots, domestic and international instability, war, terrorism, geopolitical events and other events beyond our control.
●	Activities necessary to integrate any future acquisitions may result in costs greater than current expectations or be less successful than anticipated.
●	We may be adversely impacted by the effects of climate change and may incur increased costs and experience other impacts due to new or more stringent greenhouse gas regulations designed to address climate change.

Risks Related to Our Product Offerings

●	We depend upon the development of new products and enhancements of existing products.
●	Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted would materially and adversely affect our business and financial condition.
●	We may not be able to produce our products on a timely basis if we fail to correctly anticipate product supply requirements or if we suffer delays in production resulting from issues with our suppliers. Our suppliers may not supply us with a sufficient number of components or components of adequate quality, or they may provide components at significantly increased prices.
●	Commodity market factors impact our costs and availability of materials.
●	We operate in a highly competitive market among competitors that have significantly greater resources than we have, and we may not be able to compete effectively.
●	Our business and financial performances depend in part on the oil and natural gas industry, where a continued movement towards clean energy and away from fossil fuels, as well as a decline in prices for oil and natural gas, may have an adverse effect on our revenue, cash flows, profitability, and growth.
●	Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.
●	We may not be able to develop sufficiently trained applications engineering, installation, and service support to serve our targeted markets.
●	Changes in our product components may require us to replace parts held at distributors.
●	Utility companies or governmental entities could place barriers to our entry into the marketplace, and we may not be able to effectively sell our products.

Risks Related to Pending Litigation and Government Regulation

●	We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.
●	We and certain of our former directors and officers are subject to various legal proceedings.

Risks Related to Data, Security, and Intellectual Property

●	Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.
●	We face security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data. If we are unable to protect our data or the data of our customers, a security breach could damage our reputation and have a material adverse effect on our business.

Risks Related to Ownership of Our New Common Stock

●	Our management has identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2023. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.
●	Future issuances or sales of our New Common Stock or exercises by holders of any warrants we may issue could lower our stock price and dilute the interests of existing stockholders.
●	Once trading in the New Common Stock commences, the market price of our New Common Stock is likely to be highly volatile and you could lose all or part of your investment in our securities.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	Provisions in our certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay, or prevent a merger or acquisition at a premium price.
●	We do not intend to pay cash dividends. We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, any gains from an investment in our securities will likely depend on whether the price of our New Common Stock increases.

For a more complete discussion of the material risks facing our business, please see below.

Risks Related to Our Emergence from Chapter 11

We emerged from bankruptcy in December 2023, which could adversely affect our business and business relationships.

We emerged from bankruptcy on the Effective Date. It is possible that having recently emerged from the Chapter 11 Cases could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees, and other third parties. The risks we may face as a result of our recent Emergence include, but not are limited to, the following:

●	vendors or other contract counterparties could terminate their relationship with us or require financial assurances or other enhanced performances;
●	we may face challenges in renewing existing contracts and competing for new business;
●	it may be more difficult to attract, motivate, and/or retain key executives and employees;
●	employees may be distracted from the performance of their duties or more inclined to pursue other employment opportunities; and
●	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

We cannot accurately predict or quantify the impacts or material adverse effects of the residual risk and uncertainties associated with our Emergence, or the occurrence of one or more of these risks could have on our results of operations, financial condition, business, and reputation. We cannot assure you that having recently been subject to bankruptcy protection will not adversely affect our future results of operations, financial condition, and business.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

On March 31, 2023, we had cash and cash equivalents of $12.8 million and working capital deficiency of $56.8 million. This compares to $22.6 million and $29.3 million, respectively, as of March 31, 2022. On May 31, 2024, we had cash and cash equivalents of approximately $0.8 million. We face uncertainty regarding the adequacy of our long-term liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases. In addition, the Notes (as defined below) bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Exit Note Purchase Agreement) plus 7.00% per annum. 100% of the interest payable under the Notes is payable in kind until December 7, 2024, after which we must start paying cash interest. We cannot assure you that cash on hand at Emergence, cash flow from operations, and the financing pursuant to the Exit Facility will be sufficient to continue to fund our operations or to pay cash interest on the Notes when due. Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to: (i) comply with the terms and conditions of the Exit Note Purchase Agreement and associated agreements, (ii) maintain adequate cash on hand, and (iii) generate cash flow from operations.

There are significant risks related to our substantial indebtedness.

We are party to an Exit Note Purchase Agreement (the “Exit Note Purchase Agreement”), by and among Operating Subsidiary, as the issuer, the Company and Capstone Financial Services, as the guarantors (the “Guarantors”), Purchaser and the Collateral Agent (each as defined in the Exit Note Purchase Agreement). The Exit Note Purchase Agreement provides for:

(i) a roll up of the $12.6 million DIP New Money Notes (plus any accrued unpaid interest);

(ii) a roll up of $8.0 million of DIP Roll Up Notes (plus any accrued unpaid interest) (collectively with the roll up of the $12.6 million DIP New Money Notes, the “Exit Roll Up Notes”); and

(iii) an additional $7.0 million new money committed delayed draw term loan facility (the “Exit New Money Notes” and, together with the Exit Roll Up Notes, the “Notes”), of which $3.0 million was drawn at closing.

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility. As of May 31, 2024, we had $29.7 million in borrowing outstanding under the Notes. The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The Exit Note Purchase Agreement contains customary covenants, including, among others, covenants that restrict our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and a minimum liquidity covenant and minimum consolidated adjusted EBITDA covenant.

As of March 31, 2024, we were not in compliance with the minimum adjusted EBITDA covenant contained in the Exit Note Purchase Agreement. In anticipation of such default, we obtained a waiver from the Purchaser and the Collateral Agent on March 27, 2024. There can be no assurance that the Purchaser and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of our repayment obligations under the Notes.

Our obligations under the Exit Note Purchase Agreement have important consequences, including the following:

●	We may have difficulty obtaining additional financing to meet our requirements to repay the Notes at their respective maturities on December 7, 2025 and December 7, 2026 and to meet our requirements for operations, capital expenditures, and general corporate or other purposes. There is no assurance that we will be able to repay or refinance the Notes at or prior to their respective maturity dates (or upon acceleration based upon events of default).
●	The Collateral Agent has a lien on substantially all of our assets under the Exit Note Purchase Agreement, securing our obligations under the Notes, may enforce any and all liens and security interests on the collateral we have used to secure the Notes, and we may forfeit our right to such collateral. A default leading to the Purchaser and the Collateral Agent accelerating the maturity of the indebtedness under the Notes would have a material adverse effect on our business and financial condition, and, if the Purchaser and the Collateral Agent exercise their rights and remedies, we could be forced to seek bankruptcy protection again.
●	We are required to dedicate a substantial portion of our cash flow to the payment of principal and, beginning in December 2024, interest on the Notes, which reduces the amount of funds available for operations, capital expenditures and future acquisitions.

Our actual financial results after Emergence may not be comparable to our historical financial information or to our projections filed with the Bankruptcy Court.

As a result of the implementation of the Plan and the transactions contemplated thereby, our future results of operations, financial condition, and business may not be comparable to the results of operations, financial condition, and business reflected in our historical financial statements.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate the feasibility of the Plan and our ability to continue operations upon our Emergence. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic, and competitive risks, and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

It may be difficult for us to attract and retain employees, including members of our senior management, as a result of our Emergence.

As a result of our Emergence, it may be difficult for us to attract and retain employees, including members of senior management. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate, and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us following our Emergence may be challenging given the uncertainties currently facing our business and changes we may make to our organizational structure to adjust to changing circumstances. The loss of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition, and results of operations.

There is currently no public trading market for our New Common Stock, and we cannot assure you that an active trading market will develop for the New Common Stock.

As a result of the implementation of the Plan and the transactions contemplated thereby, the stockholders of Capstone Green Energy Corporation received their pro rata share of 18,540,877 shares of the common stock of Capstone Green Energy Holdings, Inc., par value $0.001 per share (the “New Common Stock”). There is currently no public trading market for the New Common Stock because we have not been current in our annual and quarterly reports pursuant to Section 13 and 15(d) of the Exchange Act (the “Reporting Obligations”), we have been unable to obtain a ticker symbol for the New Common Stock or to obtain quotation on any OTC Markets Group, Inc. tier. As such, the New Common Stock can only be traded between brokers and no quote is published. We will not be current on our Reporting Obligations until we file delinquent Quarterly Reports on Form 10-Q and will not become current in connection with the filing of this Annual Report. We cannot provide any assurance that over-the-counter trading will resume or that the trading volume or price will increase if over-the-counter trading does resume. Not being listed on an established securities exchange has an adverse effect on the liquidity of the New Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for the New Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for the New Common Stock.

Risks Related to our Corporate Structure

We are a holding company with nominal net worth and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends.

The Company is a holding company with nominal net worth. We do not have any material assets nor conduct any business operations other than our investment in the Operating Subsidiary. Our business operations are conducted primarily out of the Operating Subsidiary and certain of its subsidiaries. As a result, in addition to the restrictions on payment of dividends that apply under the terms of our existing indebtedness and the limited liability company agreement of Operating Subsidiary (as defined below) (the “Operating Subsidiary LLC Agreement”), our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from the Operating Subsidiary. Payments to us from the Operating Subsidiary will be contingent upon its earnings and subject to any limitations on the ability of such entity to make payments or other distributions to us, including limitations contained in the Operating Subsidiary LLC Agreement.

Holders of the Preferred Units can exercise significant control over our Operating Subsidiary, which could limit our ability to influence the outcome of key corporate actions of our Operating Subsidiary.

Pursuant to the Operating Subsidiary LLC Agreement, the Operating Subsidiary may not undertake certain actions without the prior written approval of Goldman Sachs. Subject to certain exceptions, the Operating Subsidiary must not, among other things: (1) alter or change the rights, preferences or privileges of the Preferred Units or amend any of the Operating Subsidiary’s governing documents; (2) make any change in corporate form, including conversion to a corporation; (3) increase the authorized number of Preferred Units; (4) issue any Common Units or equivalents to any person or group of persons (other than the Company), or approve the sale by the Company of Common Units or equivalents to any person or group of persons, such that after the issuance or sale, as applicable, such person or group of persons would own an aggregate number of Common Units in excess of 25% of the actually outstanding Common Units on the date of the Operating Subsidiary LLC Agreement; (5) create any new class of units with preference over, or parity with, the Preferred Units; (6) authorize, issue or reclassify any securities issued by New Subsidiary, its subsidiaries and controlled affiliates (the “Restricted Entities”), other than issuances of Common Units to the Company; (7) sell, issue, sponsor, create or distribute any digital tokens, cryptocurrency or other blockchain-based assets; (8) incur new third party indebtedness exceeding $5.0 million, other than (A) debt contemplated by the TSA, (B) lease or other obligations relating to the rental of equipment to customers or otherwise for energy-as-a-service (EaaS) business activity and (C) debt permitted under the DIP Note Purchase Agreement (see Note 17 – Subsequent Events – DIP Note Purchase Agreement in the Notes to Consolidated Financial Statements); (9) declare or pay distributions other than (A) for tax purposes and (B) distributions from the Operating Subsidiary’s subsidiaries or controlled affiliate to the Operating Subsidiary or its wholly owned subsidiaries; (10) effectuate any liquidation event; (11) acquire any business, ownership of any equity securities in any person other than a wholly owned subsidiary, or enter into a joint venture arrangement; (12) conduct any public offering or direct listing on a national securities exchange; (13) enter into any merger or other transaction resulting in the Operating Subsidiary’s equity interests being listed or quoted for trading on an exchange or otherwise subject to registration; (14) commence, settle, defend or make any material decisions with respect to any material settlement or litigation; (15) make any material change to the nature of the Operating Subsidiary’s Existing Business (as defined in the Operating Subsidiary LLC Agreement); or (16) enter into any affiliated party transaction except for (A) payments to holders of Common Units (including the Company) in accordance with the terms of the Services Agreement (as defined below) and (B) compensation arrangements.

In addition, pursuant to the Operating Subsidiary LLC Agreement, the Company, its subsidiaries and controlled affiliates may not, without the consent of the holders of a majority of the Preferred Units held by the Preferred Members (which, on the effective date of the New Subsidiary LLC Agreement is solely Capstone Distributor Support Services, Inc.), engage in any business opportunities, make any investments or enter into any transactions, including any of the foregoing which are or would reasonably be expected to be within the scope of, or would reasonably be deemed to be beneficial to, the “Existing Business” (as defined in the Operating Subsidiary LLC Agreement) of Operating Subsidiary.

Further, pursuant to the Operating Subsidiary LLC Agreement, at any time during the six-month period following the sixth anniversary of the effective date of the Operating Subsidiary LLC Agreement, the Preferred Requisite Members may elect to have all, but not less than all, of the then outstanding Preferred Units redeemed.  In such event, Operating Subsidiary will redeem all, but not less than all, of the Preferred Units, except Operating Subsidiary may not make such payment if (a) such payment is prohibited by Delaware Law or (b) Operating Subsidiary is, or by such payment would be, insolvent.  The aggregate price for Preferred Units will be an amount equal to the greater of (i) the $10,449,863, plus declared but unpaid distributions, or (ii) the fair market value of the Preferred Units on an as-converted to Common Units basis at the time of such redemption.

The Preferred Member’s 37.5% equity interest in the Operating Subsidiary is non-dilutable.

See “Management’s Discussion and Analysis of Financial Condition—Operating Subsidiary LLC Agreement” for a more detailed description of the terms of the Operating Subsidiary LLC Agreement and the restrictions imposed on the Company and its subsidiaries pursuant to the Operating Subsidiary LLC Agreement.

Risks Related to Our Restatement

We have restated our consolidated financial statements for prior annual and interim periods and have concluded two Audit Committee Investigations, has all of which have affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, our reputation with our customers, and our ability to timely file our periodic reports with the SEC, and has resulted in stockholder litigation against certain of our current and former directors and executives and may result in additional litigation in the future.

We have restated our consolidated financial statements for prior annual and interim periods. This Restatement was required to correct for the following: (i) the timing of revenue recognition related to bill-and-hold arrangements, (ii) the timing of recognizing certain expenses associated with factory protection plan contracts.  These issues were investigated by our audit committee and (iii) reclassification of term not payable (the “Revenue Recognition Investigation”) and are addressed in the Restatement, as well as other immaterial misstatements. Such Restatement:

●	has had and may continue to have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes;
●	has resulted in our failure to timely file our periodic reports with the SEC;
●	has negatively impacted and may continue to negatively impact the trading of our common stock;
●	has resulted in stockholder litigation against certain of our current and former directors and executives and may result in additional litigation;
●	has resulted in an investigation by the SEC enforcement division;
●	may make it more difficult, expensive, and time consuming for us to raise capital on acceptable terms, or at all;
●	may make it more difficult for us to pursue transactions or implement business strategies that might otherwise be beneficial to our business; and
●	may negatively impact our reputation with our customers.

In addition, based on information learned as part of the Restatement process, the Audit Committee commenced an investigation (the “FPP Investigation” and, together with the Revenue Recognition Investigation, the “Audit Committee Investigations”) into FPP related practices. The FPP Investigation was conducted with the assistance of outside counsel retained by the Audit Committee. Through the FPP Investigation, the Audit Committee identified evidence that, at times during the fiscal years covered in this Annual Report, former senior executives delayed shipment of available parts under the FPP and delayed recording the associated expense on the Company’s financial statements. The Audit Committee Investigations found no evidence that either the Audit Committee, the full Board or current executive officers were aware of such activity.  The financial statement impact of such activity in prior reporting periods, if any, has been addressed through the Company’s Restatement. As part of the Restatement process, the Company corrected its accounting treatment of FPP expenses so that claims are recorded at the time a claim is received and accepted, as opposed to when the claim is satisfied.

Refer to Note 13 – Commitments and Contingencies – Legal Matters in the Notes to Consolidated Financial Statements and to “Business—Legal Proceedings” for information regarding legal proceedings in which we are involved.

The SEC enforcement division is conducting an investigation into the circumstances surrounding the Restatement, the results of which may have a material adverse effect on our financial condition and business.

Following the conclusion of each Audit Committee Investigations, the Audit Committee self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC enforcement division has commenced an investigation relating to the circumstances surrounding the Restatement and the findings of the Audit Committee in respect of the FPP Investigation (the “SEC Investigation”). We are cooperating with the SEC in connection with its investigation. Investigations of this nature are inherently uncertain and their results cannot be predicted. Regardless of the outcome, the SEC Investigation has had and may continue to have an adverse impact on us because of legal costs, diversion of management resources, and other factors. The SEC Investigation could also result in reputational harm to us, which, among other things, may limit our ability to obtain new customers and enter into new agreements with our existing customers, or our ability to obtain financing, and have a material adverse effect on our current and future business, financial condition, results of operations and prospects. We cannot predict the duration or outcome of the SEC Investigation at this time.

Further, as a result of the conclusions of the Revenue Recognition Investigation and the Restatement, certain of our directors and officers are currently the subject of securities class action litigation. See Note 13 – Commitments and Contingencies – Legal Matters in the Notes to Consolidated Financial Statements and “Business—Legal Proceedings” for information about the SEC Investigation and legal proceedings involving the Company’s directors and officers.

The Restatement, as well as our reported material weaknesses in internal control over financial reporting (including the related disclosure of the Audit Committee Investigations made in this Annual Report on Form 10-K), may subject us to additional litigation or regulatory examinations, investigations, proceedings, or orders. Our management has devoted and may be required to devote significant time and attention to these matters. If any of these or potential future matters are resolved adversely against us, there may be a material adverse effect on our business, financial condition, and results of operations. Additionally, while we cannot estimate our potential exposure to these or any potential future matters at this time, we have already expended significant resources investigating the underlying claims and addressing these matters and expect to continue to need to expend significant resources. Our insurance coverage may not be sufficient to compensate for all potential liability. Although we maintain applicable insurance, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

We have incurred and expect to continue to incur significant expenses related to the Audit Committee Investigations, Restatement, and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted substantial internal and external resources towards the Audit Committee Investigations and the Restatement and expect to continue to devote substantial such resources towards the implementation of enhanced procedures and controls over deficiencies that resulted in the Restatement and the remediation of other deficiencies in our internal control over financial reporting. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial, and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented, or replaced. We have taken a number of remediation efforts in response to the Audit Committee Investigations. However, there can be no assurance that these steps will be successful. To the extent these steps are unsuccessful or incomplete, or we identify additional problems requiring remediation, we may be required to devote significant additional management time and incur significant additional expense. The incurrence of significant additional expense or the requirement that management devotes substantial time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, financial condition, and results of operations.

The Audit Committee Investigations, the findings thereof, and the Restatement process have diverted, and may continue to divert, management and other human resources from the operation of our business.

The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business. The Audit Committee Investigations, the findings thereof, and the process of the Restatement have diverted, and may continue to divert, management and other human resources from the operation of our business. Our Board, members of management, and accounting, legal, administrative and other staff and outside consultants have spent significant time on the Audit Committee Investigations, the findings thereof, and the process of the Restatement and will likely spend significant time on the remediation of disclosure controls and procedures and internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business, which may have an adverse effect on our results of operations, financial condition and ability to accomplish our strategic objectives.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

This Annual Report on Form 10-K for the year ended March 31, 2023 is being filed nearly one year after its due date and we have not yet filed our Quarterly Reports on Form 10-Q for the first three quarters of Fiscal 2024. Because these filings have not been made within the timeframes required by SEC rules, we have not remained current in our reporting requirements with the SEC, and we will not be eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. To pursue an offering now, we are required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Risks Related to Our Business Operations and Financial Results

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2023 consolidated financial statements. Management assessed that there were such conditions and events, primarily our current cash position, lack of liquidity, limits to accessing capital and debt funding options. Management concluded, and our auditors agreed, that these conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date the financial statements are issued. The substantial doubt about our ability to continue as a going concern may negatively impact relationships with third parties with whom we do business, including customers, vendors and lenders, may impact our ability to raise additional capital for our business plan, and may lead us to seek bankruptcy protection again.  If we are unable to continue as a going concern, holders of our securities might lose their entire investment.

We are exposed to floating interest rate risk under the Exit Note Purchase Agreement, which could cause our debt service obligations to increase significantly.

We are exposed to market risk from changes in interest rates. All outstanding Notes bear interest at the Adjusted Term SOFR rate plus 7.00% per annum. The Adjusted Term SOFR rate is a floating rate. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Any further increase in Adjusted Term SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future.

Regional epidemics or global pandemics may materially and adversely affect our business, financial condition and results of operations.

The occurrence of regional epidemics or a global pandemic may adversely affect our business, financial condition and results of operations. For example, the COVID-19 pandemic has and could continue to materially and adversely affect our business, financial condition and results of operation.

The COVID-19 pandemic has also caused significant uncertainty and volatility in global financial markets. Our liquidity has been negatively impacted due, in part, to such effects. Further, our ability to raise additional capital has also been impacted by the COVID-19 pandemic and the resulting macroeconomic effects. Further adverse economic events resulting from the COVID-19 pandemic, including sustained economic downturn, supply chain disruptions, or increasing cost pressures, could materially and adversely affect our business, access to capital markets and the value of our common stock.

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our results of operations.

Our products represent an alternative technology, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. In addition, as part of our business strategy, we are focusing our marketing efforts on expanding our Energy as a Service business and on the energy efficiency, renewable energy, and natural resources markets. We may be unable to grow our business in these target markets. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

●	consumer reluctance to try a new product;
●	regulatory requirements;
●	the cost competitiveness of our microturbines;
●	costs associated with the installation and commissioning of our microturbines;
●	maintenance and repair costs associated with our microturbines;
●	the future costs and availability of fuels used by our microturbines;
●	economic downturns and reductions in capital spending;
●	consumer perceptions of our microturbines’ safety and quality;
●	the emergence of newer, more competitive technologies and products;
●	growth of the hybrid electric vehicle market; and
●	decreases in domestic and international incentives.

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

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. For example, our warranty provision was negatively impacted in Fiscal 2021 because of a supplier defect identified in fielded units. In Fiscal 2021, a warranty reserve in the amount of $4.9 million was established related to reliability programs to account for the replacement of remaining high risk failure parts in some of our fielded units due to a supplier defect. As of March 31, 2023, the balance for the warranty reserve was $1.6 million. Any future product quality issues with our parts suppliers could lead to lengthy and costly litigation, even if the outcome is ultimately in our favor. In addition, such quality issues with any of our parts could lead us to fail to meet the product quality expectations of our own customers, which could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could impair our results of operations.

The sale of our products typically involves a significant commitment of capital by customers, which can result in the typical delays associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to several significant risks over which we have little or no control. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition, results of operations, and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary materially from period to period. Further, our inventory balance as of March 31, 2023 was $40.4 million, compared to $31.8 million as of March 31, 2022, as restated. This increase was due to purchases of long lead time inventory, and there is a risk that our inventory balances continue to rise, and consequently see a backlog of obsolete or excess inventory.

Net product orders for Fiscal 2023 were $35.5 million and contributed to an ending backlog of $42.8 million at March 31, 2023. The book-to-bill ratio was 1.1:1 for Fiscal 2023. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio better demonstrates the current demand for our products in the given period.

If we do not effectively implement our sales, marketing, and service plans, our sales will not grow and our results of operations will suffer.

Our sales and marketing efforts may not achieve intended results and, therefore, may not generate the revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on expanding our Energy as a Service business and further developing selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near-term plans will be successful. If we are not able to address markets for our products successfully, we may not be able to grow our business, compete effectively or achieve profitability.

Changes to trade regulations, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import or may otherwise adversely impact our business.

The former U.S. administration voiced strong concerns about imports from countries that it perceived as engaging in unfair trade practices. Any current or future U.S. administration may decide to impose import duties or other restrictions on products, components, or raw materials sourced from those countries, which may include China, Mexico, and other countries from which we import components or raw materials. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.

Moreover, any new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our business.

The U.S. government imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies, and requires export licenses for certain of such activities. Following Russia’s military invasion of Ukraine in March 2022, we re-evaluated our efforts in the Russian and the surrounding CIS markets and have ceased exploring growth opportunities in such markets. We do, however, continue to evaluate customer orders and ensure that we are in compliance with all laws and regulations upon acceptance and before shipment. If we are unable to conduct business with new or existing customers or pursue opportunities with sanctioned countries, including Russia, our business, including our revenue, profitability, and cash flows, could be materially adversely affected.

The Israeli invasion of Gaza has caused division among world leaders. Actions could be imposed against the United States for its support of Israel. This could impact business activity and our ability to source parts and components and sell our products internationally.

We may not be able to retain or develop relationships with OEMs or distributors in our targeted markets, in which case our sales would not increase as expected.

In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise or better access to those markets. We believe that retaining or developing relationships with strong OEMs (which to date have typically resold our products under their own brands or packaged our products with other products as part of an integrated unit) or distributors in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Our relationships with distributors have come under strain due to our efforts in Fiscal 2023 to collect on our accounts receivables and increase prices. Because of OEMs’ and distributors’ relationships in their respective markets, the loss of an OEM or distributor could adversely impact our ability to penetrate our target markets. We offer our OEMs and distributors stated discounts from the list price of the products they purchase. In the future, to attract and retain OEMs and distributors we may provide volume price discounts or otherwise incur significant costs that may reduce the potential revenue from these relationships. We may not be able to retain or develop appropriate OEMs and distributors on a timely basis, and we cannot provide assurance that the OEMs and distributors will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in our being unable to enter into other arrangements at a time when the OEM or distributor with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot provide assurance that we will be able to negotiate collaborative relationships on favorable terms or at all. Our inability to have appropriate distribution in our target markets may adversely affect our financial condition, results of operations and cash flow.

If any of our distributor relationships are not successful, we may terminate or choose not to renew the related distributor agreement, which may result in interference with the wind down of the relationship or the transition of end-user service agreements and could potentially negatively impact our distribution channels or result in litigation costs or other expenses.

Successfully managing our distribution channels in an effort to reach various potential customer segments for our products and services is a complex process. Each of our distributors is a strategically placed independent partner that provides for the marketing and selling of our products and services on our behalf. If our distribution relationships are not successful, we may lose sales opportunities, customers, and revenues. Our agreements with our distribution partners require them to comply with performance conditions that are subject to interpretation, which could result in disagreements. At any given time, we may be in disputes with one or more distribution partners. Any such dispute could result in lengthy and costly litigation, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with such distribution partners. A contractual dispute with a distribution partner may result in our or our distribution partner seeking to terminate the related distribution agreement, even if such termination would be wrongful, which could harm our business or interfere with a previously agreed wind down of the relationship or transition of end-user service agreements. Any prolonged disruptions of our distribution channels that results from the termination of one or more of our distributions or our failure to renew our distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition, results of operations and prospects.

We have substantial accounts receivable and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.

Our accounts receivable balance, net of allowances, was $7.1 million and $15.9 million as of March 31, 2023 and 2022, respectively. Days sales outstanding in accounts receivable (“DSO”) at the end of Fiscal 2023 was 46 days, compared with 90 days at the end of Fiscal 2022. We recorded net bad debt expense of approximately $4.3 million and $0.4 million during Fiscal 2023 and 2022, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on results of operations and cash flows.

Loss of a significant customer could have a material adverse effect on our results of operations.

E-Finity and RSP Systems accounted for approximately 12% and 11%, respectively, of our revenue for Fiscal 2023. Additionally, E-Finity accounted for 12% of net accounts receivable as of March 31, 2023. The loss of E-Finity, RSP Systems, or any other significant customer could have a material adverse effect on our results of operations and financial condition.

We may not achieve production cost reductions necessary to competitively price our products, which would adversely affect our sales.

We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to develop low-cost design enhancements, to obtain necessary tooling and favorable supplier contracts and to increase sales volumes so we can achieve economies of scale. We cannot provide assurance that we will be able to achieve any such production cost reductions. In fact, we have implemented three price increases in the past eighteen months in reaction to increased costs. Our failure to achieve such cost reductions could have a material adverse effect on our business and results of operations.

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

As a result of our corporate strategy, we have identified opportunities to outsource to third-party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality, and increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in production delays or lower-quality products. Transitioning to outsourcing may cause certain of our affected employees to leave before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

We may not be able to manage our growth effectively, expand our production capabilities or improve our operational, financial and management information systems, which would impair our results of operations.

If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, management, and other resources. Our ability to manage our growth will require us to expand our production capabilities, continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. We cannot provide assurance that our systems, procedures and controls, or financial resources will be adequate, or that our management will keep pace with this growth. We cannot provide assurance that our management will be able to manage this growth effectively.

Our success depends in significant part upon the continuing service of management and key employees, and several key management and other employees have recently left Capstone.

Our success depends in significant part upon the continuing service of our executive officers, senior management, and sales and technical personnel. The failure of our personnel to execute our strategy or our failure to retain management and personnel could have a material adverse effect on our business. In March 2022, we implemented an expense reduction plan, which included furloughs, employment terminations, and pay cuts. In May 2023, we implemented a second round of expense reductions, which included furloughs to employees. We also recently suffered departures of other key personnel, including in accounting/finance and information technology. In August 2023, Darren Jamison, our long time President and Chief Executive Officer, resigned from his positions with the Company. Robert Flexon, Chair of our Board, served as our Interim President and Chief Executive Officer from August 2023 until March 2024, when Vincent Canino succeeded him as President and Chief Executive Officer. Our Chief Financial Officer, John Juric, joined the Company in March 2023 following the departure of the Company’s Interim Chief Financial Officer, Scott Robinson. These departures have placed additional strain on our remaining personnel, and we do not expect to replace all of the departed employees, so the increased burdens on the remaining personnel are expected to continue for the foreseeable future. Accordingly, our recent losses of key employees could adversely impact our business, financial condition, and results of operations. In addition, if we are unable to successfully integrate the new members of management, including the new Chief Executive Officer, into our leadership team, our operations and financial condition may be adversely affected.

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate, and retain qualified managerial personnel, including senior members of management. There can be no assurances that we can do so. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs.  In addition, we have already experienced involuntary turnover due to increased commuting costs for our employees. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our Company and maintain or expand our product offerings may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition, and results of operations.

In addition, our internal control systems rely on employees trained in the execution of the controls, particularly within our financial and accounting function. Loss of these employees or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms further. See “—Our management has identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2023. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations” for a discussion of the material weakness in the Company’s internal control over financial reporting.

Our operations are vulnerable to interruption by fire, earthquake, riots, domestic and international instability, war, terrorism, geopolitical events and other events beyond our control.

Our operations are vulnerable to interruption by fire, earthquake, riots, domestic and international instability, war, terrorism, geopolitical events and other events beyond our control. Our executive offices, manufacturing facility, and auxiliary inventory storage facility are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area and because we have no redundancy facility located within or outside of Southern California, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. While we take steps to mitigate the impact of severe weather and environmental and natural disasters, the frequency and severity of which may be impacted by climate change and other natural and manmade events, such events could result in severe disruption to our business operations at these facilities. The combination of high inflation, illegal immigration, the cost of living, and reduced spending on law enforcement in and around our location in Southern California poses an elevated risk of social disturbances and riots.

If an earthquake, fire, or other man-made or natural disaster occurs at or near our facilities, our business, financial condition, operating results and cash flow could be materially adversely affected.

Domestic and international political and economic instability or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect the performance of our services, sale of our products or other business operations. See “—Changes to trade regulations, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import or may otherwise adversely impact our business” for a discussion of the impact of Russia’s military invasion of Ukraine on our business and results of operations. A slowdown in economic growth in some emerging markets could result in long sales cycles, greater risk of uncollectible accounts and longer collection cycles. Fluctuations or devaluations in currency values, especially in emerging markets, could have an adverse effect on us, our suppliers, logistics providers and manufacturing vendors. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Activities necessary to integrate any future acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

We may acquire other businesses in the future, and the success of these transactions will depend on, among other things, our ability to develop productive relationships with the corresponding distributors and to integrate assets and personnel, if any, acquired in these transactions and to apply our internal controls processes to these acquired businesses. Future acquisitions may require us to raise financing, including by issuing common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses, and become subject to litigation. The benefits of an acquisition may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated, or at all. We may experience difficulties integrating the operations, technologies, products, and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from the normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and the potential loss of, or harm to, our relationships with employees, customers, consumers and suppliers as a result of integration of new businesses. If we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

We may be adversely impacted by the effects of climate change and may incur increased costs and experience other impacts due to new or more stringent greenhouse gas regulations designed to address climate change.

The scientific consensus indicates that emissions of greenhouse gases (“GHG”) continue to alter the composition of Earth’s atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The potential impacts of climate change on our customers, product offerings, operations, facilities, and suppliers are accelerating and uncertain, as they will be particular to local and customer-specific circumstances. These potential impacts may include, among other items, physical long-term changes in freshwater availability and the frequency and severity of weather events as well as customer product changes either through preference or regulation.

Concerns regarding climate change may lead to additional international, national, regional and local legislative and regulatory responses. Various stakeholders, including legislators and regulators, shareholders, and non-governmental organizations, are continuing to look for ways to reduce GHG emissions. Increased input costs, such as fuel, utility, transportation, and compliance-related costs, could increase our operating costs.

On October 7, 2023, California Governor Gavin Newsom signed three landmark climate disclosure bills that are more stringent than the recently enacted SEC rules. California’s group of new laws address (i) GHG emissions reporting in compliance with the Greenhouse Gas Protocol (GHG Protocol), (ii) climate-related financial risk reporting in accordance with the recommendations of the Task Force on Climate-Related Financial Disclosures (TCFD), and (iii) disclosure of information about certain emissions claims and the sale and use of carbon offsets. Although the SEC’s climate disclosure proposal includes GHG Protocol and TCFD requirements, unlike the SEC’s proposed rule, the California requirements apply to certain private and public companies with business activities in California. AB 1305 addresses voluntary carbon market disclosures. It applies to entities that (i) operate and make emissions claims within California; or (ii) buy or sell carbon offsets within California. SB 253 is the Climate Corporate Data Accountability Act. It applies only to business entities with annual revenue over $1 billion that do business in California. It requires disclosure of scope 1, scope 2, and scope 3 GHG emissions. Annual reporting of scope 1 and scope 2 GHC emissions will be required for covered entities beginning in 2026 (for the 2025 fiscal year). Annual reporting of scope 3 GHG emissions will be required beginning in 2027. SB 261 addresses climate-related financial risks of greenhouse gases. It applies to business entities that do business in California if their annual revenue exceeds $500 million. Disclosure will be required on or before January 1, 2026 and biennially thereafter.

While we aim to position ourselves as a solution for climate change-related issues to our customers, there are other solutions in the market that may be cheaper or better suited to our customers’ needs, and we may not be able to capitalize on the move towards renewable energy.

As the impact of any future GHG legislative or regulatory requirements on our global businesses and products is dependent on the timing, scope, and design of the mandates or standards, we are currently unable to predict their potential impact, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Our Product Offerings

We depend upon the development of new products and enhancements of existing products.

Our operating results depend on our ability to develop and introduce new products, enhance existing products, and reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards, and market acceptance of our products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or uncompetitive. We continued to expand and develop our new hydrogen products during Fiscal 2023, which are commercially available running on a 30% hydrogen – 70% natural gas mix. Continued development towards a 100% hydrogen product will require a long-time horizon and a significant amount of financial resources. We do not currently have and there can be no assurance that we will develop the resources or financial ability to develop a 100% hydrogen product.

Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted would materially and adversely affect our business and financial condition.

We cannot be certain that we will deliver ordered products in a timely manner. We have limited production slots for our products. Any delays in production will increase our costs, reduce future production slots, and could significantly impact our business, financial condition, and operating results.

We may not be able to produce our products on a timely basis if we fail to correctly anticipate product supply requirements or if we suffer delays in production resulting from issues with our suppliers. Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, or they may provide components at significantly increased prices.

Some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In addition, the COVID-19 pandemic caused labor shortages and disrupted global supply chains, which has contributed to prolonged disruptions. The COVID-19 pandemic also contributed to growing inflationary pressures. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Additionally, if we fail to correctly anticipate our internal supply requirements, an undersupply of parts could limit our production capacity. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in the price of one or more components, or a decrease in demand of our products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply of components or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation. We also outsource certain of our components internationally. As a result of outsourcing internationally, we may be subject to delays in delivery because of regulations associated with the import/export process, delays in transportation or regional instability.

Commodity market factors impact our costs and availability of materials.

Our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel, and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our products. During Fiscal 2023 and 2022, as a result of COVID-19 and other ongoing macroeconomic events, we saw significant price increases in the cost of our commodity materials. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

We operate in a highly competitive market among competitors that have significantly greater resources than we have, and we may not be able to compete effectively.

We compete with several technologies, including reciprocating engines, fuel cells, and solar power. Competing technologies may receive certain benefits, like governmental subsidies or promotion, or be able to offer consumer rebates or other incentives that we cannot receive or offer to the same extent. This could enhance our competitors’ abilities to fund research, penetrate markets, or increase sales. We also compete with other manufacturers of microturbines.

Our competitors include several well-known companies with histories of providing power solutions. They have substantially greater resources than we do and have established worldwide presence. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or lobby for governmental regulations and policies to create competitive advantages vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability, and sales and marketing. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

Overall, the market for our products is highly competitive and changing rapidly. We believe that the primary competitive factors affecting the market for our products, including some that are outside of our control, include, but are not limited to:

●	name recognition, historical performance and market power of our competitors;
●	product quality and performance;
●	operating efficiency;
●	product price;
●	availability, price and compatibility of fuel;
●	development of new products and features; and
●	emissions levels.

There is no assurance that we will be able to successfully compete against either current or potential competitors or that competition will not have a material adverse effect on our business, operating results, financial condition, and cash flow.

Our business and financial performance depends in part on the oil and natural gas industry, where a continued movement towards clean energy and away from fossil fuels, as well as fluctuations in prices for oil and natural gas, may have an adverse effect on our revenue, cash flows, profitability, and growth.

Revenue in the oil and natural gas industry has been in decline for several years from historical highs, due to volatility in oil prices, as well as a movement towards clean energy and away from fossil fuels, which has impacted capital expenditures in the oil and natural gas industry. We continue to be impacted by the volatility of the global oil and gas industry. If prices were to decline and remain low for a sustained period, we would expect to see additional declines in our customers’ spending, which would have an adverse effect on our revenue. In addition, a worsening of these conditions may have a material adverse impact on certain of our customers’ liquidity and financial positions, resulting in further spending reductions, delays in the collection of amounts owing to us, and other similar adverse effects. Despite a recent increase in oil prices, we have not yet seen a corresponding significant increase in sales activity, primarily due to the customers in our natural resources market vertical not yet increasing their spend on capital expenditures that would include our microturbine product.

Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.

As we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of our products may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and economic or political instability. Our business in particular is also subject to risks relating to the uncertainties and effects of the implementation of the United Kingdom’s withdrawal of membership from the EU (referred to as “Brexit”), including financial, legal, tax, and trade implications. In addition, doing business internationally subjects us to risks relating to political or social unrest, as well as corruption and government regulation, including laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, that impose stringent requirements on how we conduct our foreign operations.

We may not be able to develop sufficiently trained applications engineering, installation, and service support to serve our targeted markets.

Our ability to identify and develop business relationships with companies that can provide quality, cost-effective application engineering, installation, and service can significantly affect our success. The application engineering and proper installation of our microturbines, as well as proper maintenance and service, are critical to the performance of the units. Additionally, we need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve the quality of applications, installation and service while reducing associated costs could affect the marketability of our products.

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

Utility companies or governmental entities could place barriers on the installation of our products or the interconnection of our products with the electric grid. Further, they may charge additional fees to customers who install on-site generation or have the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems. This could make our systems less desirable, thereby adversely affecting our revenue and other operating results. In addition, utility rate reductions can make our products less competitive, which would have a material adverse effect on our operations. The cost of electric power generation bears a close relationship to natural gas and other fuels. However, changes to electric utility tariffs often require lengthy regulatory approval and include a mix of fuel types as well as customer categories. Potential customers may perceive the resulting swings in natural gas and electric pricing as an increased risk of investing in on-site generation.

Risks Related to Pending Litigation and Government Regulation

We operate in a highly regulated business environment, and changes in regulation could impose significant costs on us or make our products less economical, thereby affecting demand for our microturbines.

Our products are subject to federal, state, local, and foreign laws and regulations, governing, among other things, emissions and occupational health and safety. Regulatory agencies may impose special requirements for the implementation and operation of our products or that may significantly affect or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations, requirements, and approvals that may be adopted or imposed in the future. We can provide no assurances that we will be able to obtain any such approvals in a timely manner, or at all. Non-compliance with applicable regulations could have a material adverse effect on our operating results.  Furthermore, our potential utility customers must comply with numerous laws and regulations. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state, and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products.

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

We and certain of our former directors and officers are subject to various legal proceedings.

We are currently involved in the SEC Investigation and certain of our current and former directors and officers are involved in stockholder litigation related to our Restatement, and we and our directors and officers may be named as defendants in other types of legal proceedings in the future. See “—We are involved in an ongoing government investigation by the SEC, the results of which may have a material adverse effect on our financial condition and business.”

On March 13, 2024, Cal Microturbine, a distributor of the Company, submitted a demand for arbitration before the American Arbitration Association seeking, among other things, approximately $24.5 million in damages and alleging that the Company breached its distributor agreement with Cal Microturbine and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the distribution agreement. The matter is in its preliminary stages with no hearing date set as of the date hereof. See “Legal Proceedings” for discussion of this and other legal proceedings faced by the Company.

These current and future matters may result in significant liabilities and diversion of our management’s time, attention, and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves and, to the extent available, liability insurance. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, financial condition or results of operations. In addition, any significant judgment or settlement amount may require us to incur additional indebtedness, adversely affect our liquidity, and ability to service our indebtedness, or require us to restructure or amend the terms of our indebtedness.

In addition, from time to time, we may face litigation relating to intellectual property, labor, product liability, stockholder, and other matters. An adverse judgment could negatively impact our financial position and results of operations, the trading price of our New Common Stock, and our ability to obtain future financing on favorable terms or at all. Whether or not resolved in a manner adverse to us, any litigation could be costly, divert management attention, or result in increased costs of doing business. Further, our insurance coverage is limited for these and other claims against us, and we may not have adequate insurance or financial resources to pay for our liabilities or losses from any such claims. See Note 13 – Commitments and Contingencies – Legal Matters in the Notes to Consolidated Financial Statements for information about legal proceedings involving the Company.

Risks Related to Data, Security, and Intellectual Property

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We view our intellectual property rights as important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. If it became necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly and we may not prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products. 11 of our 16 active U.S. patents expired in 2023 and 2024. In addition, we cannot be certain that we do not or will not infringe third parties’ intellectual property rights. Any such claim, even if it is without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention and/or require us to enter into costly royalty or licensing arrangements.

We face security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data. If we are unable to protect our data or the data of our customers, a security breach could damage our reputation and have a material adverse effect on our business.

As a manufacturer of high technology commercial products, we face security and cybersecurity threats, as well as the potential for business disruptions associated with information technology failures or cybersecurity attacks. Given the nature of our business, we collect, process, and retain sensitive and confidential customer and associated data, in addition to proprietary business information. Our business, including our turbines and related energy assets, may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins and manipulations and similar disruptions, which may not be prevented by our efforts to secure our computer systems and assets, which include vulnerability scans and patching, network firewalls, identity and access management, data encryption, intrusion detection and prevention devices. Our cybersecurity efforts may not be able to prevent rapidly evolving types of cyber-attacks, and a successful breach of our computer systems could result in the misappropriation of personal, payment or sensitive business information, as well as, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information, and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. Both the frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, the conflict in Israel or increasing tension with China, may create a heightened risk of cybersecurity attacks. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers or third parties. In addition, we rely on associates, contractors, and other third parties that may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. A security breach involving confidential and proprietary data or the fleet of turbines we have deployed across the globe for our customers could damage our reputation and our ability to retain existing customers or gain new customers and impact the competitive advantages derived from our R&D efforts, the usefulness of our products and services, and ultimately our stock price. In addition, we may incur material liabilities and remediation costs as a result of a security breach, and our insurance may not be sufficient to cover the impact to the business. Moreover, evolving privacy laws in the United States, Europe, and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, which became effective May 2018, establish new individual privacy rights and impose increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and compliance with laws regarding the protection and unauthorized disclosure of personal information. Further, a greater number of our employees are working remotely, which could expose us to greater risks related to cybersecurity and our information technologies systems.

Risks Related to Ownership of Our New Common Stock

Our management has identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2023. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.

In connection with our review of our financial statements leading to the Restatement and in the course of preparing our financial statements for Fiscal 2023, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses related to (i) an inappropriate tone at the top established by certain former senior executives, (ii) our lack of sufficient qualified professionals with an appropriate level of accounting and internal control knowledge, training and experience, (iii) our failure to perform a sufficient review of accounting policies to ensure ongoing adherence with U.S. GAAP, (iv) our failure to design and maintain effective internal control over financial reporting for systems, products, parts, and accessories sales subject to bill and hold arrangements with customers and (v) our failure to design and maintain effective internal control over financial reporting related to the proper accounting, presentation and disclosure for FPP service contracts, including the cost recognition of parts and labor associated with FPP service contracts.

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

Future issuances or sales of our New Common Stock or exercises by holders of any warrants we may issue could lower our stock price and dilute the interests of existing stockholders.

We may issue additional shares of our New Common Stock in the future. The issuance of a substantial amount of New Common Stock could have the effect of substantially diluting the interests of our current stockholders. Further, the Preferred Units issued pursuant to the Operating Subsidiary LLC Agreement are non-dilutable, and therefore, any issuances of New Common Stock will have an even greater dilutive effect in respect of our current stockholders’ indirect equity interests in the Operating Subsidiary. The sale of a substantial number of shares of our New Common Stock, or anticipation of any such sales, could cause the trading price of our New Common Stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We cannot predict the effect, if any, that future sales of our New Common Stock or the availability of additional shares of our New Common Stock for sale will have on the market and trading price of our New Common Stock. If any of our stockholders sell substantial amounts of our New Common Stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

Once trading in the New Common Stock commences, the market price of our New Common Stock is likely to be highly volatile and you could lose all or part of your investment in our securities.

There is no history trading activity for our New Common Stock. See “—There is currently no public trading market for our New Common Stock.” An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment. The commencement of trading in the New Common Stock depends on our ability to become current in our Reporting Obligations. Once trading in the New Common Stock commences, the market price of our New Common Stock is likely to be highly volatile. Given the continued uncertainty surrounding many variables that may affect our business, including the Emergence, and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our New Common Stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

●	actual or anticipated variations in quarterly operating results;
●	the limited market for our New Common Stock;
●	our ability to become current in our Reporting Obligations and be quoted on the OTC Pink tier, or any other OTC tier or national securities exchange in the future;
●	market sentiment toward alternative energy stocks in general or toward us;
●	changes in financial estimates or recommendations by securities analysts;
●	conditions or trends in our industry or the overall economy;
●	loss of one or more of our significant customers;
●	errors, omissions, or failures by third parties in meeting commitments to us;
●	changes in the market valuations or earnings of our competitors or other technology companies;
●	the trading of options on our New Common Stock;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, or other strategic initiatives;
●	announcements of significant market events, such as power outages, regulatory changes, or technology changes;
●	changes in the estimation of the future size and growth rate of our market;

●	future equity financings;
●	the failure to produce our products on a timely basis in accordance with customer expectations;
●	the inability to obtain necessary components on time and at a reasonable cost;
●	litigation or disputes with customers or business partners;
●	capital commitments;
●	additions or departures of key personnel;
●	sales or purchases of our New Common Stock;
●	the trading volume of our New Common Stock;
●	developments relating to the SEC Investigation, litigation or other governmental investigations; and
●	decreases in or continued low levels of oil, natural gas and electricity prices.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our New Common Stock. Global financial markets have experienced extreme disruption in recent years, including, among other things, extreme volatility in securities prices.

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

The trading market for our New Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts that covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Provisions in our certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of the General Corporation Law of the State of Delaware, could discourage, delay, or prevent unsolicited proposals to merge with or acquire us, even though such proposals may be at a premium price or otherwise beneficial to you. These provisions include our Board’s authorization to issue shares of preferred stock, on terms the Board determines in its discretion, without stockholder approval, and the following provisions of Delaware law that restrict many business combinations.

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date such stockholder acquired such status unless appropriate board or stockholder approvals are obtained.

We do not intend to pay cash dividends. We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, any gains from an investment in our securities will likely depend on whether the price of our common stock increases.

We have not paid cash dividends on any of our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our ability to distribute dividends is subject to restrictions that apply under the terms of our existing indebtedness and Operating Subsidiary LLC Agreement. See “—We are a holding company with nominal net worth and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends.” As a result, capital appreciation, if any, of our New Common Stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our securities if the price of our New Common Stock increases.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 79,000 square feet of leased office space, warehouse space and assembly, test space and manufacturing facility for our recuperator cores located at 16640 Stagg Street in Van Nuys, California. This lease has a term of thirty-seven (37) calendar months, commencing March 1, 2023. Additionally, we lease approximately 9,216 square feet of warehouse space at 16701 Stagg Street in Van Nuys, California. This lease will expire in June 2024, and we have one five-year option to extend the term of this lease. We also lease office and manufacturing facilities located at Unit 800 & 810 Fareham Reach, Fareham Road, Gosport, Hampshire, United Kingdom. These leases will expire in May 2037. Management believes these facilities are adequate for our current needs.

Item 3. Legal Proceedings.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. In addition, the Company and certain of its former and current directors and officers are a party to several material legal proceedings, which are described below. The outcome of litigation is inherently uncertain. If one or more legal matters were to be resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced the Revenue Recognition Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters, and self-reported its findings to the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) upon the conclusion of the Revenue Recognition Investigation. Following the self-report, The SEC Enforcement Division has commenced an investigation into the circumstances surrounding the Restatement (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to the FPP Investigation to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature may be costly and require management to devote significant time and attention away from the ongoing operation of the business.  The Company cannot predict the duration or outcome of this matter.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements regarding, and allegedly inadequate disclosure surrounding, the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021 and September 22, 2023 and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Company may incur significant legal expenses in defending the legal matters described above during the pendency of these matters, and in connection with any other potential legal matters, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations. The Company anticipates these legal fees to not exceed the insurance deductible of $1.2 million.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a distributor of the Company, submitted a demand for arbitration before the American Arbitration Association seeking, among other things, approximately $24.5 million in damages and alleging that the Company breached its distributor agreement with Cal Microturbine and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the distribution agreement. The parties are in the process of selecting the arbitration panel. The matter is in its preliminary stages with no hearing date set as of the date hereof. The Company cannot estimate the outcome and will fight this claim vigorously.

Capstone Turbine Corporation v. Turbine International, LLC

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. The Company has not recorded any liability as of March 31, 2023 as the matter is too early to estimate.

As of March 31, 2023, discovery had been served and answered on both sides. On May 17, 2024, the trial was set for July 29, 2024; and the court ordered the parties to mediate the matter by June 19, 2024.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The New Common Stock is not currently quoted on any market and does not have a ticker symbol. See “—Nasdaq Delisting of Common Stock.” Our non-voting common stock is also not currently quoted on any market and does not have a ticker symbol. The below prices are in respect of the common stock, par value $0.001 per share, of Capstone Green Energy Corporation prior to the Effective Date (the “Old Common Stock”) and in respect of the New Common Stock following the Effective Date. The below prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

	Low($)	High ($)
Fiscal 2024
Fourth Quarter	-	-
Third quarter (through December 7, 2023)	$0.10	$0.25
Second Quarter	$0.50	$0.86
First Quarter	$1.17	$1.24
Fiscal 2023
Fourth Quarter	$1.31	$1.37
Third Quarter	$1.30	$1.47
Second Quarter	$1.75	$1.90
First Quarter	$2.23	$2.58
Fiscal 2022
Fourth Quarter	$4.05	$4.22
Third Quarter	$3.17	$3.49
Second Quarter	$4.76	$5.00
First Quarter	$5.41	$5.79

Stockholders

As of May 31, 2024, there were 273 stockholders of record of the New Common Stock and 10 stockholders of record of our non-voting common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. We are a holding company with nominal net worth and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends. Any future determination to pay cash dividends will be made at the discretion of our Board. In addition, the terms of our outstanding indebtedness and the Operating Subsidiary LLC Agreement restrict our ability to pay cash dividends, and any future indebtedness that we may incur could preclude us from paying cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plan.

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Old Common Stock made during Fiscal 2023, except for shares of Old Common Stock automatically withheld to cover the tax liability resulting from the vesting of restricted stock units. During Fiscal 2023, the Company automatically withheld 15,381 shares of Old Common Stock to cover the tax liability resulting from the vesting of stock units. These withheld shares of Old Common Stock are recorded as treasury stock on the Company’s Consolidated Balance Sheets.

Nasdaq Delisting of Common Stock

As a result of the delay in filing our periodic reports with the SEC and the requirements relating to Market Value of Listed Securities (“MVLS”), we were unable to comply with the Nasdaq listing standards. Our common stock was suspended from trading on the Nasdaq Capital Market effective October 5, 2023 and formally delisted effective October 23, 2023. Following the suspension of trading, our common stock was quoted on the OTC Market and traded under the symbol “CGRNQ” until our emergence from Chapter 11 on December 7, 2023 when our common shares were cancelled. As of the date of this filing, our common shares remain unquoted and without a ticker symbol. Once our delinquent filings are current, we will work towards regaining our original ticker symbol “CGRN.”

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

Post Fiscal 2023 Developments

Voluntary Petition for Bankruptcy

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2023, the Company and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine Financial Services, LLC. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Capstone Green Energy Corporation, Inc., et al. (the “Chapter 11 Cases”). The Debtors continue to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on September 29, 2023, the Debtors obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations during the Chapter 11 Cases.

Concurrent with the petition, the Debtors entered into the Transaction Support Agreement (“TSA”) with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC. (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”). The TSA, among other things, provided that Broad Street and the Collateral Agent would support the Debtors’ restructuring efforts as set forth in, and subject to the terms and conditions of, the TSA. The TSA contained customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the TSA. The TSA also provided for termination by the parties upon the occurrence of certain events.

See additional discussion in Note 17– Subsequent Events in the Notes to Consolidated Financial Statements.

Emergence from Voluntary Chapter 11 Proceedings

The Bankruptcy Court confirmed the Plan on November 14, 2023, and the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases ("Emergence") on December 7, 2023 (the “Effective Date”). On or following the Effective Date and pursuant to the terms of the Plan, the following occurred or became effective:

▪Restructuring: Capstone Green Energy Corporation was reorganized pursuant to the TSA and became a private company (“Reorganized PrivateCo”) that continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”) and certain income tax attributes that remained with Reorganized PrivateCo. Capstone Turbine International became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. This entity is the successor entity for purposes of SEC registration. Pre-petition equity holders received 100% of the common equity in this public entity, subject to dilution for any equity incentive plans implemented as part of the reorganization. All equity of the predecessor entity was cancelled, and the predecessor entity became a reorganized private company. The reorganized private company equity is owned 100% by the pre-petition senior secured lender in exchange for the satisfaction of $35.0 million of its pre-petition claims, and $10.0 million of its DIP claim. A new subsidiary to the public entity was created, issuing 100% of its common equity to the public entity, and 100% of its preferred equity to the reorganized private entity. The new subsidiary ("Operating Subsidiary”) conducts the legacy Capstone business (other than in respect of the Retained Assets). The preferred equity is convertible at the option of the holder at any time to 37.5% of the common equity deemed outstanding, making the common equity of Operating Subsidiary subject to dilution to 62.5% ownership.

▪Exit Financing: The DIP Facility converted into an Exit Facility for an aggregate principal amount of $27.0 million, consisting of (1) $7.0 million new money notes, (2) a roll-up of secured obligations under the pre-petition debt in the amount of $8.0 million, and (3) a roll-up of the DIP new money notes of $12.0 million, subject to the terms and conditions set forth in the Exit Facility Agreement. The new money notes mature two years from the Effective Date, and the roll-up debts mature three years from the Effective Date. Interest is calculated using a SOFR rate plus an applicable margin, and a portion is paid-in-kind until the third year following emergence. In the original Plan, the Exit Facility was to be for an aggregate principal amount of $25.0 million, with only $5.0 million in new money notes. The final approved Plan increased the new money notes to $7.0 million upon the confirmation of the Plan by Bankruptcy Court.

Exit Facility Agreement

In connection with the emergence form the Chapter 11 Cases, on the Effective Date, Operating Subsidiary entered into an Exit Note Purchase Agreement (the “Exit Note Purchase Agreement”), by and among Operating Subsidiary, as the issuer, the Company and Capstone Financial Services, as the guarantors (the “Guarantors”), Purchaser and the Collateral Agent (each as defined in the Exit Note Purchase Agreement). The Exit Note Purchase Agreement provides for:

(i) a roll up of the $12.6 million DIP New Money Notes (plus any accrued unpaid interest);

(ii) a roll up of $8.0 million of DIP Roll Up Notes (plus any accrued unpaid interest) (collectively with the roll up of the $12.6 million DIP New Money Notes, the “Exit Roll Up Notes”); and

(iii) an additional $7.0 million new money committed delayed draw term loan facility (the “Exit New Money Notes” and, together with the Exit Roll Up Notes, the “Notes”), of which $3.0 million was drawn at closing.

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility.  The proceeds of the $7.0 million of Exit New Money Notes were used to fund restructuring expenses and for working capital, for general corporate purposes and to pay interest, premiums, fees and expenses payable under the other Note Documents (as defined in the Exit Note Purchase Agreement).  The Notes bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Exit Note Purchase Agreement) plus 7.00% per annum. A portion of the interest on the Notes is paid-in-kind until the third year following the Effective Date. As of May 31, 2024, we had $29.7 million in borrowing outstanding under the Notes.

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The Notes issued pursuant to the Exit Note Purchase Agreement are secured by a lien on substantially all of the present and future property and assets of New Subsidiary and each Guarantor, subject to customary exceptions and exclusions.  The Exit Note Purchase Agreement also includes conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other customary provisions, including financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA.

The minimum liquidity covenant will be tested at all times from and after June 30, 2024, and will require the Company and its subsidiaries to maintain a minimum average Consolidated Liquidity (as defined in the Exit Note Purchase Agreement) during any seven consecutive day period of no less than:

(i) from June 30, 2024 to March 30, 2025, $2,000,000;

(ii) from March 31, 2025 to June 29, 2025, $2,500,000;

(iii) from June 30, 2025 to September 29, 2025, $3,000,000;

(iv) from September 30, 2025 to March 30, 2026, $3,500,000; and

(v) from March 31 2026 to December 7, 2026, $4,000,000.

The minimum consolidated adjusted EBITDA covenant will be tested on the last day of each fiscal quarter, commencing with March 31, 2024, and will require the Company and its subsidiaries to maintain a minimum Consolidated Adjusted EBITDA (as defined in the Exit Note Purchase Agreement) as at the end of any fiscal quarter (i) from the Closing Date, December 7, 2023 until September 30, 2024, for the period of the fiscal quarters then ended in such calendar year and (ii) from October 1, 2024, for the four fiscal quarter period then ended, of no less than the correlative amount indicated below (with corresponding calendar quarters also included as reference):

Fiscal Quarter Ending	Consolidated Adjusted EBITDA
March 31, 2024	$1,000,000
June 30, 2024	$1,500,000
September 30, 2024	$2,500,000
December 31, 2024	$4,000,000
March 31, 2025	$5,000,000
June 30, 2025	$5,500,000
September 30, 2025	$6,000,000
December 31, 2025	$6,500,000
March 31, 2026	$8,000,000
June 30, 2026	$8,000,000
September 30, 2026	$8,000,000

As of March 31, 2024, we were not in compliance with the minimum adjusted EBITDA covenant contained in the Exit Note Purchase Agreement. In anticipation of such default, we obtained a waiver from the Purchaser and the Collateral Agent on March 27, 2024. There can be no assurance that the Purchase and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of our repayment obligations under the Notes.

Operating Subsidiary LLC Agreement

In connection with the Emergence, on the Effective Date, Operating Subsidiary, Reorganized PrivateCo and the Company entered into the Operating Subsidiary LLC Agreement.  Pursuant to the Operating Subsidiary LLC Agreement, the Company owns Common Units with an aggregate value representing 62.5% equity ownership in the Operating Subsidiary and Reorganized PrivateCo owns Preferred Units with an aggregate value representing non-dilutable 37.5% equity ownership in the Operating Subsidiary on an as-converted basis. The Preferred Units rank senior in certain respects to the Common Units and subordinate to Operating Subsidiary’s existing and future indebtedness, and the Preferred Units will be entitled to vote with the Common Units on an as-converted basis. Additionally, pursuant to the Operating Subsidiary LLC Agreement, Operating Subsidiary may not undertake certain actions without the prior written approval of

Reorganized PrivateCo. Subject to certain exceptions, Operating Subsidiary may not, among other things: (1) alter or change the rights, preferences or privileges of the Preferred Units or amend any of Operating Subsidiary’s governing documents; (2) make any change in corporate form, including conversion to a corporation; (3) increase the authorized number of Preferred Units; (4) issue any Common Units or equivalents to any person or group of persons (other than the Company), or approve the sale by the Company of Common Units or equivalents to any person or group of persons, such that after the issuance or sale, as applicable, such person or group of persons would own an aggregate number of Common Units in excess of 25% of the actually outstanding Common Units on the date of the Operating Subsidiary LLC Agreement; (5) create any new class of units with preference over, or parity with, the Preferred Units; (6) authorize, issue or reclassify any securities issued by Operating Subsidiary, its subsidiaries and controlled affiliates (the “Restricted Entities”), other than issuances of Common Units to the Company; (7) sell, issue, sponsor, create or distribute any digital tokens, cryptocurrency or other blockchain-based assets; (8) incur new third party indebtedness exceeding $5.0 million, other than (A) debt contemplated by the TSA, (B) lease or other obligations relating to the rental of equipment to customers or otherwise for energy-as-a-service (EaaS) business activity  and (C) debt permitted under the DIP Note Purchase Agreement; (9) declare or pay distributions other than (A) for tax purposes and (B) distributions from Operating Subsidiary’s subsidiaries or controlled affiliate to Operating Subsidiary or its wholly owned subsidiaries; (10) effectuate any liquidation event; (11) acquire any business, ownership of any equity securities in any person other than a wholly owned subsidiary, or enter into a joint venture arrangement; (12) conduct any public offering or direct listing on a national securities exchange; (13) enter into any merger or other transaction resulting in Operating Subsidiary’s equity interests being listed or quoted for trading on an exchange or otherwise subject to registration; (14) commence, settle, defend or make any material decisions with respect to any material settlement or litigation; (15) make any material change to the nature of Operating Subsidiary’s Existing Business (as defined in the Operating Subsidiary LLC Agreement); or (16) enter into any affiliated party transaction except for (A) payments to holders of Common Units (including the Company) in accordance with the terms of the Services Agreement (described below) and (B) compensation arrangements.

Pursuant to the Operating Subsidiary LLC Agreement, the Company, its subsidiaries and controlled affiliates (other than the Restricted Entities) (the “Unrestricted Entities”) may not, without the consent of the holders of a majority of the Preferred Units held by the Preferred Members (the “Preferred Requisite Members” which, on the effective date of the Operating Subsidiary LLC Agreement is solely Reorganized PrivateCo), engage in any business opportunities, make any investments or enter into any transactions, including any of the foregoing which are or would reasonably be expected to be within the scope of, or would reasonably be deemed to be beneficial to, the Existing Business of Operating  Subsidiary; provided that such consent shall not be unreasonably withheld, conditioned or delayed, including in circumstances in which any Unrestricted Entity proposes to engage in any such business opportunities, make any such investments or enter into any such transactions and (i) where the business opportunity, investment or transaction (the “New Opportunity”) would constitute a change in the Existing Business if the Restricted Entities were to engage in such New Opportunity, make such investments or enter into such transactions and the Preferred Requisite Members do not consent to such change following Operating Subsidiary’s request reasonably in advance of such New Opportunity for the Preferred Requisite Members to be able to reasonably consider such request, or (ii) the New Opportunity is not within the scope of the Existing Business and either (A) the New Opportunity is first presented to Operating Subsidiary, Operating Subsidiary proposes such New Opportunity to the Preferred Requisite Members reasonably in advance of such New Opportunity for the Preferred Requisite Members to be able to reasonably consider such proposal, and the Preferred Members (as defined in the Operating Subsidiary LLC Agreement) do not agree to fund their proportionate share of the cost thereof, or (B) the New Opportunity is funded entirely with the proceeds of financing transactions by, or through the issuance of securities of, any Unrestricted Entity.

Pursuant to the Operating Subsidiary LLC Agreement, at any time during the six-month period following the sixth anniversary of the effective date of the Operating Subsidiary LLC Agreement, the Preferred Requisite Members may elect to have all, but not less than all, of the then outstanding Preferred Units redeemed (a “Redemption Request”).  In such event, Operating Subsidiary will redeem all, but not less than all, of the Preferred Units, except Operating Subsidiary may not make such payment if (a) such payment is prohibited by the Delaware Limited Liability Company Act. or (b) Operating Subsidiary is, or by such payment would be, insolvent (together, the “Redemption Exceptions”).  The aggregate price for Preferred Units will be an amount equal to the greater of (i) the $10,449,863, plus declared but unpaid distributions, or (ii) the fair market value of the Preferred Units on an as-converted to Common Units basis at the time of such redemption (the “Redemption Price”).  If a Redemption Exception prevents Operating Subsidiary from redeeming all Preferred Units, Operating Subsidiary will redeem the maximum possible number of Preferred Units from the Preferred Members without triggering any Redemption Exceptions.  At any time thereafter when the Redemption Exceptions do not prevent Operating Subsidiary from redeeming Preferred Units that remain issued and outstanding, Operating Subsidiary will immediately use its funds to redeem the balance of the Preferred Units that Operating Subsidiary became obligated to redeem (but which it has not yet redeemed) at the then applicable Redemption Price. Operating Subsidiary may raise new capital to fund the Redemption Price.

Pursuant to the Operating Subsidiary LLC Agreement, each Preferred Member has the right to all or any portion of such Preferred Member’s pro rata portion, at such Preferred Member’s sole discretion, of new securities that any Restricted Entity may from time to time propose to issue or sell to any party, subject to the terms and certain exceptions set forth in the Operating Subsidiary LLC Agreement. Members may not transfer their Units (as defined in the Operating Subsidiary LLC Agreement), provided that all, but not less than all, Preferred Units held by the Preferred Members may be transferred only if: (i) transferred to the same transferee (or its Affiliates) as part of the same transaction or series of related transactions, in which case (A) the Preferred Members must cause the recipient(s) of such Preferred Units to comply with the terms of the Operating Subsidiary LLC Agreement, and (B) if such recipient(s) are competitors of the Company only if first converted into Common Units; or (ii) transferred to more than one unaffiliated transferees as part of the same transaction or series of related transactions, in which case (A) the Preferred Members will cause the recipients of such Preferred Units to comply with the terms of the Operating Subsidiary LLC Agreement, (B) if such recipients are competitors of the Company only if first converted into Common Units, and (C) one transferee must continue to hold a sufficient number of Preferred Units so that such transferee qualifies as the Preferred Requisite Member.  Each Preferred Member has a right of first refusal if any Common Member (the “Offering Member”) receives a bona fide offer that the Offering Member desires to accept to transfer all or any portion of such Offering Member’s Units (the “Offered Units”).  Each time the Offering Member receives an offer for a transfer of all or any portion of such Offering Member’s Units, the Offering Member is required to first make an offering of the Offered Units to the Preferred Members, in accordance with the terms set forth in the Operating Subsidiary LLC Agreement and subject certain exceptions set forth therein, prior to transferring such Offered Units. Additionally, subject to certain exceptions set forth in the Operating Subsidiary LLC Agreement, the Company has a right of first offer if the Preferred Members wish to transfer Preferred Units to a third party.  Each Preferred Member is permitted to participate in any proposed transfer by a Common Member of any Units to any Person, in accordance with the terms set forth in the Operating Subsidiary LLC Agreement and subject to certain exceptions set forth therein.

Services Agreement between the Company and Operating Subsidiary

In connection with the emergence from the Chapter 11 Cases, on the Effective Date, the Company entered into a Services Agreement (the “Services Agreement”) by and among the Company and Operating Subsidiary. The Services Agreement provides, among other things, that the Company will provide certain services to Operating Subsidiary, in its capacity as a majority equity holder of Operating Subsidiary, and in consideration for the services provided by the Company, Operating Subsidiary will reimburse the Company for its reasonable audit, board and executive compensation expenses incurred in connection with being a publicly traded company (the “New Capstone Services Fee”). The New Capstone Services Fee for the Company’s fiscal year 2023 will not exceed $2,500,000, in the aggregate (the “Services Fee Cap”), which amount will be prorated based on the number of days in such fiscal year following execution of the Services Agreement.  Effective as of April 1 of each year, beginning with April 1, 2024, the Services Fee Cap will increase for each fiscal year by an amount equal to the greater of (a) 3.5000% and (b) the Consumer Price Index, as set by the U.S. Bureau of Labor Statistics and available on March 31 of each year; provided that such increase effective on April 1, 2024, shall be equal to 1.7500%.

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

In connection with the emergence from the Chapter 11 Cases, on the Effective Date, Operating Subsidiary entered into a Services Agreement (the “Reorganized PrivateCo Services Agreement”) by and among Reorganized PrivateCo and Operating Subsidiary.  The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide to Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business.  Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees).

Trademark License Agreement

In connection with the emergence from the Chapter 11 Cases, on the Effective Date, the Company entered into a Trademark License Agreement (the “Trademark License Agreement”) by and between Reorganized PrivateCo, as licensor, and the Company, as licensee.  The Trademark License Agreement provides that, among other things, Reorganized PrivateCo grants the Company a non-exclusive, royalty-bearing, non-transferable, non-sublicensable (except to the Company’s affiliates), worldwide, perpetual (subject to the terms and conditions of the Trademark License Agreement), irrevocable (subject to the terms and conditions of the Trademark License Agreement), limited license, under all of its right, title and interest in and to the Capstone Trademarks (as defined in the Trademark License Agreement) to use the Capstone Trademarks solely in connection with the Business (as defined in the Trademark License Agreement).  In consideration for the license, the Company pays to Reorganized PrivateCo an annual royalty of $100,000. Reorganized PrivateCo may not assign the Capstone Trademarks to any third party without the Company’s consent, not to be unreasonably withheld, delayed or conditioned (subject to the terms and conditions of the Trademark License Agreement).  If Reorganized PrivateCo does not use any of the Capstone Trademarks for six consecutive months, then the Capstone Trademarks will be assigned to the Company for no further consideration.

Overview

We are the market leader in microturbine energy systems based on the number of microturbines sold annually. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies. Utilities may also charge fees to interconnect to their power grids. However, we can provide economic benefits to end users in instances where the waste heat from our microturbines have value (CHP and CCHP), where fuel costs are low (renewable energy/renewable fuels), where the costs of connecting to the grid may be high or impractical (such as remote power applications), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they offer a level of flexibility not currently offered by other technologies such as reciprocating engines. We are currently exploring energy conversion options for the smaller end of the power spectrum.

During our fourth fiscal quarter ended March 31, 2023, our revenue decreased by 13% over the same quarter last year. Net revenue totaled $14.0 million, cost of goods sold totaled $12.5 million and delivered $1.5 million of gross profit. The decrease in net revenue included a 74% decrease in accessories revenue and a 44% decrease in product revenues, offset by an increase of 103% in rental revenue and an increase of 5% in parts and service revenue, compared to our fourth quarter of Fiscal 2022. The decrease in cost of goods sold was mainly due to product mix and higher margin rental business. The net operating loss for our fourth quarter of Fiscal 2023 was $10.3 million and $0.56 per share, compared to $7.3 million and $0.48 per share for our fourth quarter of Fiscal 2022. During the fourth quarter of Fiscal 2023, we booked an additional $3.4 million bad debt reserve compared to the same period last year.

For Fiscal 2023, net revenue was $73.9 million, a 15% increase from the prior year. The increase was led by service and rental revenue, which were up 30% to $29.0 million as we expanded the EaaS rental business. Product revenue increased to $33.2 million, or 6%, on 192 unit sales. Accessories and parts revenue increased by only 2%, with sanctions with Russia limiting the delivery of parts. Gross profit increased with the top line growth to $9.1 million, up 61% from Fiscal 2022, on the shift of sales mix to our higher margin rental business and product mix.

During Fiscal 2023, our net loss was $24.5 million and our basic and diluted net loss per share was $1.43, compared to $22.4 million and $1.52, respectively, in the same period of the previous fiscal year. The $2.1 million increase in the net loss during Fiscal 2023 was primarily the result of higher direct material costs and interest expense, partially offset by a greater contribution from the higher margin rental business. The improvement in the net loss per share was primarily the result of an increase in weighted average shares outstanding to 17.2 million for Fiscal 2023 from 14.7 million for Fiscal 2022.

Our products continue to gain interest in all our major vertical markets (energy efficiency, renewable energy, natural resources, critical power supply, and microgrids). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas and biogas from sources such as wastewater, food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market are driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to ensure diversification by also targeting projects within the energy efficiency and renewable energy markets.

We continue to focus on improving our products based on customer input and building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near -term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to our success are revenue growth, higher average selling prices, lower direct material costs, positive new order flow and reduced cash usage.

An overview of our direction, targets and key initiatives are as follows:

1)	Our Energy Conversion Products business line is driven by our industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. We target specific market verticals for these products.

Focus on Vertical Markets  Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy on targeting projects within the energy efficiency and renewable energy markets.

The following table summarizes our percentage of product revenues by vertical markets for which we had product revenues for the periods presented:

	Year Ended
	March 31,
	2023	2022
Energy efficiency	56%	69%
Natural resources	34%	14%
Renewable energy	8%	17%
Microgrid	2%	0%

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines are able to maximize the availability of usable energy to provide a significant economic advantage to customers while reducing their on-site emissions. CHP and CCHP can improve site economics by capturing the exhaust heat created from a single combustion process to increase the efficiency of the total system, from approximately 30% to 80% or more. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs.

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including oil and gas exploration, production, and at compression and transmission sites as a highly efficient and reliable source of power. In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, such as flare gas or associated gas, into a useable fuel to provide prime power to these sites.

Renewable Energy

There is a growing transition to renewable energy sources and technologies on a global scale. Our microturbines run efficiently on renewable fuels such as methane and other biogases from landfills, wastewater treatment facilities and renewable natural gas. They also run efficiently on other small biogas applications like food processing plants, livestock farms and agricultural green waste operations. Microturbines can burn these renewable fuels with minimal emissions, thereby, in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel source for use at the site or in the surrounding areas. Our microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur, as the sulfur can contaminate combustion engines’ lube oil, leading to equipment breakdowns and higher lifecycle costs.

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

Backlog

Net product orders were approximately $35.5 million and $29.4 million for Fiscal 2023 and 2022, respectively. Ending backlog was approximately $42.8 million at March 31, 2023 compared to $40.5 million at March 31, 2022. Book-to-bill ratio was 1.1:1 and 0.9:1 for Fiscal 2023 and 2022, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

Our DSS program provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geographic and market verticals. This program is funded by our distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and funding for increased strategic marketing activities. See Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional discussion of revenue recognition for this program.

3)	Service As part of our Energy-as-a-Service business line, we provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Factory protection plans are generally paid quarterly in advance.

We offer new and remanufactured parts through our global distribution network. Service revenue was approximately 29% and 35% of total revenue in Fiscal 2023 and Fiscal 2022, respectively.

4)	Product Robustness and Life Cycle Maintenance Costs We continue to invest in enhancements that relate to high performance and high reliability. An important element of our continued innovation and product strategy is to focus on the engineering of our product hardware and electronics to make them work together more effectively and deliver improved microturbine performance, reliability and low maintenance costs to our customers.
5)	New Product Development Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C65, C200 and C1000S Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products.

We have continued to develop our new hydrogen products. In March 2022, we released a commercially available hydrogen-based combined heat and power (CHP) product, which can safely run on a 30% hydrogen-70% natural gas mix. In continuing these efforts, we are testing a 100% hydrogen gas combustion system through our research and development partnership with Argonne National Laboratory.

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

Our manufacturing designs include the use of conventional technology, which has been proven in high- volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off -the -shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications and require longer lead times. We believe that, in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time; however, it may be more challenging to transition to another supplier from single source suppliers with long lead times. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to bad debts, inventories, warranty obligations, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

●	Our revenue consists of sales of products, parts, accessories, rentals, and service, which includes FPPs, net of discounts. Our distributors purchase products, parts, and FPPs for sale to end users and are also required to provide a variety of additional services, including application engineering, installation, commissioning and post-commissioning services. Our standard terms of sales to distributors and direct end users include transfer of title, care, custody and control at the point of shipment, payment terms ranging from full payment in advance of shipment to payment in 90 days, and no post-shipment performance obligations by us except for warranties provided on the products and parts sold. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Service revenue derived from time and materials contracts is recognized as the service is performed. FPP contracts are agreements to perform certain agreed-upon services to maintain a product for a specified period of time. Service revenue derived from FPP contracts is recognized on a straight-line basis over the contract period. We occasionally enter into agreements that contain multiple elements, such as equipment, installation, engineering and/or service. Effective January 1, 2018, we launched our DSS program to fund additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geographic and market verticals. Service revenue derived from our DSS program is recognized on a pro rata basis as the distributors purchase our products.
●	Our inventories are valued at the lower of cost (determined on a first in first out basis) or net realizable value. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast and also, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.
●	We provide for the estimated cost of warranties at the time revenue from sales is recognized. We also accrue the estimated costs to address reliability repairs on products no longer under warranty when, in our judgment, and in accordance with a specific plan developed by us, it is prudent to provide such repairs. We estimate warranty expenses based upon historical and projected product failure rates, estimated costs of parts, labor and shipping to repair or replace a unit and the number of units covered under the warranty period. While we engage in extensive quality programs and processes, our warranty obligation is affected by failure rates and service costs in correcting failures. As we have more units commissioned and longer periods of actual performance, additional data becomes available to assess future warranty costs. When we have sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in estimates are recorded in the period that new information, such as design changes, costs of repair and product enhancements, becomes available. Should actual failure rates or service costs differ from our estimates, revisions to the warranty liability would be required and could be material to our financial condition, results of operations and cash flow. The balance for the warranty reserve was $1.6 million and $1.5 million as of March 31, 2023 and 2022, respectively.
●	Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and other accounts receivable allowances. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required.
●	We recognize stock-based compensation expense associated with stock options in the statement of operations. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model.

The use of the Black-Scholes model requires us to make estimates of the following assumptions:

●	Expected volatility—The estimated stock price volatility was derived based upon our actual historic stock prices over the expected option life, which represents our best estimate of expected volatility.
●	Expected option life—The expected life, or term, of options granted was derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding.
●	Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

The amount of stock-based compensation cost is recorded on a straight-line basis over the vesting period.

Results of Operations

Year Ended March 31, 2023 Compared to Year Ended March 31, 2022

The following table summarizes our revenue by geographic markets (amounts in millions):

	Year Ended March 31,
	2023	2022
United States and Canada	$47.0	$30.8
Europe and Russia (1)	14.5	14.3
Latin America	5.8	7.8
Asia and Australia	6.1	10.2
Middle East and Africa	0.5	0.9
Total	$73.9	$64.0
(1)	Revenue from Russia represented approximately 20% and 23% of European and Russian markets for the years ended March 31, 2023 and 2022, respectively.

Revenue for Fiscal 2023 increased $9.9 million, or 15%, to $73.9 million from $64.0 million for Fiscal 2022. The change in revenue for Fiscal 2023 compared to Fiscal 2022 included increases in revenue of $16.2 million from the United States and Canadian markets and $0.2 million from the European and Russian markets. These overall increases in revenue were offset by decreases in revenue of $4.1 million from the Asian and Australian markets, $2.0 million from the Latin American markets, and $0.4 million from the Middle East and African markets. The increases in the United States and Canada, and Europe and Russia were primarily attributable to an increase in our EaaS long-term rental services and product shipments into the energy efficiency vertical markets compared to the same period last year. The decreases in Latin America, the Middle East and Africa, and Asia and Australia are primarily attributable to decreases in product shipments into the natural resources and renewable energy vertical markets in those regions compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2023			2022
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$33.2	29.0	192	$31.3	29.7	181
Accessories	1.8			1.4
Total Product and Accessories	35.0			32.7

Parts and Service	30.7			28.5
Rentals	8.2			2.8
Total	$73.9			$64.0

For Fiscal 2023, revenue from microturbine products and accessories increased $2.3 million, or 7%, to $35.0 million from $32.7 million for Fiscal 2022. The $2.3 million increase was primarily driven by an increase in units shipped, specifically our C1000S Series and C65 Series microturbine systems during Fiscal 2023 compared to the prior year. Average revenue per megawatt shipped was approximately $1.1 million in each of Fiscal 2023 and 2022. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. Accessories revenue increased $0.4 million, or 29%, to $1.8 million from $1.4 million for Fiscal 2022, primarily due to product configurations for projects that required increased accessories in Fiscal 2023 compared to Fiscal 2022.

Parts, service and rentals revenue (which is part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) for Fiscal 2023 increased $7.6 million, or 24%, to $38.9 million from $31.3 million for Fiscal 2022. The $7.6 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan, and an increase in revenue from our FPP contracts, partially offset by lower engineering service revenue and spare parts.

Sales to E-Finity and RSP Systems accounted for 12% and 11%, respectively, of our revenue for the fiscal year ended March 31, 2023. Sales to E-Finity accounted for 18% of our revenue for the year ended March 31, 2022.

Gross Profit  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was approximately $9.1 million, or 12% of revenue, for Fiscal 2023, compared to gross profit of $5.6 million, or 9% of revenue, for Fiscal 2022. The increase in gross profit of $3.5 million during Fiscal 2023 compared to Fiscal 2022 was primarily because of an increase in revenue, partially offset by higher direct material costs of $6.2 million, an increase in service center labor and overhead expense of $2.4 million and higher inventory charges of $0.3 million.

Production and service center labor and overhead expense increased $2.4 million during Fiscal 2023 compared to Fiscal 2022 primarily because of increases of approximately $3.3 million in depreciation and rent expense related to our rental business, partially offset by a $0.9 million decrease in labor costs due to the implementation of an expense reduction plan, primarily as a result of higher margin rental revenue in Fiscal 2023.

Inventory charges increased $0.3 million during Fiscal 2023 compared to Fiscal 2022 primarily as the result of an increase in the provision for excess and obsolete inventory as we reserved for some older inventory parts.

The following table summarizes our gross profit (in millions except percentages):

	Year Ended March 31,
	2023	2022
Gross Profit
Product and accessories	$(4.9)	$(4.4)
As a percentage of product and accessories revenue	(14)%	(13)%

Parts, service and rentals	$14.0	$10.0
As a percentage of parts, service and rentals revenue	36%	32%

Total Gross Profit	$9.1	$5.6
As a percentage of total revenue	12%	9%

The $0.5 million decrease in product and accessories gross profit during Fiscal 2023 compared to Fiscal 2022 was primarily due to high costs driven by material cost increases from key vendors.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (14)% during Fiscal 2023 from (13)% during Fiscal 2022, primarily due to higher product material costs in Fiscal 2023 driven by price increases from key vendors. Parts, service and rentals gross margin as a percentage of parts, service and rentals revenue increased to 36% for Fiscal 2023 compared to 32% for Fiscal 2022 primarily due to lower overhead costs and higher margin rental revenue in Fiscal 2023.

Research and Development Expenses (“R&D”)  R&D expenses for Fiscal 2023 decreased $1.0 million, or 29%, to $2.4 million from $3.4 million for Fiscal 2022, as a result of lower costs from actions taken in our cost reduction plan during Fiscal 2023.

Selling, General and Administrative (“SG&A”) Expenses  SG&A expenses for Fiscal 2023 increased $2.9 million to $25.1 million from $22.2 million for Fiscal 2022. The net increase in SG&A expenses was primarily as a result of increases of approximately $3.9 million of net bad debt expense, $1.2 million in consulting expense, $0.5 million in allocated costs for shared-services facilities, partially offset by decreases of $1.2 million in labor costs, $0.8 million in legal fees, and $0.7 million in marketing related costs.

Interest Expense  Interest expense for Fiscal 2023 increased to $6.2 million from $5.0 million in Fiscal 2022, due to rising interest rates. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Gain on Extinguishment of Debt   We recognized a gain on extinguishment of debt of approximately $1.9 million during Fiscal 2022, as the result of the forgiveness of the PPP Loan. See Note 11 – Term Note Payable.

Other Income for Fiscal 2022 includes the payment to the Company of $0.6 million of PPP Loan proceeds previously repaid in accordance with the Fourth Amendment to the Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. See Note 11 – Term Note Payable.

Income Tax Provision Income tax expense decreased $12,000, or 63%, to $7,000 during Fiscal 2023 from $19,000 during Fiscal 2022. Income tax expense incurred was related to state and foreign taxes. The effective income tax rate of -0.1% differs from the federal and state blended statutory rate of approximately 25.28% primarily as a result of maintaining a full valuation allowance against net deferred tax assets. At March 31, 2023, we had federal and state net operating loss carryforwards of approximately $538.8 million and $185.6 million, respectively, which may be utilized to reduce future taxable income, subject to any limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $153.2 million at March 31, 2023 because the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2022, the net deferred tax asset was fully reserved.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balances decreased $9.7 million during Fiscal 2023, compared to a decrease of $27.0 million during Fiscal 2022. The decrease in cash and cash equivalents during Fiscal 2023 was primarily due to the net loss and an increase in inventory purchases, partially offset by improved collections of accounts receivable and net proceeds from the August 2022 public offering. Cash used in investing activities was primarily to continue the expansion of the rental fleet.

See “—Recent Developments” for a summary of the implementation of the Plan and the transactions contemplated thereby, which has had a significant impact on our sources of liquidity and capital resources since March 31, 2023.

Operating Activities During Fiscal 2023, net cash used by operating activities was $7.9 million, consisting of a net loss for the period of $24.5 million, partially offset by changes in operating assets and liabilities of $5.3 million and non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock-based compensation and inventory provision) of $11.3 million. During Fiscal 2022, net cash used by operating activities was $27.5 million, consisting of a net loss for the period of $22.4 million and changes in operating assets and liabilities of $8.8 million, partially offset by non-cash adjustments (primarily warranty provision, accounts receivable allowances, depreciation and amortization, stock-based compensation and inventory provision) of $3.7 million.

Cash changes in operating assets and liabilities were a source of $5.3 million during Fiscal 2023, an increase of $14.1 million from cash uses in operating assets and liabilities of $8.8 million during Fiscal 2022. The increase was primarily due to improved collections of accounts receivable, lower warranty claims and an increase in deferred revenue.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Year Ended March 31,
	2023	2022
Net loss	$(24,522)	$(22,370)
Non-cash operating activities(1)	11,268	3,730
Changes in operating assets and liabilities:
Accounts receivable	4,060	(3,383)
Inventories	(11,521)	(9,105)
Accounts payable and accrued expenses	5,660	5,098
Operating lease liability	(1,304)	(613)
Prepaid expenses, other current assets and other assets	(1,210)	164
Other changes in operating assets and liabilities	9,625	(1,019)
Net cash provided by (used) in operating activities	$(7,944)	$(27,498)
(1)	Represents warranty provision, change in fair value of warrant liability, depreciation and amortization, stock-based compensation expense, inventory provision and accounts receivable allowances.

The change in non-cash operating activities during Fiscal 2023 compared to Fiscal 2022 was primarily driven by an increase of $3.9 million in bad debt reserve in Fiscal 2023 as compared to the gain on extinguishment of debt resulting from the forgiveness of the PPP Loan during the first quarter of Fiscal 2022. Also contributing to the change was an increase in depreciation expense related to the additions to our rental fleet during Fiscal 2023. The change in accounts receivable was primarily the result of improved collections in Fiscal 2023 compared to Fiscal 2022. The change in inventory was primarily the result of an increase in raw materials in Fiscal 2023 to secure inventory with longer lead times, compared to Fiscal 2022 and increased finished goods. The change in accounts payable and accrued expenses was primarily due to higher accounts payable payments to vendors during Fiscal 2023 compared to Fiscal 2022. The change in other operating assets and liabilities during Fiscal 2023 compared to Fiscal 2022 was primarily driven by the decrease in our accrued warranty reserve during Fiscal 2022, as we had additional spend for the reliability repair program and an increase in deferred revenue in Fiscal 2023.

Investing Activities  Net cash used in investing activities of $8.2 million and $9.9 million during Fiscal 2023 and 2022, respectively, related primarily to the additions to our rental fleet of approximately $7.9 million and $8.7 million, respectively. The remaining amounts in Fiscal 2022 were primarily for sustaining our production and facilities.

Financing Activities During Fiscal 2023, we generated approximately $6.4 million in cash from financing activities compared to cash generated during Fiscal 2022 of approximately $10.4 million. The funds generated from financing activities during the fiscal year ended March 31, 2023 were primarily the result of net proceeds from the August 2022 public offering, which were partially offset by financing related to additions to our rental fleet. The funds generated from financing activities during the fiscal year ended March 31, 2022 were primarily the result of net proceeds from our June 2021 common stock offering.

At-the-market Offerings

On June 7, 2018, we entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to an at-the-market offering program (the “ATM Program”) pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $25.0 million. We will set the parameters for sales of the shares, including the number to be sold, the time period during which sales are requested to be made, any limitation on the number that may be sold in one trading day and any minimum price below which sales may not be made. On July 15, 2020, we entered into an amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, amend the termination provisions of the Sales Agreement and amend the maximum amount of shares of our common stock that we may offer and sell through or to Wainwright from time to time under the ATM Program. On March 19, 2021, we entered into a second amendment to the Sales Agreement, which modified the Sales Agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 22, 2021 and set the maximum amount of shares of our common stock that we may offer and sell through or to Wainwright at $50 million from the date of the amendment to the Sales Agreement, subject to certain limitations set forth in the amendment. No shares of our common stock under the ATM Program were issued during the fiscal year ended March 31, 2023. The ATM Program is no longer in effect following the Effective Date.

Common Stock Offerings

On August 18, 2022, we entered into an underwriting agreement (the “Lake Street Underwriting Agreement”) with Lake Street Capital Markets, LLC and Joseph Gunnar and Company, LLC (the “Underwriters”) whereby we agreed to sell to the Underwriters, and the Underwriters agreed to purchase, in a firm commitment underwritten public offering 2,934,498 (the “Lake Street Shares”) of the Company’s common stock, $0.001 par value per share (the “Lake Street Offering”) and accompanying warrants to purchase up to 2,934,498 shares of common stock.  The offering price to the public in the Lake Street Offering was $2.75 per share of common stock and accompanying warrant, and the Underwriters agreed to purchase the shares and accompanying warrant from the Company pursuant to the Lake Street Underwriting Agreement at a price of $2.585 per share and accompanying warrant, representing an underwriting discount of 6.0%. The Lake Street Offering closed on August 24, 2022, and the Company received net proceeds of $7.3 million after deducting $0.8 million in underwriting discounts, commissions and offering expenses paid by the Company.

Warrants

Goldman Warrant

On February 4, 2019, we sold to Goldman Sachs & Co. LLC (the “Holder”), a purchase warrant for shares of our common stock (the “Goldman Warrant”) pursuant to which the Holder could purchase shares of our common stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). Our common stock and warrant transactions during Fiscal 2021 triggered certain anti-dilution provisions in the warrants outstanding. As of March 31, 2023, the Holder could purchase shares of our common stock in an aggregate amount of up to 463,067 shares at an exercise price of $2.61 per share. The Goldman Warrant was cancelled on the Effective Date in accordance with the Plan.

Goldman “2020 Warrant”

On October 1, 2020, we entered into an Amendment No. 3 to the Purchase Warrant for shares of our common stock (the “Amendment No. 3”) with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that amended that certain Purchase Warrant for shares of our common stock originally issued by the Company to Goldman Sachs & Co. LLC, dated February 4, 2019, as amended. Our common stock and warrant transactions during Fiscal 2023 triggered certain anti-dilution provisions in the warrants outstanding. As of March 31, 2023, the Warrant Holder could purchase shares of our common stock in an aggregate amount of up to 291,295 shares at an exercise price of $2.75 per share. The Goldman 2020 Warrant was cancelled on the Effective Date in accordance with the Plan.

September 2019 Pre-Funded and Series D Warrants

On September 4, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors pursuant to which we agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) an aggregate of 580,000 shares of our common stock at a negotiated purchase price of $5.00 per share and pre-funded warrants to purchase up to an aggregate of 440,000 shares of our common stock at a negotiated purchase price of $5.00 per warrant (the “Pre-Funded Warrants”), for aggregate gross proceeds of approximately $5.1 million (580,000 shares of common stock plus 440,000 Pre-Funded Warrants at a $5.00 per share purchase price), before deducting placement agent fees and other offering expenses.

In a concurrent private placement, we agreed to issue to the purchasers warrants to purchase 765,000 shares of common stock (the “Common Warrants”), which represent 75% of the number of shares of common stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants were exercisable for shares of common stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, we issued 352,279 shares of common stock. As of March 31, 2023, there were 75,000 Series D warrants outstanding at an exercise price of $6.12 per share. The Series D warrants were cancelled on the Effective Date in accordance with the Plan.

August 2022 Warrants

On August 24, 2022, we issued 2,934,498 common stock warrants with an exercise price of $2.75 in conjunction with the Lake Street Offering. The August 2022 Warrants were cancelled on the Effective Date in accordance with the Plan.

There were no stock options exercised during Fiscal 2023 and 2022. Repurchases of shares of our common stock for employee taxes due upon vesting of restricted stock units, net of employee stock purchases, resulted in approximately $0.1 million of net cash used during each of Fiscal 2023 and 2022.

Three-year Term Note  On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain subsidiaries of us as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020, pursuant to A&R Note Purchase Agreement, we increased the amount of borrowing under the Notes by $20.0 million to $50.0 million, and all outstanding Notes bore interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum. The Notes did not amortize and the entire principal balance was due in a single payment on the maturity date. As of March 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which included the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 12, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million for the period from May 12, 2021 to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement required the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, we were in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022, we entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note

Purchase Agreement was amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to raise at least $10 million through a sale of our common stock by September 14, 2022 and refinance the Notes by October 1, 2022. On March 13, 2023, we transferred $9 million of funds from Bridge Bank, Affiliate of Western Alliance Bank, to Wells Fargo Bank. The Wells Fargo Bank account did not have an account control agreement in place, resulted in a breach of the Liquidity Covenant. We transferred the $9 million back to our Bridge Bank account on April 5, 2023. On April 21, 2023, we again breached the Liquidity Covenant when our total funds in accounts subject to account control agreements fell below $9 million. On July 3, 2023, we failed to make the interest payment for the most recently ended quarter. On July 6, 2023, we entered into the Fourth Amendment, which provided for, among other things,  (i) the waiver by the Purchaser and the Collateral Agent of our breach of the minimum Consolidated Liquidity covenant contained in the A&R Note Purchase Agreement, the failure to make the interest payment for the most recently ended quarter and certain other breaches specified therein; (ii) the extension of the maturity of the Notes outstanding pursuant to the A&R Note Purchase Agreement from October 1, 2023 to September 1, 2024; (iii) an amendment fee payable at maturity equal to 1.00% of the principal balance of the Notes on the Effective Date; (iv) a due date for the next interest payment on the date that is 30 days from the Effective Date, which interest payment was originally due on July 3, 2023; (v) following the our entry into a transaction support agreement, the payment-in-kind of the quarterly interest payments that are due following the next the interest payment; (vi) a new minimum Consolidated Liquidity covenant requirement of $4.0 million, commencing on July 14, 2023, which amount increased to $4.5 million on August 16, 2023 and to $6.0 million on August 31, 2023; (vii) the replacement of the Adjusted LIBO Rate with a Term SOFR interest rate benchmark; (viii) the ability for Goldman to either (A) force a conversion of the interest rate benchmark to Base Rate or (B) impose default interest during an Event of Default; (ix) the right for one designated Goldman board observer to attend the meetings of our Board (and committees thereof) in a non-voting capacity, subject to certain customary exceptions; and (x) the amendment to certain provisions of the A&R Note Purchase Agreement, including to add a number of new covenants.  Those new covenants include requirements that we (i) enter into the TSA with one or more lenders in form and substance mutually satisfactory to Goldman and us within 30 days of the Effective Date; (ii) subject to necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the TSA in form and substance satisfactory to the Collateral Agent within 45 days after the Effective Date; (iii) close the transactions specified by the TSA by September 15, 2023; and (iv) provide a Section 382 analysis (i.e., an analysis relating to the potential limitation of the use of our net operating loss carryforwards due to ownership changes, which loss carryforwards we understand may be potentially valuable in one or more transaction structures) to Goldman on a quarterly basis. The Fourth Amendment also imposed restrictions on our ability to (i) pay professional fees for the next 30 days following the date of the Fourth Amendment in excess of $2,000,000 in the aggregate; (ii) make certain other cash disbursements in excess of thresholds set forth in the Fourth Amendment; and (iii) amend existing, or enter into new, employment agreements or pay or incur any bonus or severance payment.

As a result of the Company’s restated earnings, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement as of May 31, 2024, and every subsequent quarter thereafter. The breach required a change in classification of the term note payable to a current liability on our consolidated balance sheet resulting in a liquidity issue for the Company (see Note 17–Subsequent Events in the Notes to the Consolidated Financial Statements for further discussion of the outstanding debt and the post emergence financing).

See “—Post Fiscal 2023 Developments—Exit Facility Agreement” for our current outstanding debt facility, which we entered into after March 31, 2023 and in accordance with the Plan.

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

In February 2021, the Company applied for forgiveness in full of the original balance of the PPP Loan and the loan was forgiven in full on June 30, 2021. The Company received a refund of $660,200 and recorded these amounts within other income on the Company’s Condensed Consolidated Statements of Operations. Management accounted for forgiveness on the PPP Loan in accordance with ASC 470 and recorded a gain on extinguishment of debt on its consolidated financial statements and related footnote disclosures, provided forgiveness be approved by the SBA.

Lease Commitments During Fiscal 2023, we entered into several rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. We then rent this equipment to end users as part of our Energy-as-a-Service business. These agreements totaled approximately 9.8 MW of microturbines, have an average term of 36 months, and a total commitment value of approximately $8.9 million.

Going Concern In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2023 consolidated financial statements. As of March 31, 2023, we had cash and cash equivalents of $12.8 million, and $51.0 million in borrowings were outstanding under the Notes. We incurred a net loss of $24.5 million and used cash from operating activities of $7.9 million during the Fiscal 2023.

There has been a history of recurring operating losses, negative cash flows from operating activities, continued negative impact by the volatility of the global oil and gas markets, a strong U.S. dollar in certain markets making our products more expensive in such markets, the Russian invasion of Ukraine, and ongoing global geopolitical tensions. Our working capital requirements during Fiscal 2023 were primarily for increases in inventory to continue to produce product despite supply chain challenges, as well as the delayed timing of accounts receivable collections due to the impacts from the ongoing conflict between Russia and Ukraine. In addition, as a result of the Company’s restated earnings, we were in breach of the Consolidated Adjusted EBITDA Financial Covenant to the Note Purchase Agreement dated as of December 9, 2019, and later amended for the quarter ended June 30, 2021. The breach required a change in classification of the term note payable to a current liability on our consolidated balance sheet resulting in a liquidity issue for the Company (see Note 11–Term Note Payable in the Notes to the Consolidated Financial Statements for further discussion of the outstanding debt). After evaluation of these conditions and events, management assessed that there was substantial doubt about our ability to continue as a going concern.

Depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the backlog, our future working capital requirements may vary materially from those now planned. The amount of capital that we will need in the future to fund our operations will require us to achieve significantly increased sales volume, which is dependent on many factors, including:

●	the market acceptance of our products and services;
●	our business, product and capital expenditure plans;
●	capital improvements to new and existing facilities;
●	our competitors’ response to our products and services;
●	our relationships with customers, distributors, dealers and project resellers;
●	our customers’ ability to afford and/or finance our products; and
●	reliability of the supply chain, including availability of raw materials.

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

In September 2022, the furlough period ended, and employees returned and pay rates for those affected were returned to pre-furlough levels. The return to pre-furlough levels caused an increase in the operating costs while the EaaS rental business was being expanded.

In May 2023, we implemented a second expense reduction plan to align our cost structure. The cost reductions focused on non-operating, discretionary expenses and employee costs. Beginning May 12, 2023, nine employees were furloughed for a period of 180 days. The employees may be called back to work prior to November 13, 2023, if business activity requires.

In February 2022, we announced that we reached our goal of having 21.1 MW of rental units in our fleet and under contract. As of March 31, 2023, we had 40.5 MW of rental units in our fleet and under contract. The EaaS rental unit timeline includes a delay between the time of manufacture and the time revenue from that unit is realized. The microturbine rental unit is built, allocated by a signed rental contract, and then commissioned at the customer site, at which point it begins to generate revenue. Additionally in March 2022, we announced that we increased the Distributor Support System, or DSS, program fee to 5% of prior calendar year revenue, from 3%, to support the expanding EaaS business.

We reduced our outstanding debt via proceedings in U.S. Chapter 11 Bankruptcy Court. On September 28, 2023, the Company filed for a prepackaged financial restructuring with its senior lender, Goldman Sachs, under the U.S. Chapter 11 Bankruptcy laws, as further discussed in Note 17 – Subsequent Events in the Notes to Consolidated Financial Statements. The Company emerged from Bankruptcy on December 7, 2023 and affected the financial and organizational restructuring.

Our accounts receivable balance, net of allowances, was $7.1 million and $15.9 million as of March 31, 2023 and 2022, respectively. DSO decreased to 46 days as of March 31, 2023, compared to 90 days as of March 31, 2022, primarily due to an increase in accounts receivable collections, and benefitting from certain customer receivable accounts against notes payable to the same customer related to our rental units. In the energy efficiency market vertical, we sell to end users that have been significantly, economically impacted by the pandemic, such as in the hospitality and health care industries. Additionally, the COVID-19 pandemic heavily impacted our natural resources market vertical, where we primarily sell to oil & gas end users. While oil prices have rebounded, we have not seen a corresponding rebound in capital expenditures or spending activity. We recorded net bad debt expense of approximately $4.3 million and $0.4 million for Fiscal 2023 and 2022, respectively. Our allowance for doubtful accounts, was $4.8 million as of March 31, 2023 and $0.6 million as of March 31, 2022.

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

In spite of these efforts and given our current cash position, lack of liquidity, limits to accessing capital and debt funding options, and economic and market risk, there is substantial doubt regarding the Company’s ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2023 financial statements

Impact of Recently Issued Accounting Standards

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

In connection with the preparation of this Form 10-K for the fiscal year ended March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial position and consolidated results from operations and cash flows for the fiscal years ended March 31, 2023 and March 31, 2022, and our financial condition as of each such date and have been prepared in conformity with U.S. GAAP.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2023 because of the material weaknesses described below.

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

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors; Leadership Structure

Set forth below is certain information regarding the directors of the Company. The ages of and biographical information regarding the directors is based on information furnished to the Company by each director and is as of May 31, 2024.

Directors	Age	Director Since	Board Class	Audit Committee	Compensation & Human Capital Committee	Governance & Sustainability Committee
Robert C. Flexon(1)	66	2018	II
Vince J. Canino(2)	61	2024	III
Yon Y. Jorden	69	2017	I	X	X
Robert F. Powelson	55	2019	II		X	X
Denise M. Wilson(3)	65	2019	II		X	X
Ping Fu	66	2021	I	X		X
John P. Miller(4)	66	2024	III	X		X
(1)	Chair of the Board
(2)	Mr. Canino joined the Board on March 11, 2024 in connection with his appointment as President and Chief Executive Officer
(3)	Lead Independent Director
(4)	Mr. Miller joined the Board on February 26, 2024

The principal occupations and business experience for at least the last five years for each director are set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding the experiences, qualifications, attributes or skills that caused the Governance and Sustainability Committee and the Board to determine that the person should serve as a director.

Robert C. Flexon.  Mr. Flexon has been a director since April 2018 and has served as Chair since January 2021. Mr. Flexon served as our Executive Chairman from August 9, 2023 until March 31, 2024 and as our Interim President and Chief Executive Officer from August 22, 2023 until March 10, 2024. Mr. Flexon has served as a director of PG&E Corporation (NYSE: PCG) since June 2020 and is currently the chair of the board. He has also served as a director for Charah Solutions, Inc. (NYSE: CHRA) from June 2018 to July 2023 and of the Electric Reliability Council of Texas (ERCOT) since 2021. Mr. Flexon was President and Chief Executive Officer and a director of Dynegy Inc. (NYSE: DYN), a power-generating company that owns and operates a number of natural gas-fueled or coal-fueled power stations in the U.S, from July 2011 to April 2018. Prior to joining Dynegy, Mr. Flexon served as the Chief Financial Officer of UGI Corporation (NYSE: UGI), a distributor and marketer of energy products and related services from February 2011 to July 2011. Mr. Flexon was the Chief Executive Officer of Foster Wheeler AG (Nasdaq: FWLT) from June to October 2010 and the President and Chief Executive Officer of Foster Wheeler USA from November 2009 to May 2010. Prior to joining Foster Wheeler, Mr. Flexon was Executive Vice President and Chief Financial Officer of NRG Energy, Inc. (NYSE: NRG) from February to November 2009. Mr. Flexon previously served as Executive Vice President and Chief Operating Officer of NRG Energy from March 2008 to February 2009 and as its Executive Vice President and Chief Financial Officer from 2004 to 2008. Prior to joining NRG Energy, Mr. Flexon held executive positions with Hercules, Inc. and various key positions, including General Auditor, with Atlantic Richfield Company. In addition, Mr. Flexon was a CPA with the former Coopers & Lybrand from 1980 to 1987. Mr. Flexon served on the public board of directors of Foster Wheeler from 2006 until 2009 and from May to October 2010, of Westmoreland Coal Company from 2017 to 2019 and of TransAlta Corp. from 2019 to 2020. He served on the Board of Directors for Genesys Works-Houston, an organization that transforms the lives of disadvantaged high school students through meaningful work experience, from 2016 to 2021. He also served on the board of directors of Baker Ripley, a Texas non-profit organization that connects low-income people to opportunities, from 2014 to 2016. Mr. Flexon holds a Bachelor of Science degree in Accounting from Villanova University. He became a Certified Public Accountant (inactive) in the State of Pennsylvania.

Among his other skills and expertise, Mr. Flexon brings to the Board over a decade of experience in accounting and financial matters and has a breadth of executive management experience. In his years as an energy industry executive, he has developed a deep comprehension of wholesale power generation markets and customers.

Vince J. Canino.  See “Executive Officers” for information pertaining to Mr. Canino.

Yon Y. Jorden.  Ms. Jorden has been a director since April 2017. Ms. Jorden has also served as director and audit committee and nominating & governance committee member of Cohu, Inc. (Nasdaq: COHU) since May 2021, which is a global leader in back-end semiconductor equipment and services, delivering leading-edge solutions for the manufacturing of semiconductors. She has also served as director and audit committee member of Alignment Healthcare, Inc. (Nasdaq: ALHC), which is a tech-enabled Medicare Advantage plan company, since January 2022. Additionally, she serves as a director and finance committee member of Methodist Health System, a not-for-profit Texas-based hospital system since 2008. Prior to her current roles, Ms. Jorden served as director, chairperson of the compensation committee, a member of the audit committee and a member of the governance and nominating committee, the latter of which she previously served on as chairperson, for Maxwell Technologies (Nasdaq: MXWL), a leader in development and manufacturing of energy storage and power delivery solutions from 2008 to 2017. In addition, she also served as director and chairperson of the audit committee of Magnatek, Inc. (Nasdaq: MAG), a manufacturer of digital power control systems, U.S. Oncology, a privately-held oncology services company, and BioScrip, Inc. (Nasdaq: BIOS), a national provider of infusion and home care management solutions. During her business career, Ms. Jorden has served as chief financial officer of four publicly traded companies, including as Executive Vice President and Chief Financial Officer of AdvancePCS (Nasdaq: ADVP), a pharmacy benefits management company, from 2002 to 2004. Previously she was chief financial officer of Informix, a Nasdaq-listed technology company, Oxford Health Plans, a Nasdaq-listed provider of managed health care services, and WellPoint, Inc., a NYSE-listed managed care company. Ms. Jorden received her Bachelor of Science degree in Accounting from the California State University, Los Angeles. Earlier in her career, she was a senior auditor with Arthur Andersen & Co., where she became a Certified Public Accountant (inactive) in the State of California.

Among her other skills and expertise, Ms. Jorden brings to the Board decades of extensive experience as both a chief financial officer as well as a board member in all areas of corporate governance and finance, including mergers and acquisitions, structuring IPOs, restructurings, and managing public debt and equity offerings. Ms. Jorden is a board leadership fellow of the National Association of Corporate Directors, demonstrating her commitment and leadership as a board member.

Robert F. Powelson.  Mr. Powelson has been a director since June 2019. Mr. Powelson has served as the President and Chief Executive Officer of the National Association of Water Companies (“NAWC”) since June 2018. Prior to joining NAWC, Mr. Powelson was nominated to the Federal Energy Regulatory Commissioner (“FERC”) by President Donald J. Trump in May 2017, confirmed by the U.S. Senate in August 2017, and served as a member of FERC until August 2018. Prior to his appointment to FERC, Mr. Powelson served on the Pennsylvania Public Utility Commission (“PUC”) from June 2008 to August 2017, and served as the PUC’s chairman from February 2011 to May 2015. Mr. Powelson also served on Pennsylvania’s Marcellus Shale Advisory Commission from March 2011 to July 2011. Prior to joining the PUC, Mr. Powelson served as president of the Chester County Chamber of Business & Industry from February 1994 to July 2008. Mr. Powelson was also a past president of the National Association of Regulatory Utility Commissioners (“NARUC”), where he also was a member of the board of directors from March 2011 to July 2017. Mr. Powelson served as chairman of the NARUC Committee on Water and Power and represented the Water Committee on NARUC’s Task Force on Climate Policy. Mr. Powelson holds a Masters of Governmental Administration from the University of Pennsylvania and a Bachelor of Arts from St. Joseph’s University.

Among his other skills and expertise, Mr. Powelson brings to the Board extensive expertise in public utilities, the regulatory environment and public policy.

Denise M. Wilson.  Ms. Wilson has been a director since November 2019. Ms. Wilson served as Executive Vice President and President, Alternative Energy Businesses for NRG Energy, Inc. (NYSE: NRG), an independent power company with generation, energy retail business and cleantech ventures, from July 2011 through January 2016. Ms. Wilson served as Executive Vice President and Chief Administrative Officer of NRG from September 2008 through July 2011. Prior to September 2008, Ms. Wilson served as Executive Vice President, Human Resources for Nash-Finch Company, a national food distributor, and other various senior roles at NRG from 2000 through 2007. Prior to joining NRG, Ms. Wilson held various key positions as Vice President Human Resources with Metris Companies Inc. and Director, Human Resources with General Electric ITS. Ms. Wilson holds a Masters in Industrial Relations from the University of Minnesota.

Ms. Wilson brings to the Board extensive experience as President of a Fortune 500 company that generates electricity and provides energy solutions and natural gas to more than 3.7 million residential, small business, and commercial and industrial customers.

Ping Fu.  Ms. Fu has been a director since August 2021. She currently serves on the board of directors of Live Nation Entertainment (NYSE: LYV), the world’s largest live entertainment Company, as well as the boards of Long Now Foundation and Burning Man Project. In 1996, Ms. Fu co-founded Geomagic, a leader in 3D imaging and 3D printing technologies that has fundamentally changed the way products are designed and manufactured around the world, and she served as its CEO until 2013. Following the acquisition by 3D Systems (NYSE: DDD) of Geomagic in 2013, Ms. Fu served as Chief Strategy Officer and Chief Entrepreneur Officer at 3D Systems until 2016. She was also part of the team that created the NCSA Mosaic software and HTTP server software which were key in the early development of the Internet. Ms. Fu has received numerous awards for her leadership, including the Outstanding American by Choice award from the U.S. Citizenship and Immigration Services, the Ernst & Young Entrepreneur of the Year award and Inc. Magazine’s Entrepreneur of the Year award. Ms. Fu’s book, Bend Not Break: A Life in Two Worlds, was on the New York Times bestseller list.

Ms. Fu brings to the Board extensive experience in senior executive and leadership positions, global business experience and expertise in technology trends, social change and policy making.

Mr. Miller Mr. Miller has over 40 years of broad-based executive management experience in the manufacturing, distribution and transportation industries and has served in senior finance and leadership roles at public and private companies across a range of industry categories.  He has served on the board of directors of Spruce Power Holding Corporation, an owner and operator of distributed solar energy assets, since 2022. From 2017 to 2021, he served as Chief Executive Officer of Power Solutions International, Inc., a publicly traded company focusing on the design, engineering and manufacture of a broad range of advanced, emission-certified engines and power systems.  From 2008 until 2016, Mr. Miller served in operational and financial management positions of increasing responsibility at Navistar International

Corporation, a global vehicle manufacturer and solutions provider, including as senior vice president of operations and corporate finance.  Prior to such roles, he served in the role of Chief Financial Officer of Laidlaw International, Inc., a provider of public transportation services, Chicago Metallic Corporation, a global manufacturer of suspended ceiling and metal products, Fleetpride, Inc., a distributor of heavy duty truck parts, and Peapod, an online grocery delivery company. Mr. Miller received his Master of Business Administration from the University of Michigan and a Bachelor of Arts degree in economics from DePauw University.

Mr. Miller brings to the Board extensive industry experience and expertise in financial management and strategic planning.

Other than Mr. Flexon and Mr. Juric in respect of the Chapter 11 Cases, no director or officer has been involved in any legal proceedings required to be disclosed under Item 401(f) of Regulation SK.

The Board met ten (10) times during the fiscal year ended March 31, 2023 (the “2023 Fiscal Year” or “Fiscal 2023”). The Board has established an Audit Committee (the “Audit Committee”), a Compensation and Human Capital Committee (the “Compensation and Human Capital Committee”), and a Governance and Sustainability Committee (the “Governance and Sustainability Committee”). During Fiscal 2023, each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he or she was a director) and (2) the total number of meetings of all committees of the Board of the Company on which the director served (during the periods that he or she served). The Company strongly encourages each member of the Board to attend each annual meeting of stockholders. All of the directors serving on the Board at the time attended the 2022 Annual Meeting. The Company’s independent directors met in executive session, without members of the Company’s management present, at all of the regularly scheduled meetings of the Board in Fiscal 2023.

Risk Oversight

The Board oversees an enterprise-wide approach to risk management designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and to enhance stockholder value. A fundamental part of risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the full Board in setting the Company’s business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company. The full Board participates in an annual enterprise risk management assessment.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives an annual risk assessment report from the Company’s internal auditors. In setting compensation, the Compensation and Human Capital Committee strives to create incentives that encourage a level of risk-taking behavior consistent with the Company’s business strategy and is responsible for oversight with respect to compensation and succession planning risks.

Audit Committee

The Audit Committee currently consists of Ms. Jorden (Chair), Ms. Fu and Mr. Miller. The Audit Committee consisted of Ms. Jorden (Chair), Mr. Flexon, and Ms. Fu as of March 31, 2023. Following his appointment as Executive Chairman in August 2023, Mr. Flexon resigned from the Audit Committee. Upon his appointment to the Board on February 26, 2024, Mr. Miller was appointed to the Audit Committee. The Audit committee is constituted to comply with Section 3(a)(58)(A) of the Exchange Act and is responsible, among other items, for: (i) overseeing the Company’s accounting and financial reporting practices; (ii) annually retaining the independent public accountants as auditors of the financial statements and accounts of the Company; (iii) monitoring the scope of audits made by the independent public accountants and the audit reports submitted by the independent public accountants; (iv) overseeing the systems of internal control which management and the Board have established; and (v) discussing with management and the independent and internal auditors the Company’s major financial risk exposure and the steps taken to monitor and control such exposure. In addition, the Audit Committee reviews and approves all related party transactions. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on the Company’s website at www.capstonegreenenergy.com.

Pursuant to its written charter, the Audit Committee reviews its charter on an annual basis for compliance, best practices and any other needed updates or changes. During Fiscal 2023, the Audit Committee held six meetings. The Board has determined that Ms. Jorden is an “audit committee financial expert,” as that term is defined by applicable rules adopted by the SEC. The Board has further determined that each member of the Audit Committee is independent and financially literate as defined by Nasdaq and SEC rules, as applicable.

Compensation and Human Capital Committee

The Compensation and Human Capital Committee currently consists of Ms. Wilson (Chair), Mr. Powelson, and Ms. Jorden, which was also the composition as of March 31, 2023. The Compensation and Human Capital Committee is comprised solely of directors who qualify as independent for purposes of Nasdaq rules in conformance with the Compensation and Human Capital Committee’s charter, and are “non-employee directors,” as defined in Rule 16b-3 under the Exchange Act and “outside directors,” as defined under Section 162(m) of the Internal Revenue Code of 1986, amended (the “Code”). The functions of the Compensation and Human Capital Committee include: (i) annually reviewing and recommending to the Board the corporate goals and objectives relevant to the compensation of our Chief Executive Officer, (ii) evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and, based on such evaluation, recommending to the Board the compensation of our Chief Executive Officer, (iii) determining the compensation of all executive officers other than the Chief Executive Officer, (iv) retaining, terminating and approving the compensation of any compensation advisors, (v) reviewing and approving our policies and procedures for the grant of equity based awards, (vi) reviewing and approving grants of awards under our incentive based compensation plans and equity based plans, (vii) reviewing and making recommendations to the Board with respect to director compensation, (viii) reviewing and overseeing the Company’s policies and practices relating to human capital management, (ix) reviewing, monitoring and providing recommendations to our Board on our workplace policies and practices, including corporate culture and employee engagement, talent management and leadership development, employee diversity and inclusion, and ensuring a respectful workplace free of discrimination and harassment, and (x) reviewing and evaluating, at least annually, the performance of our Compensation and Human Capital Committee and its members, and reporting to the Board on the results of such evaluation. The Compensation and Human Capital Committee operates under a written charter adopted by the Board, a copy of which is available on the Company’s website at www.capstonegreenenergy.com. Pursuant to its written charter, the Compensation and Human Capital Committee reviews its charter on an annual basis for compliance, best practices and any other needed updates or changes. During Fiscal 2023, the Compensation and Human Capital Committee held six meetings. Processes and procedures for determining executive and director compensation, including authority and delegation, and the role of executive officers, if any, are discussed in the section titled “Compensation of Officers and Directors.”

Governance and Sustainability Committee

The Governance and Sustainability Committee consisted of Mr. Powelson (Chair), Ms. Wilson, and Ms. Fu as of March 31, 2023. Upon his appointment to the Board on February 26, 2024, Mr. Miller was appointed to the Governance and Sustainability Committee. The Governance and Sustainability Committee is comprised solely of “independent directors” as defined by Nasdaq rules in conformance with the Governance and Sustainability Committee’s charter. The Governance and Sustainability Committee is responsible for, among other things, (i) monitoring corporate governance matters; (ii) recommending to the full Board candidates for election to the Board and committees of the Board; (iii) coordinating the Board evaluation process; (iv) providing general oversight in respect of corporate governance, social responsibility, and sustainability matters; and (v) overseeing succession planning of the CEO and other key positions. The Governance and Sustainability Committee operates under a written charter adopted by the Board, a copy of which is available on the Company’s website at www.capstonegreenenergy.com. Pursuant to its written charter, the Governance and Sustainability Committee reviews its charter on an annual basis for compliance, best practices and any other needed updates or changes. During Fiscal 2023, the Governance and Sustainability Committee held four meetings. The Governance and Sustainability Committee met subsequent to the end of Fiscal 2023 to recommend to the full Board each of the nominees for election to the Board as presented herein.

Board of Directors and Committee Performance Evaluations

The charter of each of the Audit Committee, the Compensation and Human Capital Committee and the Governance and Sustainability Committee requires an annual performance evaluation, and the Company’s Corporate

Governance Principles also mandate an annual evaluation of the Board. Such performance evaluations are designed to assess whether the Board and its committee’s function effectively and make valuable contributions to the Company. In June 2023, the Governance and Sustainability Committee conducted an assessment of the performance of the Board, as well as an assessment of each member’s skill sets and experience and how such skill sets and experience align with the needs of the Company in reaching the Company’s strategic objectives. In June 2023, the Governance and Sustainability Committee and the Board discussed the results of the assessments and put a follow-up process in place to conduct the annual performance evaluation of the Audit Committee, the Compensation and Human Capital Committee and the Governance and Sustainability Committee as well as the Board.

Director Recommendation and Nomination Process

Nominations of persons for election to our Board by the stockholders may be made at an annual meeting of stockholders by any stockholder who (i) was a stockholder of record entitled to vote in the election of directors at the time of giving of notice provided for below and at the time of the annual meeting, and (ii) complies with the notice procedures set forth below and as further described in our bylaws as to such nomination.

Without qualification, for nominations, the stockholder must have given timely notice thereof in writing to the secretary of the corporation at:

Capstone Green Energy Holdings, Inc.

16640 Stagg Street

Van Nuys, CA 91406

Attention: Mark Funaki, Secretary

To be timely, a stockholder’s notice shall be delivered to the Secretary at the principal executive offices of the corporation not earlier than the close of business on the 150th calendar day and not later than the close of business on the 120th calendar day prior to the first anniversary of the date of the immediately preceding annual meeting of stockholders; provided, however, that if no annual meeting was held in the previous year or the date of the annual meeting is advanced by more than thirty (30) calendar days prior to such anniversary date or delayed more than seventy (70) calendar days after such anniversary date, a proposal shall be received by the corporation not earlier than the close of business on the 150th day before the meeting and not later than the later of (a) the close of business on the 120th day before the meeting or (b) the close of business on the tenth day following the day on which public announcement of the date of the annual meeting is first made by the corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder’s notice as described above.

As discussed in the Company’s bylaws, the notice must set forth: (A) certain information as to each nominee such stockholder proposes to nominate at the meeting as set forth in the Company’s bylaws, including such person’s written consent to being named in the proxy statement, proxy card and ballot as a nominee and to serving as a director if elected, and (B) certain information as to, and certain representations and certifications from, the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is being made, as set forth in the Company’s bylaws.

The above does not purport to provide in detail the requirements for a stockholder’s nomination of the director. A stockholder interested in nominating a director to our Board is encouraged to review our bylaws and the SEC’s proxy rules, as any stockholder nomination must comply with the applicable provisions of our bylaws and the SEC’s proxy rules and will be handled in accordance with our bylaws and applicable laws.

The Governance and Sustainability Committee reviews the composition and size of the Board and determines the criteria for Board membership. In addition, the Governance and Sustainability Committee reviews the qualifications, qualities, skills and other expertise of prospective candidates to determine whether they will make good candidates for membership on the Company’s Board. This consideration includes, at a minimum, a review of each prospective candidate’s character, judgment, experience, expertise, age, diverse characteristics, independence under applicable law and freedom from other conflicts, as well as other factors that the Governance and Sustainability Committee deems relevant in light of the needs of the Board and the Company and/or that are in the best interests of the Company, including the ability to dedicate sufficient time, energy and attention to performance of Board duties, among other things. The Governance and Sustainability Committee selects qualified candidates and recommends those candidates to the Board, and the Board then decides if it will invite the candidates to be nominees for election to the Board. The Governance and Sustainability Committee also considers legal requirements, including stock exchange requirements and applicable laws and regulations.

The Governance and Sustainability Committee also considers issues of diversity, such as diversity of education and professional experience and differences in viewpoints, skills and backgrounds, including gender, race and ethnicity differences, as well as other differentiating characteristics. The Governance and Sustainability Committee actively considers all relevant factors when considering nominees for directors, including the factors outlined above, when evaluating potential nominees to the Board. The Board and the Governance and Sustainability Committee believe that it is essential that members of the Board represent diverse viewpoints.

As of the date of this Annual Report on Form 10-K, we meet California state laws (that were recently ruled to be unconstitutional by California Superior Courts) to have (i) at least one director who self-identifies as a member of an underrepresented community (as defined by such law) and (ii) based on the current size of our Board, at least three female directors.

The Governance and Sustainability Committee uses the following process to identify prospective candidates for the Board and to evaluate all candidates, including candidates recommended by stockholders in accordance with the Company’s policy regarding stockholder recommendations and the director nominations process. The Governance and Sustainability Committee: (i) reviews the composition and size of the Board and determines the criteria for Board membership; (ii) evaluates the Board for effectiveness and makes a verbal presentation of its findings to the Board; (iii) determines whether the current members of the Board who satisfy the criteria for Board membership are willing to continue in service; if the current members of the Board are willing to continue in service, the Governance and Sustainability Committee evaluates the performance of such board members and considers those current members for re-nomination, and if the current members of the Board are not willing to continue in service or if there will be an increase in the number of directors on the Board, the Governance and Sustainability Committee considers candidates who meet the criteria for Board membership; (iv) if necessary, engages a search firm to assist with the identification of potential candidates; (v) compiles a list of potential candidates; (vi) evaluates the prospective candidates, including candidates recommended by stockholders, to determine which of the prospective candidates, if any, will best represent the interests of all stockholders and determines whether any conflicts of interest exist; (vii) holds meetings to narrow the list of prospective candidates; (viii) along with the Chair of the Board and management, interviews a select group of prospective candidates; (ix) approves the candidate or candidates who are most likely to advance the best interests of the stockholders; and (x) recommends the selected candidate or candidates to the Board and the stockholders for approval. The Governance and Sustainability Committee, which may request the assistance of members of the Board who are not on the Governance and Sustainability Committee in the execution of its duties, carefully documents the selection and evaluation process.

Pursuant to our Corporate Governance Guidelines, management directors are required to offer to resign from the Board upon their termination as an officer of the Company (other than as a result of normal retirement), which resignation may be accepted by the Board in its sole discretion. A non-employee director must inform, and offer his or her resignation to, the Board in the event of any principal occupation or business association change, including retirement. The Board does not believe that directors who retire from or change the primary occupation that they held when they were first elected to the Board should necessarily leave the Board in every instance.

Stockholder Communications

The Company has a policy whereby stockholders may communicate directly with the Company’s Board, or individual members of the Board, by writing to the Company at:

Capstone Green Energy Holdings, Inc.

16640 Stagg Street

Van Nuys, CA 91406

Attention: Mark Funaki, Secretary

and indicating prominently on the outside of any envelope that the communication is intended for: (i) the Board; (ii) the Chair of the Board; (iii) a specific committee of the Board; (iv) the non-management directors; or (v) any director or subset of directors of the Board. The Secretary of the Board reviews all correspondence and regularly forwards to the appropriate director, directors or the Board, copies of all communications that, in the opinion of the Secretary, deal with the functions of or otherwise require the attention of individual directors, the Board or committees or subsets thereof. Unless, in the opinion of the Secretary, a communication is improper or irrelevant, a communication will not be withheld from its intended recipient(s) without the approval of the Chair of the Board, the Chair of the appropriate committee or the director who presides during non-management executive sessions. Directors may, at any time, review a log of all correspondence received by the Company in accordance with the policy and request copies of any such correspondence.

Executive Officers

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below. The age of and biographical information regarding each executive officer is based on information furnished to the Company by each executive officer and is as of May 31, 2024.

The following list identifies the name, age and position(s) of the executive officers of the Company:

Name	Age	Position
Vince J. Canino	61	President & Chief Executive Officer
John J. Juric	62	Chief Financial Officer
Mark Funaki	52	General Counsel

The term of each executive officer runs until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. The following is a biographical summary of the experience of the executive officers of the Company who are not members of the Company’s Board of Directors:

Vince J. Canino. Mr. Canino was appointed as President and Chief Executive Officer and a member of the Board on March 11, 2024. Prior to joining the Company, Mr. Canino served as the Chief Operating Officer of ESS Tech, Inc. (NYSE: GWH), a developer of long-duration energy storage solutions, from September 2022 to March 2024. He previously spent approximately eight years with Smardt Chiller Group, Inc. (“Smardt”), a manufacturer of oil-free chillers, most recently serving as Smardt’s President and Chief Executive Officer. Mr. Canino also served in various roles with Trane Commercial Systems (“Trane”), a manufacturer of heating, ventilation and air conditioning systems, including as Trane’s Vice President, Enterprise Businesses and Renewable Energy. Mr. Canino’s career includes multiple leadership, management, operations and sales roles with publicly traded and privately held organizations. Mr. Canino serves as a board member of Western Washington University and holds a Master of Science in Engineering Mechanics from Pennsylvania State University and a Bachelor of Technology in Mechanical Engineering from the State University of New York at Binghamton.

Among his other skills and expertise, Mr. Canino brings to the Board his unique perspective as President and Chief Executive Officer of the Company and substantial executive and industry experience.

John J. Juric. Mr. Juric was appointed Chief Financial Officer in March 2023. Prior to joining the Company, Mr. Juric spent nearly two years providing management and financial consulting services to C-suite executives in multiple industries. Previously, Mr. Juric served as Vice President of Finance and Chief Financial Officer of USALCO, LLC, a chemical manufacturing and distribution company, for six years, and as President Americas & Asia Industrial Division and Americas Region Chief Financial Officer of Fiberweb, PLC., a global nonwoven products manufacturer and distributor, for nearly five years. Additionally, Mr. Juric’s career includes multiple leadership, finance, and accounting roles with publicly traded and privately held organizations. He also previously served as the Director of Finance at Hercules, Inc., a global specialty chemical manufacturing company.  Mr. Juric is a Certified Public Accountant, and holds an MBA and Bachelor of Science in Accounting degree from West Chester University.

Mark Funaki. Mr. Funaki was appointed General Counsel in April 2024. Mr. Funaki has extensive experience as a senior legal officer operating in complex legal environments, with a focus on transactional and compliance matters. He has served as a member of the board of directors of Vorwerk (US) Inc., a distributor of kitchen appliances, since 2016 and as a consultant for Vorwerk & Co. Interholding GmbH, an international conglomerate with home and kitchen appliance distribution, financial services and venture capital operations, since 2022. Previously, Mr. Funaki spent approximately 21 years in the legal department of Jafra Cosmetics International, Inc., a privately held cosmetics company, most recently serving as Senior Vice President, General Counsel from 2018-2022. Mr. Funaki began his career as an associate at Cades

Schutte LLP and holds a law degree from the Vanderbilt University Law School and a Bachelor of Arts degree in Public Policy from Duke University.

Code of Business Conduct and Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. All directors, officers and employees of the Company are expected to be committed to the highest standards of honest, ethical and legal behavior. The Board reviews the Code of Business Conduct and Ethics on an annual basis or more often, if necessary. The Code of Business Conduct and Ethics is available on the Company’s website at www.capstonegreenenergy.com. The Company has also adopted a Code of Ethics for Principal and Senior Financial Officers, which is also available on the Company’s website at www.capstonegreenenergy.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s equity securities. The Company endeavors to assist officers and directors in making these filings. Based solely on its review of the reports filed with the SEC during the Company’s fiscal year ended March 31, 2023, the Company believes that all reporting requirements under Section 16(a) for the fiscal year ended March 31, 2023 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except for the following late filings: (1) filing made by Frederick S. Hencken III in connection with the withholding of 1,730 shares to cover the tax liability resulting from the vesting of restricted stock units, the information for which was filed on Form 4 on May 17, 2022; (2) filing made by Mr. Jamison in connection with the withholding of 2,356 shares to cover the tax liability resulting from the vesting of restricted stock units, the information for which was filed on Form 4 on May 17, 2022; (3) filing made by Mr. Crouse in connection with the withholding of 1,342 shares to cover the tax liability resulting from the vesting of restricted stock units, the information for which was filed on Form 4 on May 17, 2022; and (4) filing made by Mr. Jamison in connection with the withholding of 6,085 shares to cover the tax liability resulting from the vesting of restricted stock units, the information for which was filed on Form 4 on August 31, 2022.

Item 11. Executive Compensation.

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and has elected to comply with certain of the requirements applicable to smaller reporting companies in connection with this Annual Report on Form 10-K. Although the rules allow the Company to provide less detail about its executive compensation program, the Compensation and Human Capital Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. The information below summarizes the executive compensation program and results for our named executive officers (“NEOs”) for Fiscal 2023.

2023 Summary Compensation Table

The following table sets forth information regarding the compensation paid to or earned by the Company’s CEO and our other NEOs, for services rendered to the Company and its subsidiaries for the fiscal years indicated.

				Stock	Non-Equity Incentive	All Other
		Salary	Bonus	Awards	Plan Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(3)	($)(4)	($)
Darren R. Jamison	2023	557,180	—	362,170	—	7,389	926,739
President & Chief Executive Officer (5)	2022	545,841	—	362,162	111,436	6,445	1,025,884
John J. Juric	2023	21,635	100,000 (2)	220,000	—	666	342,301
Chief Financial Officer (6)	2022	—	—	—	—	—	—
Frederick S. Hencken III	2023	69,346	—	150,252	—	3,615	223,213
Former Chief Financial Officer (7)	2022	291,125	—	145,004	27,044	5,869	469,042
(1)	This column represents the aggregate grant date fair value of restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) granted in the years presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the estimated impact of forfeitures related to service-based vesting conditions. Grant date fair value is calculated using the closing price of Capstone’s common stock on the date of grant. For a discussion of the valuation assumptions, see Note 9 in the Notes to Consolidated Financial Statements. For PRSUs granted in Fiscal 2023, the amount reported in the table above represents the grant date fair value of such award assuming the probable outcome of the performance conditions. The value of such award, assuming the maximum achievement of the performance conditions, is $181,085 for Mr. Jamison. Mr. Hencken forfeited his PRSU award upon his termination of service. Mr. Juric joined the Company in March 2023 and did not receive a PRSU award for Fiscal 2023.
(2)	Mr. Juric earned a signing bonus of $100,000 upon joining the Company on March 6, 2023.
(3)	This column represents non-equity incentive plan compensation earned pursuant to the Capstone Executive Annual Incentive Plan (the “AIP”).
(4)	Amounts reported in this column include Company vacation payouts, Company contributions to the 401(k) plan and premiums paid by the Company for life insurance.
(5)	Mr. Jamison departed the Company on August 22, 2023.
(6)	Mr. Juric joined the Company on March 6, 2023.
(7)	Mr. Hencken departed the Company on July 15, 2022.

Components and Results of the Fiscal 2023 Executive Compensation Program

The primary components of the compensation program for our NEOs are base salary, annual incentive compensation and long-term incentives and awards. Our NEOs are also eligible for employee benefits consistent with those offered to other employees of the Company and for severance and change in control benefits.

Base Salary  Base salary is intended to provide a level of assured cash compensation that is competitive in the marketplace to our executive officers. It is based on the individual’s qualifications, experience with the Company, past performance, taking into account all relevant criteria, value to the Company, the Company’s ability to pay and relevant competitive market data. For Fiscal 2023, the Compensation and Human Capital Committee approved the following base salaries:

	Base Salary at the end	Base Salary at the end
Named Executive Officer	of 2023 Fiscal Year	of 2022 Fiscal Year	% Increase
Darren R. Jamison (1)	$557,180	$557,180	0%
John J. Juric (2)	$375,000	$—	—
Frederick S. Hencken III (3)	$300,500	$300,500	0%

(1)	Mr. Jamison departed the Company on August 22, 2023.
(2)	Mr. Juric joined the Company on March 6, 2023.
(3)	Mr. Hencken departed the Company on July 15, 2022.

Annual Incentive Compensation, Targets and Results  The AIP for Fiscal 2023 was designed to focus our NEOs on driving future growth and profitability. Specifically, this plan was designed to reward our NEOs and other senior executives if the Company were to achieve pre-determined total revenue, adjusted EBITDA, and cash provided by working capital targets, subject to the Company’s standard clawback provisions. Target annual incentive opportunities are expressed as a percentage of base salary and were established based on each NEO’s level of responsibility and ability to impact overall results. The Compensation and Human Capital Committee also considers market data in setting target award amounts. Mr. Jamison’s target award opportunity for Fiscal 2023 was 100% of his base salary. Mr. Hencken’s target award opportunity for Fiscal 2023 was 45% of his base salary. Mr. Juric will begin participating in the AIP in Fiscal 2024, and his target award opportunity will be 60% of his base salary. All awards require compliance with the $50.0 million 3-year term note covenants to be eligible for any incentive payout regardless of goal achievement(s). The Compensation and Human Capital Committee also has the discretion to determine if any amendments to the note covenants that have a financial impact on the Company could result in the performance gate/trigger to not have been met.

The weightings for the performance measures for Fiscal 2023 are set forth in the table below.

		Cash Provided by
Total	Adjusted	Working
Revenue	EBITDA	Capital
40%	40%	20%

The Fiscal 2023 AIP performance goals were structured to encourage growth:

	Performance Payout Level
Performance Metrics	Threshold (50%)	Target (100%)	Maximum (150%)	Actual Results(3)
Revenue (in millions)	$75.100	$80.100	$85.100	$80.200
Adjusted EBITDA (in millions)	$—	$0.925	$1.850	$(6.607)	(1)
Cash provided by working capital (in millions)	$—	$1.910	$3.820	$3.273	(2)
(1)	Adjusted EBITDA for purposes of the AIP is defined as EBITDA before loss on debt extinguishment, stock-based compensation and other expense, non-recurring legal settlement, reliability repair accrual, and non-recurring legal costs related to settlement and other items determined at the discretion of the Compensation and Human Capital Committee. Refer to page 84 for a reconciliation of Net Loss, as reported to adjusted EBITDA.
(2)	Cash provided by the changes in operating assets and operating liabilities of the Company’s working capital accounts for Fiscal 2023 was $3.3 million.
(3)	Actual results as presented herein do not reflect the impact of the Restatement.

On June 13, 2023, the Compensation and Human Capital Committee met to determine if certain performance targets were met under the terms of awards granted for the 2023 Fiscal Year pursuant to the AIP. The Compensation and Human Capital Committee determined that the Company reached slightly above the target level of achievement for the revenue performance criteria and slightly less than the maximum payment for working capital performance criteria, but the performance gate/trigger requiring compliance with the $50.0 million 3-year term note covenants was not met. As such, the Compensation and Human Capital Committee did not authorize non-equity incentive plan compensation payments for Fiscal 2023 pursuant to the AIP. Mr. Juric was appointed at the end of the fiscal year and did not receive an award under this plan for Fiscal 2023.

Long-Term Incentive Targets and Awards  In discharging its responsibility for administering the Company’s stock-based compensation programs, the Compensation and Human Capital Committee regularly monitors and evaluates the total cost of such programs, based on information provided annually by, and in consultation with, Pearl Meyer, the Company’s independent compensation consultant. This information includes share utilization and annual grant levels. The Compensation and Human Capital Committee determines the appropriate award to each NEO by assessing equity incentive awards made to officers of comparable companies.

Long-term incentive awards are designed to have senior executives focused on the execution of longer-term financial and strategic growth goals that drive stockholder value creation, strengthen our financial position, and support the Company’s leadership retention strategy. At the beginning of Fiscal 2023, Mr. Jamison’s target long-term incentive opportunity was set at 65% of his base salary. Mr. Juric’s target long-term incentive opportunity was set at 60% of his base salary for Fiscal 2024. Mr. Hencken’s target long-term incentive opportunity was set at 50% of his base salary.

	Value of Target	Value of Target
Executive Officer	RSUs Granted(1)	PRSUs Granted(1)
Darren R. Jamison (3)	$181,085	$181,085
John J. Juric (2)	$220,000	$—
Frederick S. Hencken III (3)	$112,689	$37,563

(1)	Award amounts for RSUs and PRSUs were determined based on the closing price of our common stock on the Nasdaq Capital Market on the date of grant, which was April 7, 2022. The closing price of the common stock on April 7, 2022 was $3.80.
(2)	In connection with his appointment as Chief Financial Officer, Mr. Juric received 125,000 RSUs, which will vest on March 6, 2025, provided that Mr. Juric remains employed as Chief Financial Officer on such date. The closing price of the common stock on March 6, 2023 was $1.76.
(3)	All unvested grants were forfeited by Mr. Jamison and Mr. Hencken upon their respective departures.

Outstanding Equity Awards at 2023 Fiscal Year-End

Information about outstanding equity awards held by our NEOs as of the end of Fiscal 2023 is set forth in the table below.

	Option Awards				Stock Awards
								Equity Incentive		Equity Incentive
								Plan Awards:		Plan Awards:
					Number of		Market Value	Number of		Market or Payout
	Number of Securities				Shares or		of Shares or	Unearned Shares,		Value of Unearned
	Underlying		Option	Option	Units of Stock		Units of Stock	Units or Other		Shares, Units or
	Unexercised Options		Exercise	Expiration	That Have		That Have	Rights That Have		Other Rights That
	Exercisable	Unexercisable	Price	Date	Not Vested		Not Vested	Not Vested		Have Not Vested
Name	(#)(1)	(#)(1)	($)	(2)	(#)		($)(3)	(#)		($)(3)
Darren R. Jamison(10)	353	—	280.00	05/14/2024	—		—	23,827	(8)	31,690
	—	—	—	—	—		—	10,792	(9)	14,353
	2,149	—	184.00	04/09/2023	47,654	(4)	63,380	—		—
	—	—	—	—	14,388	(5)	19,136	—		—
	—	—	—	—	18,580	(6)	24,711	—		—
John J. Juric	—	—	—	—	125,000	(7)	166,250	—		—
(1)	Options vested 25% on the first anniversary of the grant date and monthly thereafter on a pro rata basis over the next 36 months, conditioned on continued service to the Company. However, all grants were cancelled on the Effective Date in connection with Emergence.
(2)	All options terminate, if not sooner, at the expiration of ten years following the grant date. However, all grants were cancelled on the Effective Date in connection with Emergence.
(3)	Based on the closing price of our common stock of $1.33 on the Nasdaq Capital Market on March 31, 2023, the last trading day of Fiscal 2023.
(4)	These RSUs vest in three equal installments on each anniversary of April 7, 2022, conditioned on continued service to the Company. However, all grants were cancelled on the Effective Date in connection with Emergence.
(5)	These RSUs vest in three equal installments on each anniversary of April 13, 2021, conditioned on continued service to the Company. However, all grants were cancelled on the Effective Date in connection with Emergence.
(6)	These RSUs vest in three equal installments on each anniversary of August 27, 2020, conditioned on continued service to the Company. However, all grants were cancelled on the Effective Date in connection with Emergence.
(7)	These RSUs vest in one installment on March 6, 2025, conditioned on continued service to the Company. However, all grants were cancelled on the Effective Date in connection with Emergence.

(8)	These PRSUs are earned based on the achievement of pre-determined Free Cash Flow and Aftermarket Sales Absorption goals measured in the third year of a three-year performance period (2022-2024). However, all grants were cancelled on the Effective Date in connection with Emergence.
(9)	These PRSUs are earned based on the achievement of pre-determined Free Cash Flow and Aftermarket Sales Absorption goals measured in the third year of a three-year performance period (2021-2023). However, all grants were cancelled on the Effective Date in connection with Emergence.
(10)	Mr. Jamison departed the Company on August 22, 2023 and unvested shares were forfeited upon his departure.

Employee Benefits  Executive officers are generally entitled only to health, welfare and retirement benefits that are consistent with those offered to other employees of the Company. The Company offers group life, disability, medical, dental and vision insurance and an employee stock purchase program. The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board. The Company matches 50 cents on the dollar up to 6% of the employee’s compensation that is contributed. The Company’s match vests 25% a year over four years starting from the employee’s hire date.

Executive Employment Contracts, Termination of Employment and Change in Control Arrangements

In July 2018, the Company adopted the Capstone Turbine Corporation Amended and Restated Severance Pay Plan (the “Original Severance Plan”). The Original Severance Plan provided that, in the event that a NEO’s employment is terminated by the Company without Cause (as defined in the Original Severance Plan), the NEO would be entitled to receive, subject to the execution of a separation agreement containing a general release of claims, 26 weeks (or 52 weeks in the case of the Chief Executive Officer) of base salary continuation and reimbursement of COBRA premiums for six months (or twelve months in the case of the Chief Executive Officer). In connection with the termination of employment of Mr. Crouse, effective on April 15, 2022, the Company executed a separation agreement with Mr. Crouse providing for twelve months of reimbursement of COBRA premiums. On March 2, 2023, the Company amended the Original Severance Plan (the “Amended Original Severance Plan”) to provide that, in the event that the Chief Financial Officer’s employment is terminated by the Company without Cause, the Chief Financial Officer will be entitled to receive, subject to the execution of a separation agreement containing a general release of claims, 52 weeks of base salary continuation and reimbursement of COBRA premiums for twelve months. The amendment also provides that, in the event that the Chief Executive Officer’s employment is terminated by the Company without Cause, the Chief Executive Officer will be entitled to receive, subject to the execution of a separation agreement containing a general release of claims, 18 months of base salary continuation and reimbursement of COBRA premiums for eighteen months.

On the Effective Date, the Company adopted the Capstone Green Energy Holdings, Inc. Severance Pay Plan (the “New Severance Plan”), which contains terms substantially similar to those set forth in the Amended Original Severance Plan.

Prior to the Effective Date, the Company entered into Change in Control Agreements with each of our NEOs that provide for certain payments and benefits following a termination of the NEO’s employment either by the Company without Cause (as defined in the Change in Control Agreements) (other than due to the NEO’s death, the NEO being Disabled (as defined in the Change in Control Agreements), or the NEO becoming an employee of any direct or indirect successor to the business or assets of the Company, rather than continuing as an employee of the Company) or by the NEO for Good Reason (as defined in the Change in Control Agreements), in either case within six months prior to or 24 months following a Change in Control (as defined in the Change in Control Agreements and such a termination, a “Qualifying Termination”). In the event of a Qualifying Termination, subject to the NEO signing and not revoking a separation agreement containing a general release of claims and a non-disparagement covenant (the “Separation Agreement”), compliance with his or her obligations under the Separation Agreement and compliance with any other continuing obligations to the Company or its successor, the NEO will be eligible to receive (a) a lump sum severance payment equal to 1.0 times (or 1.5 times in the case of Mr. Juric and 2.0 times, in the case of Mr. Jamison) the sum of the NEO’s (i) annual base salary for the calendar year in which the Qualifying Termination occurs (or annual base salary in effect immediately prior to the Change in Control, if higher) and (ii) target annual incentive compensation for the calendar year in which the Qualifying Termination occurs, but pro-rated for the portion of such calendar year that falls prior to the Qualifying Termination; (b) a monthly cash payment in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to the NEO if he or she had remained employed by the Company for up to 18 months; and (c) acceleration of any unvested equity awards outstanding on the date of the Qualifying Termination, assuming achievement of performance criteria at target and without reduction for any shortened performance period in the case of performance-based equity awards. Payments under the Change in Control Agreements are in lieu of payments under the Severance Plan. Our recently completed financial restructuring constituted a Change in Control under the Change in Control Agreements. If a NEO experiences a Qualifying Termination within 24 months following such restructuring, such NEO would be eligible to the receive the foregoing severance payments and benefits, as applicable, pursuant to such NEO’s Change in Control Agreement.

On the Effective Date, the Company entered into a Change in Control Agreement with Mr. Juric (the “Effective Date Change in Control Agreement”). The Effective Change in Control Agreement provides for certain payments and benefits following a Qualifying Termination (as defined in the Effective Date Change in Control Agreement). In the event of a Qualifying Termination, subject to such officer’s execution and non-revocation of a Separation Agreement, compliance with such officer’s obligations under the Separation Agreement and compliance with any other continuing obligations to the Company or its successor, such officer will be eligible to receive: (a) a severance payment equal to 1.5 times the sum of such officer’s (i) annual base salary for the calendar year in which the Qualifying Termination occurs (or annual base salary in effect immediately prior to the Change in Control, if higher) and (ii) target annual incentive compensation for the calendar year in which the Qualifying Termination occurs, but pro-rated for the portion of such calendar year that falls prior to the Qualifying Termination; (b) a monthly cash payment in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to such officer if he or she had remained employed by the Company, for up to 18 months; and (c) acceleration of any unvested equity awards outstanding on the date of the Qualifying Termination, assuming achievement of performance criteria at target and without reduction for any shortened performance period in the case of performance-based equity awards. Payments under the Effective Date Change in Control Agreements are in lieu of payments under the Severance Plan.

In connection with the appointment of Mr. Canino as President and Chief Executive Officer, the Company amended and restated its form Effective Date Change in Control Agreement (the “Amended and Restated Change in Control Agreement”) to revise the definition of “Severance Pay” that will be paid in the event of a Qualifying Termination within the CIC Window (each such term, as defined in the Amended and Restated Change in Control Agreement) to mean an amount equal to a multiple of the sum of the employee’s: (i) annual base salary for the calendar year in which the Date of Termination (as defined in the Amended and Restated Change in Control Agreement) occurs (or the employee’s annual base salary in effect immediately prior to the change in control, if higher); and (ii) target annual incentive compensation for the calendar year in which the Date of Termination occurs. For calculating Mr. Canino’s Severance Pay, the Compensation and Human Capital Committee of the Board approved a multiple of two and one-half (2.5).

The Company has entered into indemnification agreements with its officers and directors containing provisions which may require the Company, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The tables below set forth the amount of compensation payable to each of Messrs. Jamison and Juric, as if each situation occurred on March 31, 2023, under the Severance Plan or Change in Control Agreements discussed above. Mr. Jamison departed the Company on August 22, 2023.

Mr. Jamison

			Involuntary Termination
	Involuntary Termination		Related to
Executive Benefits and Payments upon Termination	without Cause		Change in Control
Cash Payments	$557,180	(1)	$2,228,720	(2)
RSUs (unvested)	—		252,829	(3)
Insurance Benefits	46,165	(4)	69,248	(5)
Total (6)	$603,345		$2,550,797
(1)	Reflects severance payments of Mr. Jamison’s annual base salary as of March 31, 2023 over a period of 52 weeks, payable under the Severance Plan.

(2)	Reflects a lump sum severance payment equal to two times the sum of Mr. Jamison’s annual base salary as of March 31, 2023 and target annual incentive compensation, payable under the Change in Control Agreement with Mr. Jamison.
(3)	Reflects the value of unvested RSUs and PRSUs that become vested upon a Qualifying Termination, pursuant to the Change in Control Agreement with Mr. Jamison, based on the market value of $1.33 per share on March 31, 2023, the last trading day of Fiscal 2023. In the event of a Qualifying Termination, unvested equity awards outstanding on the date of the Qualifying Termination accelerate and vest in full, assuming achievement of performance criteria at target and without reduction for any shortened performance period in the case of performance-based equity awards. Full vesting is also triggered if the acquirer of the Company does not assume the awards issued under the Capstone Green Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”).
(4)	Reflects monthly payments of health benefit premiums over a period of 12 months, payable under the Severance Plan.
(5)	Reflects monthly payments of health benefit premiums over a period of 18 months, payable under the Change in Control Agreement with Mr. Jamison.
(6)	Mr. Jamison departed the Company on August 22, 2023.

Mr. Juric

			Involuntary Termination
	Involuntary Termination		Related to
Executive Benefits and Payments upon Termination	without Cause		Change in Control
Cash Payments	$375,000	(1)	$750,000	(2)
RSUs (unvested)	—		166,250	(3)
Insurance Benefits	30,365	(4)	45,548	(5)
Total	$405,365		$961,798
(1)	Reflects severance payments of Mr. Juric’s annual base salary as of March 31, 2023 over a period of 52 weeks, payable under the Severance Plan.
(2)	Reflects a lump sum severance payment equal to two times the sum of Mr. Juric’s annual base salary as of March 31, 2023 and target annual incentive compensation, payable under the Change in Control Agreement with Mr. Juric.
(3)	Reflects the value of unvested RSUs and PRSUs that become vested upon a Qualifying Termination, pursuant to the Change in Control Agreement with Mr. Juric, based on the market value of $1.33 per share on March 31, 2023, the last trading day of Fiscal 2023. In the event of a Qualifying Termination, unvested equity awards outstanding on the date of the Qualifying Termination accelerate and vest in full, assuming achievement of performance criteria at target and without reduction for any shortened performance period in the case of performance-based equity awards. Full vesting is also triggered if the acquirer of the Company does not assume the awards issued under the 2017 Plan.
(4)	Reflects monthly payments of health benefit premiums over a period of 12 months, payable under the Severance Plan.
(5)	Reflects monthly payments of health benefit premiums over a period of 18 months, payable under the Change in Control Agreement with Mr. Juric.

Director Compensation

On August 24, 2022, each non-employee director received an annual grant of RSUs with a grant date fair value of approximately $50,000, calculated using the closing price of our common stock on the date of grant. These RSUs will become vested upon completion of the annual term of the Board that includes the date of grant.

  The director fee schedule for the 2023 Fiscal Year remained unchanged from the previous fiscal year. The director cash retainer was $35,000, the Chair of the Board additional cash retainer was $25,000, and the director equity retainer was $50,000. The Audit Committee Chair retainer was $17,000, the Compensation and Human Capital Committee Chair retainer was $15,000, and the Governance and Sustainability Committee Chair retainer was $10,000. Each non-employee director who served on the Audit Committee received an $8,000 annual retainer. Each non-employee director who served on the Compensation and the Governance and Sustainability Committees received a $5,000 annual retainer. Non-employee directors may elect to receive shares of Common Stock in lieu of any cash retainer, based on the fair market value of Common Stock on the date that cash would have otherwise been paid. All payments are paid quarterly in arrears. If requested, all director expenses incurred in attending the Board or committee meetings are reimbursed by the Company.

On the Effective Date, the Board adopted a new director compensation policy. Pursuant to the revised director compensation policy, each non-executive director will receive an annual base retainer of $75,000, payable in cash on a quarterly basis.  The Audit Committee chair will receive an additional annual retainer of $17,000 and each other Audit Committee member will receive an additional annual retainer of $8,000. The Compensation and Human Capital Committee chair will receive an annual retainer of $15,000 and each other Compensation and Human Capital Committee chair will receive an additional annual retainer of $6,000. The Governance and Sustainability Committee chair will receive an additional annual retainer of $10,000 and each other Governance and Sustainability Committee Chair will receive an additional annual retainer of $6,000. Non-executive directors will also receive an annual grant of $10,000 of restricted stock units, commencing with the 2024 annual meeting of stockholders. On January 22, 2024, the Board approved a policy providing for the grant of 10,000 RSU’s to each new director appointed on or prior to December 7, 2024.

Mr. Jamison, the Company’s former President and Chief Executive Officer, did not receive compensation for serving as a member of the Board. The Company uses its fiscal year in reporting compensation rather than the term of the Board. Compensation amounts may differ between the Company’s fiscal year and the term of the Company’s Board. Information about the compensation of the non-employee directors for the 2023 Fiscal Year is set forth in the table below.

	Fees Earned or	Stock
Name	Paid in Cash ($)(1)	Awards ($)(2)	Total ($)
Paul DeWeese (3)	10,750	—	10,750
Robert C. Flexon	68,000	50,000	118,000
Yon Y. Jorden	58,000	50,000	108,000
Robert F. Powelson	51,000	50,000	101,000
Denise M. Wilson	56,000	50,000	106,000
Ping Fu	49,000	50,000	99,000
(1)	For each term of the Board (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive a stock award in lieu of all or any portion of his or her annual retainer or committee fee cash payment. The award is calculated by dividing the amount of the fee by the fair market value of a share of common stock on the date the fee is payable. For the 2023 Fiscal Year, due to limited share pool availability, 100% of the amount of the aggregate directors’ fees was paid in cash.
(2)	This column represents the aggregate grant date fair value of stock awards granted during the 2023 Fiscal Year calculated in accordance with FASB ASC Topic 718, excluding the estimated impact of forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 9 to the Notes to Consolidated Financial Statements.
(3)	Mr. Deweese resigned as a Director in March 2022.

Non-GAAP Measures Reconciliation

Because we disclose Adjusted EBITDA in connection with the disclosure regarding the AIP targets, we have provided the below reconciliation of net loss to Adjusted EBITDA:

	Year Ended
Reconciliation of Reported Net Loss to EBITDA and Adjusted EBITDA	March 31,
(In thousands)	2023	2022
Net loss, as reported	$(24,522)	$(22,370)
Interest expense	6,163	5,004
Provision for income taxes	7	19
Depreciation and amortization	3,177	1,915
EBITDA	$(15,175)	$(15,432)

Loss (gain) on debt extinguishment	—	(2,610)
Stock-based compensation and other expense	863	1,245
Non-recurring legal/consulting	1,474	882
Severance	83	—
Stock to vendors	—	1,012
Executive bonus	408	190
Adjusted EBITDA	$(12,347)	$(14,713)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information as of May 31, 2024 (unless otherwise indicated) regarding beneficial ownership of our common stock and non-voting common stock by: (1) each director, nominee for director and NEO of the Company; (2) all directors and executive officers as a group; and (3) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company. As of June 10, 2024, there were 18,546,649 shares of common stock and 508,475 shares of non-voting common stock outstanding. Except as otherwise indicated, the beneficial owners listed below have sole voting and investment power with respect to all shares owned by them, except to the extent such power is shared by a spouse under applicable law. The information provided in the table below is based on the Company’s records, information filed publicly with the SEC and other information provided to the Company.

	Common Stock		Non-Voting Common Stock		% of Combined
	Number	% of	Number	% of	Total Voting
Name and Address of Beneficial Owner**(1)	of Shares	Shares	of Shares	Shares	Power
Stockholders Beneficially Owning More Than 5%
Non-Management
AIGH Capital Management, LLC(2)	1,800,000	9.7%	—	*	9.7%
Named Executive Officers and Directors
Darren R. Jamison	—	*	—	*	*
Frederick S. Hencken III	—	*	—	*	*
John J. Juric	—	*	114,560	22.5%	*
Vince J. Canino	—	*	—	*	*
Robert C. Flexon	61,798	0.3%	60,795	12.0%	0.3%
Yon Y. Jorden	74,197	0.4%	60,795	12.0%	0.4%
Robert F. Powelson	51,560	0.3%	60,795	12.0%	0.3%
Denise M. Wilson	48,928	0.3%	60,795	12.0%	0.3%
Ping Fu	30,372	0.2%	60,795	12.0%	0.2%
John P. Miller	—	*	—	*	*
Mark Funaki	—	*	—	*	*
All directors, director nominees and executive officers as a group (9 persons)	266,855	1.4%	418,535	82.3%	1.4%
*	Less than one percent.

**	Unless otherwise indicated, the address of each person listed is c/o Capstone Green Energy Holdings, Inc., 16640 Stagg Street, Van Nuys, California 91406.
(1)	In computing the number of shares beneficially owned by an individual and the percentage ownership of that individual, shares of common stock, shares of non-voting common stock and shares underlying options held by that individual that are currently exercisable, or will become exercisable within 60 days from May 31, 2024, are deemed outstanding. In addition, shares underlying RSUs that will vest within 60 days from May 31, 2024 are deemed outstanding. Percentage of combined total voting power excludes our non-voting common stock, any shares of non-voting common stock underlying options held by that individual that are currently exercisable, or will become exercisable within 60 days from May 31, 2024, or any shares of non-voting common stock underlying RSUs that will vest within 60 days from May 31, 2024, as our non-voting common stock is non-voting.
(2)	AIGH Capital Management, LLC (“AIGH”) filed a Schedule 13G on September 29, 2023 reporting beneficial ownership, as of September 28, 2023, of the number of shares reflected in the above table. AIGH reported having sole voting power and sole dispositive power over 1,800,000 shares of common stock. The business address of AIGH is 6006 Berkeley Avenue, Baltimore, MD 21209.

Stock Ownership Guidelines  In 2012, the Board established stock ownership guidelines applicable to senior executives (including the NEOs) and non-employee directors in order to further align the interests of executives and directors with the interests of stockholders. These ownership guidelines provide that the subject persons should own common stock equal in value to a multiple of their annual salary (or, in the case of directors, their annual retainer) as follows:

Chief Executive Officer	4 times annual base salary
Executive Vice Presidents	2 times annual base salary
Senior Vice Presidents and other NEOs	1 times annual base salary
Non-employee members of the Board	4 times annual retainer

Covered persons are expected to hold the specified amount of stock within five years from the later of June 6, 2012 or the date they become subject to the ownership guidelines. Although, the Board has extended the amount of time in which covered persons will be expected to hold the specified amount of stock based on the recent low price of the Company’s stock, the Board is committed to increasing the stock ownership of the executive team and the non-employee members of the Board within the next several years. The Board will continue to monitor progress towards the achievement of the ownership guidelines.

Clawbacks  Prior to the Effective Date, it was the policy of the Company, to the extent determined to be appropriate by the Board, in their sole discretion, based on relevant facts and circumstances, in connection with any material restatement of any financial statements included in a filing by the Company with the SEC, because of noncompliance with financial reporting requirement under federal securities laws, to require its executive officers to repay to the Company, upon demand, any excess proceeds from any incentive compensation received by the executive officer. Alternatively, the Board could in their sole discretion may reduce the amount of future compensation, in accordance with applicable law, including, without limitation, any future salary, bonus or severance, or the future grant or vesting of any equity award, payable to any executive officer by an amount equal to the excess proceeds from incentive compensation received by the executive officer. Any repayment or reduction in future compensation pursuant to this policy is in addition to, and not in lieu of, any other relief available to the Company.

On the Effective Date, the Company adopted the Executive Officer Incentive Compensation Recoupment (Clawback) Policy in accordance with Rule 10D-1 of the Exchange Act (the “Clawback Policy”). The Clawback Policy applies to incentive-based compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure and requires the Company to recover Erroneously Awarded Compensation (as defined below) from covered executive officers in the event that the Company is required to prepare an Accounting Restatement (as defined below) (except in certain limited circumstances). Current and former covered executive officers of the Company are subject to the Clawback Policy regardless of whether such covered executive officers engaged in misconduct or otherwise caused or contributed to the requirement for an Accounting Restatement.

“Erroneously Awarded Compensation” means, in the event of an accounting restatement, the amount of incentive-based compensation previously received by covered executive officers that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in such accounting restatement, and must be computed without regard to any taxes paid by the relevant covered executive officer.

“Accounting Restatement” means an accounting restatement of the Company’s financial statements due to the Company’s material noncompliance with any financial reporting requirement under U.S. federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or to correct an error that is not material to the previously issued financial statements, but that would result in a material misstatement if the error were corrected or left uncorrected in the current period.

In connection with the Restatement, the Board expects to seek a recoupment of certain incentive compensation paid to certain former executive officers of the Company.

Anti-Hedging Policy  The Company’s insider trading policy prohibits officers and directors and employees designated by the Company’s executive officers as more likely to have access to material, nonpublic information (and their family members, including spouses, minor children, or any other family members living in the same household) from engaging in short sales of the Company’s common stock prohibited by Section 16 of the Exchange Act, i.e., sales of shares which the insider does not own at the time of sale, or sales of common stock against which the insider does not deliver the shares within 20 days after the sale involving the Company’s securities, including the Company’s common stock, options or warrants. The insider trading policy further directs officers, directors and employees designated by the Company’s executive officers as more likely to have access to material, nonpublic information (and their family members, including spouses, minor children, or any other family members living in the same household) to obtain clearance from the Company’s Audit Committee prior to buying or selling puts, calls, other derivative securities of the Company or any derivative securities that that provide the economic equivalent of ownership of any of the Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities or engage in any other hedging transaction with respect to the Company’s securities. Any request for approval of such a pledge by an insider must be submitted to the Audit Committee in writing at least two (2) weeks prior to the proposed execution of documents evidencing the proposed transaction. Any such request submitted by an insider will be considered by the Audit Committee on a case-by-case basis and, if permitted, shall be subject to all of the other restrictions set forth in the Company’s trading policy.

Anti-Pledging Policy  The Company’s insider trading policy also states that no insider may pledge Company securities as collateral for a loan (or modify an existing pledge) unless the pledge has been approved by the Audit Committee of the Board. Any request for approval of such a pledge by an insider must be submitted to the Audit Committee in writing at least two (2) weeks prior to the proposed execution of documents evidencing the proposed pledge. Any such request submitted by an insider will be considered by the Audit Committee on a case-by-case basis and, if permitted, shall be subject to all of the other restrictions set forth in the Company’s trading policy.

Compliance  The responsibilities and authority of the Compensation and Human Capital Committee are set forth in its charter, which is intended to set forth best practices for compensation. The members of the Compensation and Human Capital Committee are all “independent directors,” as defined under Nasdaq rules. Equity incentive awards are granted by the Compensation and Human Capital Committee in a manner that is intended to satisfy Rule 16b-3 under the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of March 31, 2023:

Number of
	Number of			securities
	securities to			remaining
	be issued			available for
	upon exercise	Weighted-average		future issuance
	of outstanding	exercise price of		under equity
	options and	outstanding		compensation
Plan category	rights	options and rights		plans
Equity Compensation Plans Approved by Securityholders	845,244	$197.54		984,411	(1)
Equity Compensation Plans Not Approved by Securityholders	—	—		—
Total	845,244	$197.54	(2)	984,411
(1)	These shares available for stock options, restricted stock, RSUs, PRSUs and other awards under the 2017 Plan.
(2)	The weighted-average exercise price does not take into account RSUs and PRSUs as there is no exercise price associated with RSUs and PRSUs.

Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan

In connection with Emergence, on November 30, 2023, the Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan (the “Incentive Plan”) was approved and adopted by the Board.  The Incentive Plan is intended to, among other things, (i) attract and retain the types of employees, consultants and directors who will contribute the Company’s long-term success, (ii) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company, and (iii) promote the success of the Company’s business. The Incentive Plan was not approved by the Company’s stockholders. All outstanding unvested equity awards outstanding under the Capstone Green Energy Corporation 2017 Equity Incentive Plan were cancelled on the Effective Date in accordance with the Plan.

The Incentive Plan is administered by the Compensation and Human Capital Committee or the Board.  No more than 3,000,000 shares of New Common Stock are available for the grant of awards under the Incentive Plan. The Company intends to issue equity awards to incentivize employees whose unvested equity awards were terminated in accordance with the Plan.

The aggregate value of awards granted during a single fiscal year to any non-employee director, together with any cash fees paid or to be paid to such non-employee director during the fiscal year and the value of awards granted to such non-employee director under any other equity compensation plan of the Company during the fiscal year, will not exceed a total value of $300,000.

The Board at any time, and from time to time, may amend or terminate the Incentive Plan.  However, (i) in some situations, no amendment shall be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy any applicable laws, and (ii) rights under any award granted before an amendment shall not be impaired by any amendment without the grantee’s written consent.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Audit Committee has adopted written policies and procedures regarding related party transactions. The policies and procedures require that the Audit Committee, whose members are all independent directors, review and approve all related party transactions. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, and a related person had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. A “related person” is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons. In determining whether to approve or ratify a related party transaction, the Audit Committee considers, among other factors, whether the related party transaction is on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related person’s interest in the transaction and, in the case of directors and officers, whether the provisions of Section 144 of the Delaware General Corporation Law have been met. Any director who is a related person with respect to a transaction under review may not participate in the discussion or approval of the transaction.

On May 20, 2022, the Company entered into a National Account Agreement (the “National Account Agreement”) with Capstone Engineered Solutions (“CES”), a corporation wholly owned by our former Chief Revenue Officer, Mr. Crouse. Under the terms of the National Account Agreement, CES is authorized to market, actively promote, and sell the Company’s products, parts, and services. The dollar value of this contract will depend on the amount of sales generated by CES. On May 20, 2022, the Company also entered into a Consulting Agreement with CES, whereby CES will provide certain engineering services to the Company on an as needed basis at a rate of $150 per hour. Additionally on May 10, 2022, the Company entered into an agreement with CES, whereby CES will provide general contract and installation services for one of the Company’s Energy as a Service projects for approximately $0.2 million. The aggregate amount paid to CES in Fiscal 2023 was $0.3 million.

Director Independence and Board Structure

The Board is committed to having a sound governance structure that promotes the best interests of all of the Company’s stockholders. To that end, the Board has evaluated and actively continues to examine emerging corporate governance trends and best practices. Stockholder perspectives play an important role in that process. The following are the key aspects of the Company’s governance structure:

●	The Board is predominantly independent. Of our seven directors, one (our President and Chief Executive Officer) is an employee of the Company. Further, the Board has affirmatively determined that all six of our other directors are independent under SEC and Nasdaq corporate governance rules, as applicable.
●	Our board committees are comprised exclusively of independent directors.
●	Our independent directors meet in executive session at every regularly scheduled board and committee meeting.
●	We have separated the roles of Chair of the Board and Chief Executive Officer. Our Chair focuses on board oversight responsibilities, strategic planning, setting board agendas and mentoring company officers, as well as facilitating communications between the Board and management. Mr. Flexon served as both Chairman and Interim President and Chief Executive Officer from August 22, 2023 until March 10, 2024, following the departure of our former President and Chief Executive Officer Darren Jamison and in order to lead the Company through its bankruptcy and financial restructuring.
●	Our Board is very active and our directors are engaged. As noted above, each of our directors attended more than 75% of the 2023 Fiscal Year board meetings and meetings of the committees on which such director served.

We believe our Board structure serves the interests of stockholders by balancing board continuity and the promotion of long-term thinking with the need for director accountability.

Item 14. Principal Accounting Firm Fees and Services.

The table below provides information concerning fees for services rendered by our current principal independent registered public accounting firm, Marcum, for the audit of our annual consolidated financial statements for the fiscal years ended March 31, 2023 and March 31, 2022. All fees described below were pre-approved by the Audit Committee.

	Amount of Fees
Description of Fees	2023	2022
Audit Fees	$1,312,735	$424,784
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,312,735	$424,784

Audit Fees  These fees were primarily for professional services rendered by Marcum in connection with the audit of the Company’s consolidated annual financial statements and reviews of the interim condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the first three fiscal quarters of the 2023 Fiscal Year and the 2022 Fiscal Year, respectively. The fees also relate to Marcum’s comfort letters and consents related to SEC filings. Finally, of the total amount for Fiscal 2023, $406,850 pertained to fees incurred in connection with the restatement of our March 31, 2022 and 2021 consolidated annual financial statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. and 2. Financial statements and financial statement schedule

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Capstone Green Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Green Energy Corporation (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Reserves

Description of Matter

The Company’s gross inventory and inventory reserve totaled approximately $42.9 million and $2.5 million as of March 31, 2023, respectively. In addition, approximately $3.1 million of inventory was classified as long-term on the Company’s consolidated balance sheet. As described in Note 2 to the consolidated financial statements, management values inventories at the lower of cost (determined on a first-in-first-out basis) or net realizable value and estimates a potential reserve for obsolete or slow-moving goods. In determining this estimate, the Company will both (a) perform a monthly analysis to compare the previous 36-month usage of its inventory to the current quantities on hand and (b) judgmentally review their reserve estimate for any non-recurring adjustments that may be necessary based on their knowledge of the business. Changes in the assumptions used could have a significant impact on the valuation of inventory.

The principal considerations for our determination that performing procedures relating to the inventory reserve is a critical audit matter are (i) the significant judgement required by management when determining the estimate for the inventory reserve; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate and significant assumptions related to the inventory reserve.

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	Evaluated the design and implementation of the Company’s information technology (“IT”) general controls pertaining to relevant applications used by the Company in reviewing its inventory usage and determining an appropriate inventory reserve;
●	Obtained an understanding of the Company’s financial reporting processes in place in order to estimate the inventory reserve;
●	Compared the assumptions made by management in evaluating its-slow moving or obsolete goods to prior years to ensure such estimates and policies have remained consistent;
●	Tested management’s calculation and significant assumptions made in determining its current year inventory reserve, which included substantively testing the inventory usage and movement used in such calculations;
●	Performed an independent sensitivity analysis to determine whether or not material differences in the reserve existed if management was to use a different look-back time period in their reserve calculation; and
●	Performed a retrospective analysis of the Company’s reserve by comparing the Company’s unreserved quantities in prior periods to the actual current period usage and movement.

Revenue Recognition – Bill and Hold Transactions

Description of Matter

The Company’s revenues totaled approximately $73.9 million for the year ended March 31, 2023. During the year ended March 31, 2023, the Company utilized third-party warehouses in the normal course of business to store customer-ordered equipment for various periods of time until such customers we ready to take delivery of the equipment.  Such transactions, which are commonly referred to as Bill-and-Hold transactions, required the Company to evaluate whether or not revenue is properly recognized in connection with the ASC 606.  The Company has historically failed to properly identify and apply the appropriate guidance under ASC 606 to such transactions, which has resulted in the identification of material weaknesses in internal controls over financial reporting.

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

Factory Protection Plan Liability

Description of Matter

The Company’s factory protection plan (“FPP”) liability as of March 31, 2023 was $10.8 million. The Company accounts for the costs of such factory protection plans at the time the customer orders the spare part. The Company has historically failed to properly identify and apply the appropriate accounting guidance to such transactions, which has resulted in the identification of material weaknesses in internal controls over financial reporting.

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

Los Angeles, CA

June 12, 2024

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$12,839	$22,559
Accounts receivable, net of allowances of $4,813 at March 31, 2023 and $586 at March 31, 2022	7,102	15,894
Inventories, net	37,328	30,167
Prepaid expenses and other current assets	7,447	5,519
Total current assets	64,716	74,139
Property, plant, equipment and rental assets, net	24,275	17,792
Finance lease right-of-use assets	4,529	246
Operating lease right-of-use assets	8,808	5,959
Non-current portion of inventories	3,112	1,680
Other assets	2,591	2,676
Total assets	$108,031	$102,492
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$30,290	$25,130
Accrued salaries and wages	1,223	1,147
Accrued warranty reserve	1,576	1,483
Deferred revenue	23,372	14,835
Finance lease liability, current	773	89
Operating lease liability, current	2,492	586
Factory protection plan liability	10,844	9,170
Term note payable	50,983	50,949
Total current liabilities	121,553	103,389
Deferred revenue, non-current	817	981
Finance lease liability, non-current	2,903	190
Operating lease liability, non-current	6,588	5,619
Other non-current liabilities	265	—
Total liabilities	132,126	110,179
Commitments and contingencies (Note 13)
Stockholders’ (Deficiency) Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 18,511,555 shares issued and 18,394,541 shares outstanding at March 31, 2023; 15,398,368 shares issued and 15,296,735 shares outstanding at March 31, 2022	18	15
Additional paid-in capital	955,228	946,969
Accumulated deficit	(977,202)	(952,583)
Treasury stock, at cost; 117,014 shares at March 31, 2023 and 101,633 shares at March 31, 2022	(2,139)	(2,088)
Total stockholders’ (deficiency) equity	(24,095)	(7,687)
Total liabilities and stockholders' (deficiency) equity	$108,031	$102,492

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended March 31,
	2023	2022

Revenue, net:
Product and accessories	$35,033	$32,720
Parts, service and rentals	38,849	31,244
Total revenue, net	73,882	63,964
Cost of goods sold:
Product and accessories	39,938	37,106
Parts, service and rentals	24,880	21,217
Total cost of goods sold	64,818	58,323
Gross profit	9,064	5,641
Operating expenses:
Research and development	2,376	3,359
Selling, general and administrative	25,148	22,242
Total operating expenses	27,524	25,601
Loss from operations	(18,460)	(19,960)
Other income (expense)	(33)	642
Interest income	141	21
Interest expense	(6,163)	(5,004)
Gain on debt extinguishment	—	1,950
Loss before provision for income taxes	(24,515)	(22,351)
Provision for income taxes	7	19
Net loss	(24,522)	(22,370)
Less: Deemed dividend on purchase warrant for common shares	97	—
Net loss attributable to common stockholders	$(24,619)	$(22,370)

Net loss per common share attributable to common stockholders—basic and diluted	$(1.43)	$(1.52)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	17,206	14,727

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficiency)
Balance, April 1, 2021	12,898,144	$13	$934,381	$(930,213)	73,954	$(1,949)	$2,232
Purchase of treasury stock	—	—	—	—	27,679	(139)	(139)
Vested restricted stock awards	124,184	—	100	—	—	—	100
Stock-based compensation	—	—	1,245	—	—	—	1,245
Stock awards to Board of Directors	70,260	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	2,305,780	2	11,243	—	—	—	11,245
Net loss	—	—	—	(22,370)	—	—	(22,370)
Balance, March 31, 2022	15,398,368	15	946,969	(952,583)	101,633	(2,088)	(7,687)
Purchase of treasury stock	—	—	—	—	15,381	(51)	(51)
Vested restricted stock awards	124,104	—	52	—	—	—	52
Stock-based compensation	—	—	863	—	—	—	863
Stock awards to Board of Directors	54,585	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	2,934,498	3	7,247	—	—	—	7,250
Deemed dividend on purchase warrant for common shares	—	—	97	(97)	—	—	—
Net loss	—	—	—	(24,522)	—	—	(24,522)
Balance, March 31, 2023	18,511,555	$18	$955,228	$(977,202)	117,014	$(2,139)	$(24,095)

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(24,522)	$(22,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,177	1,915
Amortization of financing costs and discounts	68	35
Amortization of right-of-use assets	1,330	657
(Gain) loss on debt extinguishment	—	(1,950)
Bad debt expense (recovery)	4,277	391
Inventory provision	961	791
Provision for warranty expenses	592	646
Stock-based compensation	863	1,245
Changes in operating assets and liabilities:
Accounts receivable	4,060	(3,383)
Inventories	(11,521)	(9,105)
Prepaid expenses, other current assets and other assets	(1,210)	164
Accounts payable and accrued expenses	5,660	5,098
Operating lease liability	(1,304)	(613)
Accrued salaries and wages and long-term liabilities	77	(743)
Accrued warranty reserve	(499)	(5,013)
Deferred revenue	8,373	3,229
Factory protection plan liability	1,674	1,508
Net cash used in operating activities	(7,944)	(27,498)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(8,222)	(9,924)
Net cash used in investing activities	(8,222)	(9,924)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(804)	(685)
Cash used in employee stock-based transactions	(52)	(138)
Net proceeds from issuance of common stock and warrants	7,302	11,271
Net cash provided by financing activities	6,446	10,448
Net (decrease) in Cash and Cash Equivalents	(9,720)	(26,974)
Cash and Cash Equivalents, Beginning of Period	22,559	49,533
Cash and Cash Equivalents, End of Period	$12,839	$22,559
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,701	$5,095
Income taxes	$13	$20
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$29	$264
Renewal of insurance contracts financed by notes payable	$665	$567
Issuance of common stock for services to be received	$—	$75
Deemed dividend	$97	$—
Right-of-use assets obtained in exchange for lease obligations	$8,170	$—
Rental assets capitalized from inventory	$1,687	$—

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Basis of Presentation

Capstone Green Energy Corporation (“Capstone”, “We” or the “Company”) is a provider of customized microgrid solutions, on-site resilient green Energy as a Service (EaaS) solutions, and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. In April 2021, we added additional products to our portfolio and shifted our focus to four key business lines. Our Energy Conversion Products business lines is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions, including hybrid energy systems and larger frame industrial turbines. Through our Energy-as-a-Service business line, we offer rental solutions utilizing our microturbine energy systems and battery storage systems, comprehensive factory protection plan service contracts that guarantee life-cycle costs, as well as aftermarket spare parts. Our two emerging business lines are Energy Storage Products and Hydrogen Energy Solutions. Our Energy Storage Products business line designs and installs microgrid storage systems, creating customized solutions using a combination of battery technologies and monitoring software. Through our Hydrogen Energy Solutions business line, we offer customers a variety of hydrogen products, including the Company’s microturbine energy systems. Because these are new offerings, Energy Storage Products and Hydrogen Energy Solutions revenue has been immaterial to date.  The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable  Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and other accounts receivable allowances. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required. Accounts receivable that is expected to be received past 12 months are recorded as non-current accounts receivable. The Company has determined any financing component of non-current receivables to be immaterial. Changes in the accounts receivable allowances are as follows (in thousands):

Balance, March 31, 2021	$197
Additions charged to expenses	391
Bad debt write-off	(2)
Balance, March 31, 2022	$586
Additions charged to expenses	4,277
Bad debt write-off	(50)
Balance, March 31, 2023	$4,813

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

Long-Lived Assets  The Company reviews the recoverability of long-lived assets, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company may be required to record a write-down, which is determined based on the difference between the carrying value of the assets and their estimated fair value. The Company performed an analysis as of March 31, 2023 and determined that no impairment was necessary. See Note 5—Intangible Assets.

Deferred Revenue  Deferred revenue consists of deferred product and service revenue and customer deposits. Deferred revenue will be recognized when earned in accordance with the Company’s revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

Revenue The Company derives its revenues primarily from the sale of microturbine products, accessories, parts, equipment rentals and services.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Microturbine Products The Company recognizes revenue when the performance obligation identified under the terms of the contract with its customer is satisfied, which generally occurs, for microturbine products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with a microturbine product is recognized at a point in time when the microturbine product is shipped to the customer. On occasion, the Company enters into bill-and-hold arrangements. Each bill-and-hold arrangement is reviewed and revenue is recognized only when certain criteria have been met: (i) the reason for the bill-and-hold arrangement is substantive; (ii) the product is segregated from the Company’s other inventory items held for sale; (iii) the product is ready for shipment to the customer; and (iv) the Company does not have the ability to use the product or direct it to another customer.

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

Factory Protection Plan In addition to the provision of standard warranties, the Company offers comprehensive Factory Protection Plans (“FPP”) to minimize product downtime and guarantee maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the 30-day, noncancellable FPP contract period with automatic renewals for 5, 10, 15, or 20 years under ASC 606. The related costs are accrued at the time a customer submits an order for a replacement part to reflect the Company’s obligation. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation. The provision is periodically adjusted to reflect actual experience. FPP contracts typically go into effect once the standard warranty expires. The current carrying amount of the liability is $10.8 million.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company allocates the transaction price to each performance obligation on a relative stand-alone selling price (“SSP”) basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.

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

The labor reimbursement is separate and distinct from the parts offering; therefore the Company allocates a portion of the transaction price to the labor reimbursement based on SSP. The Company applies judgment in determining the SSP as the labor reimbursement is not sold separately. The Company will recognize a liability at the inception of the executed FPP agreement for the premium received in advance for the Labor offering. Income will be recognized on a net, straight-line basis with labor reimbursement costs recognized when incurred.

Research and Development (“R&D”)  The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred in the Company’s statement of operations. There were no offsets to R&D during Fiscal 2023 and 2022.

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

Risk Concentrations  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At March 31, 2023, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $12.1 million as of March 31, 2023. The Company places its cash and cash equivalents with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to E-Finity Distributed Generation, LLC (“E-Finity”) and RSP Systems accounted for 12% and 11%, respectively, of the Company’s revenue for Fiscal 2023. Sales to E-Finity accounted for 18% of the Company’s revenue for Fiscal 2022. Additionally, E-Finity accounted for 12% of net accounts receivable as of March 31, 2023, and E-Finity and Radian Oil & Gas Services Co. accounted for 28% and 14% of net accounts receivable as of March 31, 2022, respectively.

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

Net Loss Per Common Share  Basic loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments antidilutive. Outstanding stock options and restricted stock units at March 31, 2023 and 2022 were 0.8 million and 0.6 million, respectively. As of March 31, 2023 and 2022, the number of warrants excluded from diluted net loss per common share computations was approximately 3.8 million and 0.8 million, respectively.

Stock-Based Compensation  Options or stock awards are recorded at their estimated fair value at the measurement date. The Company recognizes compensation cost for options and stock awards that have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Leases Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term or life of the asset based on the classification of the lease. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of twelve months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Going Concern  In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2023 consolidated financial statements. The Company incurred a net loss of $24.5 million and used cash from operating activities of $7.9 million during Fiscal 2023. As of March 31, 2023, the Company had cash and cash equivalents of $12.8 million, and outstanding debt of $51.0 million at fair value.

We reduced our outstanding debt via proceedings in U.S. Chapter 11 Bankruptcy Court. On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws, as further discussed in Note 17–Subsequent Events in the Notes to Consolidated Financial Statements. The Company emerged from Bankruptcy on December 7, 2023, and affected the financial and organizational restructuring.

Given our current cash position, lack of liquidity, limits to accessing capital and debt funding options, the economic and market risk of the forecast, there is substantial doubt regarding the Company’s ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of our Fiscal 2023 financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service. Following is the geographic revenue information based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2023	2022
United States	$45,071	$30,269
Mexico	2,990	3,706
All other North America	1,412	600
Total North America	49,473	34,575
Russia	3,045	3,381
All other Europe	11,553	10,872
Total Europe	14,598	14,253
Asia	3,251	5,978
Australia	2,840	4,195
All other	3,720	4,963
Total Revenue	$73,882	$63,964

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended March 31,
	2023	2022
C30	$383	$1,101
C65	12,021	8,763
C200	4,035	3,213
C400	321	1,555
C600	4,361	5,344
C800	—	4,935
C1000	12,075	6,456
Microturbine Products	$33,196	$31,367
Accessories	1,837	1,353
Total Product and Accessories	35,033	32,720
Parts and Service	30,684	28,475
Rentals	8,165	2,769
Total Revenue	$73,882	$63,964

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016-13 for Smaller Reporting Companies (“SRCs”) as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

On April 1, 2023, the Company adopted Financial Instruments—Credit Losses (Topic 326). The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The adoption did not have a material impact on its financial statements.

Management considers the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed were assessed and determined by management to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.

3. Inventories

Inventories are valued at the lower of cost (determined on a FIFO basis) or net realizable value and consisted of the following (in thousands):

	March 31,	March 31,
	2023	2022
Raw materials	$29,222	$20,071
Finished goods	13,695	13,637
Total	42,917	33,708
Less: inventory reserve	(2,477)	(1,861)
Less: non-current portion	(3,112)	(1,680)
Total inventory, net-current portion	$37,328	$30,167

The non-current portion of inventories represents that portion of the inventories in excess of amounts expected to be used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of March 31, 2023 and 2022 were 0.9 years and 1.2 years, respectively. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2023 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,469
25 to 36 months	1,643
Total	$3,112

4. Property, Plant and Equipment

Property, plant, equipment and rental assets consisted of the following (in thousands):

	March 31,	March 31,
	2023	2022
Machinery, equipment, automobiles and furniture	$14,760	$15,945
Leasehold improvements	8,868	8,848
Molds and tooling	3,516	3,469
Rental assets	26,868	16,751
	54,012	45,013
Less: accumulated depreciation	(29,737)	(27,221)
Total property, plant, equipment and rental assets, net	$24,275	$17,792

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $3.2 million and $1.8 million for Fiscal 2023 and 2022, respectively.

5. Intangible Assets

Intangible assets, net of amortization include intellectual property such as manufacturing licenses providing the Company with the ability to manufacture recuperator cores previously purchased from Solar Turbines Incorporated (“Solar”) and were fully amortized as of March 31, 2023 and March 31, 2022. The Company is required to pay a per-unit royalty fee over a seventeen-year period for cores manufactured and sold by the Company using the technology. Royalties of approximately $23,100 and $22,600 were earned by Solar for Fiscal 2023 and 2022, respectively. Earned royalties of approximately $99,500 and $76,400 were unpaid as of March 31, 2023 and 2022, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.

Amortization expense for the intangible assets was zero and $0.1 million for Fiscal 2023 and 2022, respectively.

6. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and adjusts the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve consisted of the following (in thousands):

	March 31,	March 31,
	2023	2022
Balance, beginning of the period	$1,483	$5,850
Standard warranty provision	592	646
Deductions for warranty claims	(499)	(5,013)
Balance, end of the period	$1,576	$1,483

During the fourth quarter of Fiscal 2021, the Company recorded a specific $4.9 million accrual related to a reliability repair program to account for the replacement of remaining high-risk failure parts in some of the Company’s fielded units due to a supplier defect. As of March 31, 2023, the accrual related to this reliability repair program was zero as the Company has determined it replaced a sufficient quantity of high-risk failure parts in its fielded units under this reliability repair program and that it should be terminated.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Revenue Recognition

The following table presents disaggregated revenue by business group (in thousands):

	Year Ended March 31,
	2023	2022
Microturbine Products	$33,196	$31,367
Accessories	1,837	1,353
Total Product and Accessories	35,033	32,720
Parts and Service (1)	30,684	28,475
Rentals	8,165	2,769
Total Revenue	$73,882	$63,964

(1)	$0.4 million and $0.3 million of parts and service revenue reported were non-ASC-606 revenue related to the labor reimbursement of FPP contracts as of March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the balance of deferred revenue was approximately $24.2 million compared to $15.8 million as of March 31, 2022. This overall increase in the balance of deferred revenue of $8.4 million during Fiscal 2023 was comprised of increases in deferred revenue attributable to deposits of $8.4 million and FPP contracts of $0.3 million, offset by a decrease in deferred revenue attributable to Distributor Support System (“DSS program”) of $0.3 million. Changes in deferred revenue are as follows (in thousands):

	March 31,	March 31,
	2023	2022
Opening balance, beginning of the period	$15,816	$12,587
Closing balance, end of the period	$24,189	$15,816
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$13,026	$11,303

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s agreements. FPP agreements are generally paid quarterly in advance with revenue recognized on a straight-line basis over the contract period. The DSS program provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geography and market vertical. This program is funded by the Company’s distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and provide funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight-line basis over a calendar year period. Deposits are primarily non-refundable cash payments from distributors for future orders.

As of March 31, 2023, approximately $4.9 million of revenue is expected to be recognized from remaining performance obligations for FPP service contracts. The Company expects to recognize revenue on approximately $4.1 million of these remaining performance obligations over the next 12 months and the balance of $0.8 million will be recognized thereafter.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

Loss before provision for income taxes consisted of the following for the years ended March 31, 2023 and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
United States	$(24,560)	$(22,391)
Foreign	45	40
Loss before provision for income taxes	$(24,515)	$(22,351)

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax return. The provision for current income taxes was $7,000 and $19,000 for the years ended March 31, 2023 and March 31, 2022, respectively. The current income taxes were related to state income and foreign taxes. The Company did not have current federal income taxes for the fiscal years ended March 31, 2023 and March 31, 2022.

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax (benefit) expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2023	2022
Federal income tax benefit at the statutory rate	$(5,148)	$(4,694)
State taxes, net of federal effect	(1,837)	(714)
Foreign taxes	—	5
Expiring NOLs and tax credits	10,156	11,028
Impact of state rate change	107	(142)
Valuation allowance	(3,532)	(5,552)
Shortfall in tax benefit—stock compensation	262	75
True-up	(5)	—
Other	4	13
Income tax expense	$7	$19

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2023 and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Deferred tax assets:
Inventories	$3,456	$2,194
Warranty reserve	3,140	2,513
Bad debt reserve	1,217	199
Deferred revenue	2,385	2,284
Net operating loss (“NOL”) carryforwards	126,180	130,928
Tax credit carryforwards	12,686	13,370
Depreciation, amortization and impairment loss	496	—
Lease liability	2,113	1,464
Interest limitation	6,330	4,655
Other	1,279	1,095
Deferred tax assets	159,282	158,702
Valuation allowance for deferred tax assets	(153,171)	(156,702)
Deferred tax assets, net of valuation allowance	6,111	2,000
Deferred tax liabilities:
Depreciation, amortization and impairment loss	(3,998)	(594)
Right of use assets	(2,113)	(1,406)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for fiscal years ended March 31, 2023 and 2022 was $3.5 million and $5.5 million, respectively.

The Company’s NOL and tax credit carryforwards for federal and state income tax purposes at March 31, 2023 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL generated before April 1, 2018	$449,151	2023 - 2038
Federal NOL generated after March 31, 2018	$89,643	Indefinite
State NOL	$185,650	2025 - 2039
Federal tax credit carryforwards	$5,029	2023 - 2038
State tax credit carryforwards	$9,692	Indefinite

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

Accounting Standards Codification (“ASC”) 740, Income Taxes clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on management’s evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2023 and 2022 was $1.9 million. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2023 or March 31, 2022. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2023 and 2022 was $1.9 million. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty as to future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2023 and 2022 was $5.0 million and $9.7 million, and $5.7 million and $9.7 million, respectively.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2021	$1,946
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(48)
Balance at March 31, 2022	$1,898
Gross increase related to prior year tax positions	—
Gross increase related to current year tax positions	—
Lapse of statute of limitations	(42)
Balance at March 31, 2023	$1,856

The Company does not expect a material change to its unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2017. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2023. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statements of operations.

9. Stockholders’ Equity (Deficiency)

The following table summarizes, by consolidated statements of operations line item, stock-based compensation expense (in thousands):

	Year Ended
	March 31,
	2023	2022
Cost of goods sold	$37	$109
Research and development	97	79
Selling, general and administrative	729	1,057
Stock-based compensation expense	$863	$1,245

2000 and 2017 Equity Incentive Plans

In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Green Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan initially provided for awards of up to 300,000 shares of Common Stock. The 2017 Plan is administered by the Compensation and Human Capital Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Board adopted an amendment to the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 300,000 shares of Common Stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018. Since this time, the Company’s stockholders have approved amendments to increase the aggregate number of shares authorized for issuance under the 2017 Plan by an additional 2,200,000 shares of Common Stock, including, most recently, on June 7, 2022, the Board adopted Amendment No. 6 (the

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Plan Amendment”) of the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 600,000 shares of Common Stock. The Plan amendment was approved by the Company’s stockholders at the 2022 annual meeting of stockholders on September 12, 2022.

As of March 31, 2023, there were 984,411 shares available for future grants under the 2017 Plan.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan, to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two year vesting, 100% vests on the second year anniversary. For restricted stock units with three year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during Fiscal 2023:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2022	591,805	$5.66
Granted	646,814	2.04
Vested and issued	(179,471)	5.76
Forfeited	(216,517)	4.54
Non-vested restricted stock units outstanding at March 31, 2023	842,631	3.13
Restricted stock units expected to vest beyond March 31, 2023	842,631	$3.13

The following table provides additional information on restricted stock units and performance restricted stock units:

	Year Ended March 31,
	2023	2022
Restricted stock compensation expense (in thousands)	$863	$1,245
Aggregate fair value of restricted stock units vested and issued (in thousands)	$477	$936
Weighted average grant date fair value of restricted stock units granted during the period	$2.29	$5.40

As of March 31, 2023, there was approximately $1.6 million of total compensation cost related to unvested restricted stock units that is expected to be recognized as expense over a weighted average period of 2.1 years.

The Company’s PRSU activity is included in the above restricted stock unit tables. The PRSU program has a three-year performance measurement period. The performance measurement occurs in the third year (for a three-year grant) following the grant date. The program is intended to have overlapping performance measurement periods (e.g., a new three-year cycle begins each year on April 1), subject to Compensation Committee approval. The overall performance at the end of the three-year period will be defined as the average of the yearly goals to determine the payout. Overall performance and payout at the end of the three-year period will be defined as the average of the three annual goals achievement. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives.

During Fiscal 2023, the Company granted 72,412 PRSUs with a three-year performance measurement and the criteria measured by the Company’s aftermarket sales absorption. During Fiscal 2022, the Company granted 35,986 PRSUs

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with a third-year performance measurement and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption. The target PRSU awards for each participant, will be paid upon achievement of the target level of performance for cash flow from operations and aftermarket sale absorption, taking into account the applicable weighing for the individual metric. Achievement of a performance goal at the threshold level will result in a payment that is 50% of the target PRSU award. Achievement of a performance goal at the maximum level will result in a payment that is 150% of the target PRSU award. The Compensation Committee will use an interpolation table that weighs performance between levels for determining the portion of the Target PRSU that is earned.

The weighted average per share grant date fair value of PRSUs granted during Fiscal 2023 and 2022 was $3.80 and $8.39, respectively. Based on the Company’s assessment as of March 31, 2023, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during Fiscal 2023 and 2022. Compensation expense is recognized over the corresponding requisite service period and will be adjusted in subsequent reporting periods if the Company’s assessment of the probable level of achievement of the performance goals change. The Company will continue to assess the likelihood of the PRSU threshold being met until the end of the applicable performance period.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Warrants

Goldman Warrant

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and expired on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $2.3 million, and has been classified as an equity instrument in additional paid in capital in the Company’s condensed consolidated balance sheets. As of March 31, 2023, the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 shares.

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

On October 1, 2020, and pursuant to the Company’s entry into the A&R Note Purchase Agreement, the Company sold to the Warrant Holder the 2020 Warrant to purchase up to 291,295 shares (the “2020 Warrant Shares”) of the Company’s Common Stock. The 2020 Warrant was sold to the Warrant Holder at a purchase price of $10,000, in a private placement exempt from registration under the Securities Act. The 2020 Warrant may be exercised by the Warrant Holder at any time after October 1, 2020 at an exercise price equal to $4.76 and expired on February 4, 2024. The Warrant contains standard adjustment provisions in the event of additional stock issuances below the exercise price of the warrant, stock splits, combinations, rights offerings and similar transactions. The value of the Warrant was $0.8 million, and has been classified as an equity instrument in additional paid in capital in the Company’s consolidated balance sheets.  The value of the Warrant was determined using the Black-Scholes Option Pricing model using the following assumptions:

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of March 31, 2023, there were 75,000 Series D warrants outstanding.

August 2022 Warrants

On August 24, 2022, the Company issued 2,934,498 of common stock warrants with an exercise price of $2.75 in conjunction with the Lake Street Offering.

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

On February 17, 2021 and April 1, 2021, the Company issued 105,933 and 9,541 shares of the Company’s Common Stock, under a sponsorship agreement and an investor relations consulting agreement, respectively to vendors. The prepaid marketing cost amortization associated with the Common Stock issued were $1.0 million during Fiscal 2022, and were included in selling, general and administrative expense in the Consolidated Statements of Operations. As of March 31, 2023, there are no amounts remaining in prepaid marketing cost, prepaid expenses and other current assets in the Consolidated Balance Sheets related to the value of shares issued under the sponsorship agreement and investor relations consulting agreement.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

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

	As of		As of
	March 31, 2023		March 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,983	$51,000	$50,949	$51,000

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

On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, certain of its subsidiaries as guarantors, the Collateral Agent and various purchasers party thereto. Under the A&R Note Purchase Agreement, the Company issued an

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional $20 million in Notes, increasing total borrowings to $50.0 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, September 1, 2024. As of March 31, 2023, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles.

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

On May 12, 2021, the Company and the collateral agent, entered into a First Amendment (the “Amendment”), to the A&R Note Purchase Agreement.  The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9.0 million to $12.2 million for the period from May 12, 2021 to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, the Company was not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, the Company was in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 the Company entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that the Company uses its commercially reasonable best efforts to raise at least $10 million through a sale of its common stock by September 14, 2022 and refinance the Notes by October 1, 2022.

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

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the Company’s restated earnings, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement. The breach required a change in classification of the term note payable to a current liability on our consolidated balance sheet resulting in a liquidity issue for the Company (see Note 17–Subsequent Events in the Notes to the Consolidated Financial Statements for further discussion of the outstanding debt and the post emergence financing).

The Notes have been recorded net of a discount based on the debt issuance costs totaling $0.1 million. Amortization of the debt discount and debt issuance costs was $34,000 for both Fiscal 2023 and 2022, based on an effective interest rate, and has been recorded as interest expense in the consolidated statements of operations.

Interest expense related to the Notes payable during Fiscal 2023 and 2022 was $6.2 million and $5.0 million, respectively, and includes $34,000 in amortization of debt issuance costs in both periods.

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

In February 2021, the Company applied for forgiveness of the PPP Loan, and the loan was forgiven in full on June 30, 2021 (see “Gain and Loss on Extinguishment of Debt” below).

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

12. Leases

Lessor

The Company rents microturbine equipment to our customer  for twelve to thirty six months with an extension option, which may impact the lease term.  Monthly rental payments are fixed; however, the leases may include variable payments for fuel, excess labor, additional equipment, or technician labor and engineering support. As further described below, the Company rents certain microturbine equipment back from customers and subleases this equipment to end users as a part of its Energy-as-a-Service business.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2023, the Company’s minimum rental revenue to be received under operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2024	$1,756
2025	1,756
2026	466
2027	—
2028	—
Thereafter	—
Total minimum rental revenue	$3,978

 Lessee

The Company leases facilities and equipment under various non-cancelable operating and finance leases expiring at various times through Fiscal 2037. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Lease expense is recognized on a straight-line basis over the term of the lease, which may include extension periods.

During Fiscal 2023, the Company entered into several rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. These rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and they are therefore not included in the determination of the lease term. These agreements totaled approximately 9.8 MW of microturbines and have an average term of 36 months, and a total commitment value of approximately $8.9 million.

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
	2023	2022
Finance lease costs (1)	$697	$80
Operating lease costs	2,291	1,157
Total lease costs	$2,988	$1,237
(1)	Interest expense is included in finance lease costs.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to the leases was as follows (in thousands):

	March 31, 2023	March 31, 2022
Finance lease right-of-use assets	$4,529	$246
Operating lease right-of-use assets	8,808	5,959
Total right-of-use assets	$13,337	$6,205

Finance lease liability, current	$773	$89
Operating lease liability, current	2,492	586
Finance lease liability, non-current	2,903	190
Operating lease liability, non-current	6,588	5,619
Total lease liabilities	$12,756	$6,484

Finance leases:
Weighted average remaining lease life	2.27 years	3.49 years
Weighted average discount rate	13.00%	5.00%
Operating leases:
Weighted average remaining lease life	4.86 years	8.35 years
Weighted average discount rate	12.00%	12.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$803	$92
Operating cash flows from finance leases	$45	$17
Operating cash flows from operating leases	$2,258	$1,106
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$3,991	$—
Operating leases	$4,179	$1,877

Other supplemental operating lease information consists of the following:

At March 31, 2023, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2024	$1,017	$3,477
2025	1,017	3,424
2026	1,963	2,412
2027	—	255
2028	—	256
Thereafter	—	2,138
Total lease payments	$3,997	$11,962
Less: imputed interest	(321)	(2,882)
Present value of lease liabilities	$3,676	$9,080

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies

Purchase Commitments

As of March 31, 2023, the Company had firm commitments to purchase inventories of approximately $54.2 million through Fiscal 2026. Certain inventory delivery dates and related payments are not scheduled; therefore amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2023, no significant inventories were held at distributors.

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint that would add, among other things, a claim for enforcement of a guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) is now on file. All of the new defendants have been served and have filed answers. The Company has not recorded any liability as of March 31, 2023 as the matter is too early to estimate.

As of March 31, 2023, discovery had been served and answered on both sides. On May 17, 2024, the trial was set for July 29, 2024; and the court ordered the parties to mediate the matter by June 19, 2024.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced the Revenue Recognition Investigation into

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters, and self-reported its findings to the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) upon the conclusion of the Revenue Recognition Investigation. Following the self-report, The SEC Enforcement Division has commenced an investigation into the circumstances surrounding the Restatement (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to the FPP Investigation to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature may be costly and require management to devote significant time and attention away from the ongoing operation of the business.  The Company cannot predict the duration or outcome of this matter.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a distributor of the Company, submitted a demand for arbitration before the American Arbitration Association seeking, among other things, approximately $24.5 million in damages and alleging that the Company breached its distributor agreement with Cal Microturbine and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the distribution agreement. The parties are in the process of selecting the arbitration panel. The matter is in its preliminary stages with no hearing date set as of the date hereof. The Company cannot estimate the outcome and will fight this claim vigorously.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements regarding, and allegedly inadequate disclosure surrounding, the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021 and September 22, 2023 and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Company may incur significant legal expenses in defending the legal matters described above during the pendency of these matters, and in connection with any other potential legal matters, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations. The Company anticipates these legal fees to not exceed the insurance deductible of $1.2 million.

14. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board. The Company has been matching 50 cents on the dollar up to 6% of the employee’s contributions since February 2019. Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.2 million and $0.3 million for Fiscal 2023 and 2022, respectively.

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

	March 31,	March 31,
	2023	2022
Other current assets	$124	$124
Other assets	2,381	2,506
Royalty-related assets	$2,505	$2,630

16. Restatement of Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by the Company on September 22, 2023 with the SEC, the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the fiscal year ended March 31, 2022, and each of the interim financial statements for the quarterly periods in 2023, 2022, and 2021 included in its Quarterly Reports on Form 10-Q (collectively, the “Restated Periods”), should no longer be relied upon and a restatement is required for these previously issued consolidated financial statements.

In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company has restated herein the unaudited financial information for the quarterly periods ended June 30, 2022, September 30, 2022, and December 31, 2022.

The categories of misstatements and their impact on the Company’s previously issued consolidated financial statements are described in more detail below.

Restatement of Previously Issued Consolidated Financial Statements

In connection with the restatement, the Company restated the consolidated financial statements as of and for the years ended March 31, 2022 and March 31, 2021, as well as the relevant unaudited quarterly financial information for the quarterly periods ended June 30, 2021, September 30, 2021, December 31, 2021, June 30, 2020, September 30, 2020, and December 31, 2020 in its 2022 Annual Report, as amended, on Form 10-K/A, filed with the SEC on June 12, 2024.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description of Misstatements

The following includes descriptions of the significant adjustments to the Company’s financial position and results of operations from previously reported consolidated financial statements.

Revenue Recognition of Bill-and-Hold Arrangements (“Bill and Hold”) The Company previously recognized revenue related to the sale of products, parts, and accessories at the point of shipment. In certain circumstances, the Company recognized revenue when the order is shipped to an in-transit warehouse where it is held until it is shipped to the customer. Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue recognized under bill-and-hold arrangements is required to meet specific criteria including: (i) the reason for the bill-and-hold arrangement is substantive, (ii) the product is segregated from the Company’s other inventory items held for sale, (iii) the product is ready for shipment to the customer, and (iv) the Company does not have the ability to use the product or direct it to another customer. As the Company’s previous revenue recognition policy did not correctly apply the required criteria to recognize revenue related to bill-and-hold arrangements, the Company concluded certain revenue related to bill-and-hold arrangements was prematurely recognized. The Company has since revised the revenue recognition policy, and related internal controls, to properly consider the required bill-and-hold criteria.

Some of previously recognized revenue that did not meet the bill-and-hold criteria, related to products, parts, and accessories that were subsequently returned to the Company. In the third quarter of fiscal year 2023, the Company began recording a sales return allowance for returned systems. Under the revised revenue recognition policy, the sales return allowance is no longer required.

To correct this error, (i) the revenue and cost of goods sold were reversed in the period in which the accounting errors took place, (ii) the revenue and cost of goods sold was recognized in subsequent periods when all of the revenue recognition criteria had been met, and (iii) the bad debt expense relating to prematurely recognized revenue was reversed in the periods prior to achieving the revenue recognition criteria and recognized in subsequent periods consistent with the Company’s policy, and (iv) the sales return allowance was reversed in the period in which it was originally recorded. Additionally, the related adjustments to accounts receivable, inventory, accrued expenses, and deferred revenue were made in the consolidated financial statements for the relevant Restated Periods.

In correcting for the bill-and-hold error, sales were identified where revenue was prematurely recognized, and the Company had entered into a subsequent agreement to lease the system from the customer to re-rent the system to others as part of the Company’s rental fleet (“Re-rent Agreement”). The Re-rent Agreements were recorded as finance leases under ASC 842, Leases. The related lease payments to the customer were recorded as a reduction to the customer’s outstanding accounts receivable balance from the initial recognition of the sale and no cash was exchanged. As the initial sale of the system to the customer did not satisfy the requirements for revenue recognition and the Re-rent Agreement lacked economic substance, the Company concluded the Re-rent Agreements were improperly accounted for as finance leases. Additionally, resulting from mandatory buyout clauses contained in certain Re-rent Agreements, the amounts owed to the customer as stated in the Re-rent Agreement exceeded the accounts receivable associated with the prematurely recognized sale. The Company concluded this payment reflected consideration payable to a customer under ASC 606.

To correct this error (i) the finance lease right-of-use asset and lease liability were removed and the related system was recognized as a rental asset in the period the Re-rent Agreements were executed, (ii) the finance lease costs, including interest expense, and right-of-use asset amortization were reversed in the period the Re-rent Agreements were executed and subsequent periods, and (iii) consideration payable to a customer was recognized in the period the Re-rent Agreements were executed.

Recognition of Costs Associated with Factory Protection Plan Contracts (“FPP Contracts”) The Company offers a comprehensive factory protection plan to microturbine system customers guaranteeing service in the form of labor and spare parts to maintain product performance. For a fixed fee, the customer can purchase a FPP for either spare parts only or spare parts and labor reimbursement. The Company previously recognized the FPP revenue on a straight-line basis

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the term of the contract, typically 5, 10, 15, or 20 years, and recorded the costs when the replacement parts shipped and when the labor reimbursement request was received. In addition, FPP revenues and costs were presented on a gross basis in the Consolidated Statements of Operations.

As part of the restatement efforts, the Company reviewed the previous accounting conclusions related to FPP recognition, including a separate analysis of the spare parts and labor reimbursement offerings and the general terms of the contract. For FPP Contract revenue, under both the spare parts and labor reimbursement offerings, the Company concluded revenue was properly recognized. As it relates to the accounting for spare parts (“FPP Parts”), the Company concluded the timing of cost recognition was delayed and the cost should be recognized when the customer orders the spare parts. As it relates to the accounting for labor reimbursement (“FPP Labor”), the income, based on the respective standalone selling price, and related costs should be presented on a net basis in the Consolidated Statements of Operations. In addition, the Company concluded the FPP Contract term is 30 days, as the customer has the right to cancel with a 30-day notice. The Company has since revised its policy, and related internal controls, to properly consider the recognize FPP Contracts.

To correct this error, as it relates to FPP Parts, the cost of goods sold was recognized at the time the spare parts order was received and a liability was recognized for any orders that had not been shipped to the customers in the period the accounting error took place. As it relates to FPP Labor, the labor reimbursement cost was reversed out of cost of goods sold and reclassified to revenue, net. The Company also revised the FPP contract disclosure included in Note 2 – Summary of Significant Accounting Policies to reflect the revised classification of the contract term. The Company also corrected for revenue improperly recognized relating to a cancelled FPP contract.

Note Classification As a result of the restated earnings, the Company was in breach of its Consolidated Adjusted EBITDA Financial Covenant to the Note Purchase Agreement dated as of December 9, 2019, and later amended for the quarter ended June 30, 2021. The breach required a reclassification of the term note payable to a current liability on the Consolidated Balance Sheets as of June 30, 2022 and September 30, 2022. For further discussion on the Company’s ability to continue as a going concern see Note 3 – Summary of Significant Accounting Policies.

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

Reclassifications Certain reclassifications have been made to the Company’s previously issued Consolidated Balance Sheets to enhance comparability with the current year’s financial statements. As a result, certain amounts relating to finance and operating leases have been reclassified, as noted below.

•	Finance and operating lease right-of-use assets, previously presented in Property, plant, equipment and rental assets, net and Other assets, respectively, have been reclassified to Finance lease right-of-use assets and Operating lease right-of-use assets, respectively.
•	Current finance and operating lease liabilities, both previously presented in Current portion of notes payable and lease obligations, have been reclassified to Finance lease liability, current and Operating lease liability, current, respectively.
•	Long-term finance and operating lease liabilities, both previously presented in Long-term portion of notes payable and lease obligations, have been reclassified to Finance lease liability, non-current and Operating lease liability, non-current, respectively.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description of Quarterly Restatement Tables

The following tables present the impact of the restatement on the previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, and Statements of Cash Flows for quarterly periods ended June 30, 2022, September 30, 2022, and December 31, 2022. Changes to the Consolidated Statements of Stockholders’ Equity (Deficiency) for the quarterly periods ended June 30, 2022, September 30, 2022, and December 31, 2022 as a result of the restatement are due to the changes in net income. The values as previously reported for the quarterly periods ended June 30, 2022, September 30, 2022, and December 31, 2022 were derived from our Quarterly Reports on Form 10-Q filed on August 11, 2022, November 14, 2022, and February 14, 2023, respectively.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2022
				FPP	Note
(in thousands)	As Reported	Reclassifications	Bill and Hold	Contracts	Classification	As Restated
Assets
Current Assets:
Cash and cash equivalents	$16,914	$—	$—	$—	$—	$16,914
Accounts receivable, net of allowances	24,168	—	(9,871)	(18)	—	14,279
Inventories, net	18,608	—	9,255	—	—	27,863
Prepaid expenses and other current assets	6,468	—	—	—	—	6,468
Total current assets	66,158	—	(616)	(18)	—	65,524
Property, plant, equipment and rental assets, net	21,694	(2,560)	1,484	—	—	20,618
Finance lease right-of-use assets	—	2,560	(1,886)	—	—	674
Operating lease right-of-use assets	—	6,321	—	—	—	6,321
Non-current portion of accounts receivable	1,056	—	(1,056)	—	—	—
Non-current portion of inventories	2,013	—	—	—	—	2,013
Other assets	8,933	(6,321)	—	—	—	2,612
Total assets	$99,854	$—	$(2,074)	$(18)	$—	$97,762
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,238	$—	$—	$—	$—	$22,238
Accrued salaries and wages	1,360	—	—	—	—	1,360
Accrued warranty reserve	1,527	—	—	—	—	1,527
Deferred revenue	9,694	—	3,988	—	—	13,682
Current portion of notes payable and lease obligations	1,930	(1,409)	—	—	—	521
Finance lease liability, current	—	645	(454)	—	—	191
Operating lease liability, current	—	764	—	—	—	764
Factory protection plan liability	—	—	—	10,727	—	10,727
Term note payable	—	—	—	—	50,957	50,957
Total current liabilities	36,749	—	3,534	10,727	50,957	101,967
Deferred revenue, non-current	934	—	—	—	—	934
Long-term portion of notes payable and lease obligations	7,627	(7,627)	—	—	—	—
Finance lease liability, non-current	—	1,853	(1,376)	—	—	477
Operating lease liability, non-current	—	5,774	—	—	—	5,774
Term note payable, non-current	50,957	—	—	—	(50,957)	—
Other long-term liabilities	—	—	265	—	—	265
Total liabilities	96,267	—	2,423	10,727	—	109,417
Stockholders’ (Deficiency) Equity:
Common stock	15	—	—	—	—	15
Additional paid-in capital	947,237	—	—	—	—	947,237
Accumulated deficit	(941,541)	—	(4,497)	(10,745)	—	(956,783)
Treasury stock	(2,124)	—	—	—	—	(2,124)
Total stockholders’ (deficiency) equity	3,587	—	(4,497)	(10,745)	—	(11,655)
Total liabilities and stockholders' (deficiency) equity	$99,854	$—	$(2,074)	$(18)	$—	$97,762

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 30, 2022
				FPP	Note
(in thousands)	As Reported	Reclassifications	Bill and Hold	Contracts	Classification	As Restated
Assets
Current Assets:
Cash and cash equivalents	$23,780	$—	$—	$—	$—	$23,780
Accounts receivable, net of allowances	18,189	—	(4,540)	(74)	—	13,575
Inventories, net	21,801	—	10,293	—	—	32,094
Prepaid expenses and other current assets	7,039	—	—	—	—	7,039
Total current assets	70,809	—	5,753	(74)	—	76,488
Property, plant, equipment and rental assets, net	25,375	(6,888)	1,607	—	—	20,094
Finance lease right-of-use assets	—	6,888	(2,080)	—	—	4,808
Operating lease right-of-use assets	—	9,075	—	—	—	9,075
Non-current portion of accounts receivable	1,109	—	(1,109)	—	—	—
Non-current portion of inventories	2,277	—	—	—	—	2,277
Other assets	11,735	(9,075)	—	—	—	2,660
Total assets	$111,305	$—	$4,171	$(74)	$—	$115,402
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$24,344	$—	$—	$—	$—	$24,344
Accrued salaries and wages	1,123	—	—	—	—	1,123
Accrued warranty reserve	1,662	—	—	—	—	1,662
Deferred revenue	10,686	—	9,581	—	—	20,267
Current portion of notes payable and lease obligations	3,215	(2,955)	—	—	—	260
Finance lease liability, current	—	1,262	(496)	—	—	766
Operating lease liability, current	—	1,693	—	—	—	1,693
Factory protection plan liability	—	—	—	10,192	—	10,192
Term note payable	—	—	—	—	50,966	50,966
Total current liabilities	41,030	—	9,085	10,192	50,966	111,273
Deferred revenue, non-current	915	—	—	—	—	915
Long-term portion of notes payable and lease obligations	12,321	(12,321)	—	—	—	—
Finance lease liability, non-current	—	4,749	(1,468)	—	—	3,281
Operating lease liability, non-current	—	7,572	—	—	—	7,572
Term note payable, non-current	50,966	—	—	—	(50,966)	—
Other long-term liabilities	—	—	265	—	—	265
Total liabilities	105,232	—	7,882	10,192	—	123,306
Stockholders’ (Deficiency) Equity:
Common stock	18	—	—	—	—	18
Additional paid-in capital	954,750	—	—	—	—	954,750
Accumulated deficit	(946,556)	—	(3,711)	(10,266)	—	(960,533)
Treasury stock	(2,139)	—	—	—	—	(2,139)
Total stockholders’ (deficiency) equity	6,073	—	(3,711)	(10,266)	—	(7,904)
Total liabilities and stockholders' (deficiency) equity	$111,305	$—	$4,171	$(74)	$—	$115,402

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2022
				FPP
(in thousands)	As Reported	Reclassifications	Bill and Hold	Contracts	As Restated
Assets
Current Assets:
Cash and cash equivalents	$16,618	$—	$—	$—	$16,618
Accounts receivable, net of allowances	15,119	—	(3,579)	(129)	11,411
Inventories, net	25,602	—	8,267	—	33,869
Prepaid expenses and other current assets	7,125	—	—	—	7,125
Total current assets	64,464	—	4,688	(129)	69,023
Property, plant, equipment and rental assets, net	25,906	(6,694)	1,565	—	20,777
Finance lease right-of-use assets	—	6,694	(2,025)	—	4,669
Operating lease right-of-use assets	—	8,702	—	—	8,702
Non-current portion of accounts receivable	107	—	(107)	—	—
Non-current portion of inventories	3,055	—	—	—	3,055
Other assets	11,334	(8,702)	—	—	2,632
Total assets	$104,866	$—	$4,121	$(129)	$108,858
Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$26,087	$—	$(284)	$—	$25,803
Accrued salaries and wages	1,421	—	—	—	1,421
Accrued warranty reserve	1,540	—	—	—	1,540
Deferred revenue	9,699	—	7,772	—	17,471
Current portion of notes payable and lease obligations	2,201	(2,201)	—	—	—
Finance lease liability, current	—	908	(118)	—	790
Operating lease liability, current	—	1,293	—	—	1,293
Factory protection plan liability	—	—	—	11,848	11,848
Term note payable	50,974	—	—	—	50,974
Total current liabilities	91,922	—	7,370	11,848	111,140
Deferred revenue, non-current	817	—	—	—	817
Long-term portion of notes payable and lease obligations	11,036	(11,036)	—	—	—
Finance lease liability, non-current	—	3,464	(392)	—	3,072
Operating lease liability, non-current	—	7,572	—	—	7,572
Term note payable, non-current					—
Other long-term liabilities	—	—	265	—	265
Total liabilities	103,775	—	7,243	11,848	122,866
Stockholders’ (Deficiency) Equity:
Common stock	18	—	—	—	18
Additional paid-in capital	954,982	—	—	—	954,982
Accumulated deficit	(951,770)	—	(3,122)	(11,977)	(966,869)
Treasury stock	(2,139)	—	—	—	(2,139)
Total stockholders’ (deficiency) equity	1,091	—	(3,122)	(11,977)	(14,008)
Total liabilities and stockholders' (deficiency) equity	$104,866	$—	$4,121	$(129)	$108,858

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2022
			FPP
(in thousands)	As Reported	Bill and Hold	Contracts	As Restated
Revenue, net:
Product and accessories	$9,167	$367	$—	$9,534
Parts, service and rentals	9,485	(70)	(184)	9,231
Total revenue, net	18,652	297	(184)	18,765
Cost of goods sold:
Product and accessories	8,891	878	—	9,769
Parts, service and rentals	5,055	36	1,391	6,482
Total cost of goods sold	13,946	914	1,391	16,251
Gross profit	4,706	(617)	(1,575)	2,514
Operating expenses:
Research and development	490	—	—	490
Selling, general and administrative	4,919	—	—	4,919
Total operating expenses	5,409	—	—	5,409
Loss from operations	(703)	(617)	(1,575)	(2,895)
Other income (expense)	2	—	—	2
Interest income	6	—	—	6
Interest expense	(1,362)	51	—	(1,311)
Gain (loss) on debt extinguishment	—	—	—	—
Loss before provision for income taxes	(2,057)	(566)	(1,575)	(4,198)
Provision for income taxes	2	—	—	2
Net loss	(2,059)	(566)	(1,575)	(4,200)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(2,059)	$(566)	$(1,575)	$(4,200)

Net loss per share—basic and diluted	$(0.13)	$(0.04)	$(0.10)	$(0.27)
Weighted average shares outstanding	15,318	15,318	15,318	15,318

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2022
			FPP
(in thousands)	As Reported	Bill and Hold	Contracts	As Restated
Revenue, net:
Product and accessories	$10,603	$(1,009)	$—	$9,594
Parts, service and rentals	10,172	529	(171)	10,530
Total revenue, net	20,775	(480)	(171)	20,124
Cost of goods sold:
Product and accessories	12,496	(1,452)	—	11,044
Parts, service and rentals	6,103	237	(650)	5,690
Total cost of goods sold	18,599	(1,215)	(650)	16,734
Gross profit	2,176	735	479	3,390
Operating expenses:
Research and development	603	—	—	603
Selling, general and administrative	5,107	—	—	5,107
Total operating expenses	5,710	—	—	5,710
Loss from operations	(3,534)	735	479	(2,320)
Other income (expense)	(50)	—	—	(50)
Interest income	26	—	—	26
Interest expense	(1,356)	51	—	(1,305)
Gain (loss) on debt extinguishment	—	—	—	—
Loss before provision for income taxes	(4,914)	786	479	(3,649)
Provision for income taxes	4	—	—	4
Net loss	(4,918)	786	479	(3,653)
Less: Deemed dividend on purchase warrant for common shares	97	—	—	97
Net loss attributable to common stockholders	$(5,015)	$786	$479	$(3,750)

Net loss per share—basic and diluted	$(0.30)	$0.05	$0.03	$(0.22)
Weighted average shares outstanding	16,785	16,785	16,785	16,785

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended September 30, 2022
			FPP
(in thousands)	As Reported	Bill and Hold	Contracts	As Restated
Revenue, net:
Product and accessories	$19,770	$(642)	$—	$19,128
Parts, service and rentals	19,657	459	(355)	19,761
Total revenue, net	39,427	(183)	(355)	38,889
Cost of goods sold:
Product and accessories	21,387	(574)	—	20,813
Parts, service and rentals	11,158	273	741	12,172
Total cost of goods sold	32,545	(301)	741	32,985
Gross profit	6,882	118	(1,096)	5,904
Operating expenses:
Research and development	1,093	—	—	1,093
Selling, general and administrative	10,026	—	—	10,026
Total operating expenses	11,119	—	—	11,119
Loss from operations	(4,237)	118	(1,096)	(5,215)
Other income (expense)	(48)	—	—	(48)
Interest income	32	—	—	32
Interest expense	(2,718)	102	—	(2,616)
Gain (loss) on debt extinguishment	—	—	—	—
Loss before provision for income taxes	(6,971)	220	(1,096)	(7,847)
Provision for income taxes	6	—	—	6
Net loss	(6,977)	220	(1,096)	(7,853)
Less: Deemed dividend on purchase warrant for common shares	97	—	—	97
Net loss attributable to common stockholders	$(7,074)	$220	$(1,096)	$(7,950)

Net loss per share—basic and diluted	$(0.44)	$0.01	$(0.07)	$(0.50)
Weighted average shares outstanding	16,056	16,056	16,056	16,056

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended December 31, 2022
			FPP
(in thousands)	As Reported	Bill and Hold	Contracts	As Restated
Revenue, net:
Product and accessories	$10,003	$1,424	$—	$11,427
Parts, service and rentals	9,603	172	(192)	9,583
Total revenue, net	19,606	1,596	(192)	21,010
Cost of goods sold:
Product and accessories	11,630	837	—	12,467
Parts, service and rentals	5,307	17	1,519	6,843
Total cost of goods sold	16,937	854	1,519	19,310
Gross profit	2,669	742	(1,711)	1,700
Operating expenses:
Research and development	633	—	—	633
Selling, general and administrative	5,397	200	—	5,597
Total operating expenses	6,030	200	—	6,230
Loss from operations	(3,361)	542	(1,711)	(4,530)
Other income (expense)	5	—	—	5
Interest income	42	—	—	42
Interest expense	(1,900)	47	—	(1,853)
Gain (loss) on debt extinguishment	—	—	—	—
Loss before provision for income taxes	(5,214)	589	(1,711)	(6,336)
Provision for income taxes	—	—	—	—
Net loss	(5,214)	589	(1,711)	(6,336)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	—
Net loss attributable to common stockholders	$(5,214)	$589	$(1,711)	$(6,336)

Net loss per share—basic and diluted	$(0.28)	$0.03	$(0.09)	$(0.35)
Weighted average shares outstanding	18,351	18,351	18,351	18,351

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended December 31, 2022
			FPP
(in thousands)	As Reported	Bill and Hold	Contracts	As Restated
Revenue, net:
Product and accessories	$29,773	$782	$—	$30,555
Parts, service and rentals	29,260	631	(547)	29,344
Total revenue, net	59,033	1,413	(547)	59,899
Cost of goods sold:
Product and accessories	33,017	263	—	33,280
Parts, service and rentals	16,465	290	2,260	19,015
Total cost of goods sold	49,482	553	2,260	52,295
Gross profit	9,551	860	(2,807)	7,604
Operating expenses:
Research and development	1,726	—	—	1,726
Selling, general and administrative	15,423	200	—	15,623
Total operating expenses	17,149	200	—	17,349
Loss from operations	(7,598)	660	(2,807)	(9,745)
Other income (expense)	(43)	—	—	(43)
Interest income	74	—	—	74
Interest expense	(4,618)	149	—	(4,469)
Gain (loss) on debt extinguishment	—	—	—	—
Loss before provision for income taxes	(12,185)	809	(2,807)	(14,183)
Provision for income taxes	6	—	—	6
Net loss	(12,191)	809	(2,807)	(14,189)
Less: Deemed dividend on purchase warrant for common shares	97	—	—	97
Net loss attributable to common stockholders	$(12,288)	$809	$(2,807)	$(14,286)

Net loss per share—basic and diluted	$(0.73)	$0.05	$(0.17)	$(0.85)
Weighted average shares outstanding	16,824	16,824	16,824	16,824

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2022
				FPP
(in thousands)	As Reported	Reclassifications	Bill and Hold	Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(2,059)	$—	$(566)	$(1,575)	$(4,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	661	—	(10)	—	651
Amortization of financing costs and discounts	43	—	—	—	43
Amortization of right-of-use assets	151	—	—	—	151
Inventory provision	270	—	—	—	270
Provision for warranty expenses	174	—	—	—	174
Stock-based compensation	232	—	—	—	232
Changes in operating assets and liabilities:
Accounts receivable	653	—	926	18	1,597
Inventories	(746)	—	924	—	178
Prepaid expenses, other current assets and other assets	(253)	—	—	—	(253)
Accounts payable and accrued expenses	(3,112)	179	265	—	(2,668)
Operating lease liability	—	(179)	—	—	(179)
Accrued salaries and wages and long-term liabilities	212	—	—	—	212
Accrued warranty reserve	(130)	—	—	—	(130)
Deferred revenue	462	—	(1,662)	—	(1,200)
Factory protection plan liability	—	—	—	1,557	1,557
Net cash used in operating activities	(3,442)	—	(123)	—	(3,565)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(1,887)	—	—	—	(1,887)
Net cash used in investing activities	(1,887)	—	—	—	(1,887)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(316)	—	123	—	(193)
Cash used in employee stock-based transactions	(36)	—	—	—	(36)
Net proceeds from issuance of common stock and warrants	36	—	—	—	36
Net cash used in financing activities	(316)	—	123	—	(193)
Net increase (decrease) increase in Cash and Cash Equivalents	(5,645)	—	—	—	(5,645)
Cash and Cash Equivalents, Beginning of Period	22,559	—	—	—	22,559
Cash and Cash Equivalents, End of Period	$16,914	$—	$—	$—	$16,914

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended September 30, 2022
				FPP
(in thousands)	As Reported	Reclassifications	Bill and Hold	Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(6,977)	$—	$220	$(1,096)	$(7,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,493	—	(23)	—	1,470
Amortization of financing costs and discounts	51	—	—	—	51
Amortization of right-of-use assets	475	—	—	—	475
Bad debt expense (recovery)	75	—	—	—	75
Inventory provision	420	—	—	—	420
Provision for warranty expenses	364	—	—	—	364
(Gain) loss on disposal of equipment	279	—	—	—	279
Stock-based compensation	386	—	—	—	386
Changes in operating assets and liabilities:
Accounts receivable	6,504	—	(4,502)	74	2,076
Inventories	(4,353)	—	(278)	—	(4,631)
Prepaid expenses, other current assets and other assets	(874)	—	—	—	(874)
Accounts payable and accrued expenses	(1,667)	531	265	—	(871)
Operating lease liability	—	(531)	—	—	(531)
Accrued salaries and wages and long-term liabilities	(23)	—	—	—	(23)
Accrued warranty reserve	(185)	—	—	—	(185)
Deferred revenue	1,435	—	3,931	—	5,366
Factory protection plan liability	—	—	—	1,022	1,022
Net cash used in operating activities	(2,597)	—	(387)	—	(2,984)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(2,564)	—	—	—	(2,564)
Net cash used in investing activities	(2,564)	—	—	—	(2,564)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(868)	—	387	—	(481)
Cash used in employee stock-based transactions	(52)	—	—	—	(52)
Net proceeds from issuance of common stock and warrants	7,302	—	—	—	7,302
Net cash provided by financing activities	6,382	—	387	—	6,769
Net increase (decrease) increase in Cash and Cash Equivalents	1,221	—	—	—	1,221
Cash and Cash Equivalents, Beginning of Period	22,559	—	—	—	22,559
Cash and Cash Equivalents, End of Period	$23,780	$—	$—	$—	$23,780

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended December 31, 2022
				FPP
(in thousands)	As Reported	Reclassifications	Bill and Hold	Contracts	As Restated
Cash Flows from Operating Activities:
Net loss	$(12,191)	$—	$809	$(2,807)	$(14,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,345	—	(36)	—	2,309
Amortization of financing costs and discounts	60	—	—	—	60
Amortization of right-of-use assets	848	—	—	—	848
Bad debt expense (recovery)	237	—	200	—	437
Inventory provision	771	—	—	—	771
Provision for warranty expenses	369	—	—	—	369
Provision for sales returns, net	81	—	(81)	—	—
Stock-based compensation	617	—	—	—	617
Changes in operating assets and liabilities:
Accounts receivable	9,077	—	(5,481)	129	3,725
Inventories	(9,080)	—	1,545	—	(7,535)
Prepaid expenses, other current assets and other assets	(933)	—	—	—	(933)
Accounts payable and accrued expenses	(276)	931	265	—	920
Operating lease liability	—	(931)	—	—	(931)
Accrued salaries and wages and long-term liabilities	274	—	—	—	274
Accrued warranty reserve	(312)	—	—	—	(312)
Deferred revenue	350	—	2,122	—	2,472
Factory protection plan liability	—	—	—	2,678	2,678
Net cash used in operating activities	(7,763)	—	(657)	—	(8,420)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(3,999)	—	—	—	(3,999)
Net cash used in investing activities	(3,999)	—	—	—	(3,999)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(1,429)	—	657	—	(772)
Cash used in employee stock-based transactions	(52)	—	—	—	(52)
Net proceeds from issuance of common stock and warrants	7,302	—	—	—	7,302
Net cash provided by financing activities	5,821	—	657	—	6,478
Net increase (decrease) increase in Cash and Cash Equivalents	(5,941)	—	—	—	(5,941)
Cash and Cash Equivalents, Beginning of Period	22,559	—	—	—	22,559
Cash and Cash Equivalents, End of Period	$16,618	$—	$—	$—	$16,618

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Events

On July 6, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the A&R Note Purchase Agreement among the Company, certain subsidiaries of the Company, Goldman and the purchaser party thereto (the “Purchaser”). The Fourth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the Company’s breach of the minimum Consolidated Liquidity covenant contained in the A&R Note Purchase Agreement, the failure to make the interest payment for the most recently ended quarter and certain other breaches specified therein; (ii) the extension of the maturity of the $50 million aggregate principal amount of Notes outstanding pursuant to the A&R Note Purchase Agreement from October 1, 2023 to September 1, 2024; (iii) an amendment fee payable by the Company at maturity equal to 1.00% of the principal balance of the Notes on the Effective Date; (iv) a due date for the next interest payment on the date that is 30 days from the Effective Date, which interest payment was originally due on July 3, 2023; (v) following the Company’s entry into a Transaction Support Agreement (as defined below), the payment-in-kind of the quarterly interest payments that are due following the next the interest payment; (vi) a new minimum Consolidated Liquidity covenant requirement of $4.0 million, commencing on July 14, 2023, which amount will increase to $4.5 million on August 16, 2023 and to $6.0 million on August 31, 2023; (vii) the replacement of the Adjusted LIBO Rate with a Term SOFR interest rate benchmark; (viii) the ability for Goldman to either (A) force a conversion of the interest rate benchmark to Base Rate or (B) impose default interest during an Event of Default; (ix) the right for one designated Goldman board observer to attend the meetings of the Company’s Board of Directors (and committees thereof) in a non-voting capacity, subject to certain customary exceptions; and (x) the amendment to certain provisions of the A&R Note Purchase Agreement, including to add a number of new covenants.  Those new covenants include requirements that the Company (i) enter into a transaction support agreement with one or more lenders in form and substance mutually satisfactory to Goldman and the Company (the “Transaction Support Agreement”) within 30 days of the Effective Date; (ii) subject to necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the Transaction Support Agreement in form and substance satisfactory to the Collateral Agent within 45 days after the Effective Date; (iii) close the transactions specified by the Transaction Support Agreement by September 15, 2023; and (iv) provide a Section 382 analysis (i.e., an analysis relating to the potential limitation of the use of the Company’s net operating loss carryforwards due to ownership changes, which loss carryforwards the Company understands may be potentially valuable in one or more transaction structures) to Goldman on a quarterly basis. The Fourth Amendment also imposes restrictions on the Company’s ability to (i) pay professional fees for the next 30 days in excess of $2,000,000 in the aggregate; (ii) make certain other cash disbursements in excess of thresholds set forth in the Fourth Amendment; and (iii) amend existing, or enter into new, employment agreements or pay or incur any bonus or severance payment.

On August 16, 2023, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the A&R Note Purchase Agreement among the Company, certain subsidiaries of the Company, Goldman and the purchaser. The Fifth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the Company’s breach of a covenant contained in the A&R Note Purchase Agreement to enter into a transaction support agreement with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company (the “Transaction Support Agreement”) within 30 days of the Fourth Amendment Effective Date and the failure to make an interest payment within 30 days of the Fourth Amendment Effective Date; (ii) a due date for the next interest payment on August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, which interest payment was originally due within 30 days of the effective date of the Fourth Amendment to the A&R Note Purchase Agreement; (iii) a minimum Consolidated Liquidity covenant requirement of $3.5 million, commencing on July 14, 2023 and operative through September 1, 2024; and (iv) the amendment of the milestones with respect of the Transaction Support Agreement to require that the Company (A) agree to the terms and form of the Transaction Support Agreement (which may include a structure including bankruptcy proceedings) with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company by August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion,(B) subject to any necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the Transaction Support Agreement in form and substance satisfactory to the Collateral Agent by August 31, 2023 or such later date as is agreed to by the Collateral Agent

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in its sole discretion, and (C) that the Company shall have closed the transactions specified by the Transaction Support Agreement by September 15, 2023 or such later date as is agreed by the Collateral Agent in its sole discretion.

On September 22, 2023, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Amended and Restated Note Purchase Agreement among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. and the purchaser. Pursuant to the Sixth Amendment, the Company issued and the Purchaser purchased for $3,000,000 in cash additional senior secured notes on September 22, 2023 (the “Additional Notes”). The Additional Notes bear interest at the SOFR Rate plus 8.75% per annum, payable-in-kind on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The entire principal amount of the Additional Notes is due and payable on September 1, 2024 (the “Maturity Date”). The Additional Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

Voluntary Filing under Chapter 11

On September 28, 2023, the Company and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. (“Capstone Turbine International”) and Capstone Turbine Financial Services, LLC. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings were jointly administered under the caption In re Capstone Green Energy Corporation, Inc., et al. (the “Chapter 11 Cases”). The Debtors continued to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on September 29, 2023, the Debtors obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations during the Chapter 11 Cases.

Concurrent with the petition, the Debtors entered into the Transaction Support Agreement with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC. (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”). The Transaction Support Agreement, among other things, provides that Broad Street and the Collateral Agent will support the Debtors’ restructuring efforts as set forth in, and subject to the terms and conditions of, the Transaction Support Agreement. The Transaction Support Agreement contains customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the Transaction Support Agreement. The Transaction Support Agreement also provides for termination by the parties upon the occurrence of certain events.

DIP Note Purchase Agreement

On October 3, 2023, the Debtors entered into a super-priority senior secured debtor-in-possession note purchase agreement (the “DIP Note Purchase Agreement”) with Broad Street and the Collateral Agent. Broad Street provided the Debtors with a credit facility (the “DIP Facility”) in an aggregate principal amount of $30.0 million, consisting of (1) $12.0 million new money DIP notes, and (2) a roll-up of secured obligations under the existing pre-petition debt with Broad Street in the amount of $18.0 million, subject to the terms and conditions set forth in the DIP Note Purchase Agreement. On September 28, 2023, the Debtors filed the Motion of Debtors for Interim and Final Orders (I) Authorizing the Debtors to Obtain Senior Secured Postpetition Financing, (II) Granting Liens and Superpriority Administrative Expense Status, (III) Authorizing the Use of Cash Collateral, (IV) Granting Adequate Protection to Pre-Petition Secured Parties, (V) Scheduling a Final Hearing, and (VI) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Note Purchase Agreement was attached to the joint prepackaged Chapter 11 plan of reorganization (as amended, restated, supplemented or otherwise modified from time to time, the “Plan”) filed as part of the voluntary petition.

On October 2, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Bankruptcy Court originally set a final hearing date on November 7, 2023, in accordance with the requirements of the Transaction Support Agreement. On November 3, 2023, the final hearing was cancelled and rescheduled to November 13, 2023, with the permission of the Bankruptcy Court.

Emergence from Voluntary Chapter 11 Proceedings

The Bankruptcy Court confirmed the Plan on November 14, 2023, and the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases ("Emergence") on December 7, 2023. On or following the emergence date and pursuant to the terms of the Plan, the following occurred or became effective:

▪Restructuring: The Company was reorganized pursuant to the Transaction Support Agreement and became a private company that continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”) and certain income tax attributes that remained with Reorganized PrivateCo. Capstone Turbine International became a publicly traded company and was renamed Capstone Green Energy Holdings, Inc. This entity is the successor entity for purposes of Securities and Exchange Commission registration. Pre-petition equity holders received 100% of the common equity in this public entity, subject to dilution for any equity incentive plans implemented as part of the reorganization. All equity of the predecessor entity was cancelled, and the predecessor entity became a reorganized private company. The reorganized private company equity is owned 100% by the pre-petition senior secured lender in exchange for the satisfaction of $35.0 million of its pre-petition claims, and $10.0 million of its DIP claim. A new subsidiary to the public entity was created, issuing 100% of its common equity to the public entity, and 100% of its preferred equity to the reorganized private entity. Such new subsidiary conducts all of the Capstone business (other than in respect of the Retained Assets). The preferred equity is convertible at the option of the holder at any time to 37.5% of the common equity deemed outstanding, making the common equity of the new subsidiary subject to dilution to 62.5% ownership.

▪Exit Financing: The DIP Facility converted into an exit facility (as defined herein) for an aggregate principal amount of $27.0 million, consisting of (1) $7.0 million new money notes, (2) a roll-up of secured obligations under the pre-petition debt in the amount of $8.0 million, and (3) a roll-up of the DIP new money notes of $12.0 million, subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among Capstone Green Energy LLC, as the issuer, Capstone Green Energy Holdings, Inc. and Capstone Turbine Financial Services, LLC, as the guarantors, Broad Street and the Collateral Agent. The new money notes mature two years from the Effective Date, and the roll-up debts mature three years from the emergence date. Interest is calculated using a SOFR rate plus an applicable margin, and a portion is paid-in-kind until the third year following emergence. In the original Plan, the exit facility was to be for an aggregate principal amount of $25.0 million, with only $5.0 million in new money notes. The final approved Plan increased the new money notes to $7.0 million upon the confirmation of the Plan by Bankruptcy Court.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nasdaq Delisting of Common Stock

Effective at the opening of the trading session on October 5, 2023, the Company’s common stock was suspended from trading on the Nasdaq Capital Market. Effective October 23, 2023, the Company’s common stock was delisted from the Nasdaq Capital Market.

Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan

In connection with the Emergence, on November 30, 2023, the Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan (the “Incentive Plan”) was approved and adopted by the Board.  The Incentive Plan is intended to, among other things, (i) attract and retain the types of employees, consultants and directors who will contribute the Company’s long-term success, (ii) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company, and (iii) promote the success of the Company’s business. The Incentive Plan was not approved by the Company’s stockholders. All outstanding unvested equity awards outstanding under the Capstone Green Energy Corporation 2017 Equity Incentive Plan were cancelled on the Effective Date in accordance with the Plan.

The Incentive Plan is administered by the Compensation and Human Capital Committee or the Board.  No more than 3,000,000 shares of New Common Stock are available for the grant of awards under the Incentive Plan. The Company intends to issue equity awards to incentivize employees whose unvested equity awards were terminated in accordance with the Plan.

The aggregate value of awards granted during a single fiscal year to any non-employee director, together with any cash fees paid or to be paid to such non-employee director during the fiscal year and the value of awards granted to such non-employee director under any other equity compensation plan of the Company during the fiscal year, will not exceed a total value of $300,000.

The Board at any time, and from time to time, may amend or terminate the Incentive Plan.  However, (i) in some situations, no amendment shall be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy any applicable laws, and (ii) rights under any award granted before an amendment shall not be impaired by any amendment without the grantee’s written.

Exhibit Index

Exhibit Number		Description
2.1

Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates (incorporated by reference to Exhibit A of Findings of Fact, Conclusions of Law, and Order (I) Approving the Disclosure Statement; (II) Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and Its Debtor Affiliates; and (III) Granting Related Relief, dated November 14, 2023) (l)

2.2		Plan Supplement to Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates, dated as of October 24, 2023 (k)
2.3		Notice of Filing of Additional Exhibits to Plan Supplement, dated as of November 9, 2023 (l)
3.1		Second Amended and Restated Certificate of Incorporation of Capstone Green Energy Holdings, Inc. (m)
3.2		Amended and Restated Bylaws of Capstone Green Energy Holdings, Inc. (m)
4.1

Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of October 2, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (j)

4.2

First Amendment to Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of November 15, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (l)

4.3

Exit Note Purchase Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC, Capstone Green Energy Holdings, Inc., Capstone Financial Services, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (m)

4.4		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
10.1	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan (a)
10.2		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007 (b)
10.3		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017 (c)
10.4		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017 (c)
10.5		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (d)
10.6	*	Capstone Green Energy Corporation Amended and Restated Severance Pay Plan and Summary Plan Description, dated July 3, 2018, as amended March 2023 (e)
10.7	*	Form of Capstone Green Energy Corporation Change in Control Agreement (f)
10.8		Consulting Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 22, 2022 (g)
10.9		National Account Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 20, 2022 (g)
10.10		Installation Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions Corporation (g)

Exhibit Number		Description
10.11		Lease Agreement between Capstone Green Energy Corporation and Prologis, L.P., dated January 25, 2023 (h)
10.12

Transaction Support Agreement, dated September 28, 2023, by and among Capstone Green Energy Corporation and certain of its subsidiaries, Goldman Sachs Specialty Lending Group, L.P., and Broad Street Credit Holdings LLC (i)

10.13		Reorganized PublicCo Services Agreement, dated December 7, 2023, by and among Capstone Green Energy Holdings, Inc. and Capstone Green Energy LLC (m)
10.14		Trademark License Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy Holdings, Inc. (m)
10.15	*	Capstone Green Energy Holdings, Inc. Form of Indemnity Agreement (m)
10.16	*	Severance Pay Plan of Capstone Green Energy Holdings, Inc. (m)
10.17	*	2023 Equity Incentive Plan of Capstone Green Energy Holdings, Inc. (m)
10.18		Amended and Restated Limited Liability Company Agreement, dated December 7, 2023, of Capstone Green Energy LLC. (m)
10.19		Reorganized PrivateCo Services Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy LLC (m)
10.20		Registration Rights Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC and Capstone Distributor Support Services Corporation (m)
10.21	*	Employment Offer Letter for Vincent J. Canino, dated February 22, 2024 (n)
10.22	*	Capstone Green Energy Holdings, Inc. Form of Amended and Restated Change in Control Agreement (n)
10.23	*	Form of Restricted Stock Unit Agreement
24		Power of Attorney (included on the signature page of this Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith)
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
104		The cover page from Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on October 13, 2017 (File No. 001-15957).

(d)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on March 6, 2023 (File No. 001-15957).
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (File No. 001-15957).
(h)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on September 28, 2023 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 25, 2023 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on March 12, 2024 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

Date: June 12, 2024	By:	/s/ John J. Juric
John J. Juric Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Green Energy Holdings Inc., hereby severally constitute Vince Canino and John J. Juric, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Green Energy Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vince Canino	President, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2024
Vince Canino

/s/ John J. Juric	Chief Financial Officer (Principal Financial Officer)	June 12, 2024
John J. Juric

/s/ Celia fanning	Controller and Chief Accounting Officer
Celia Fanning	(Principal Accounting Officer)	June 12, 2024

/s/ Robert C. Flexon	Chair of the Board of Directors	June 12, 2024
Robert C. Flexon

/s/ Yon Y. Jorden	Director	June 12, 2024
Yon Y. Jorden

/s/ Robert F. Powelson	Director	June 12, 2024
Robert F. Powelson

/s/ Denise Wilson	Director	June 12, 2024
Denise Wilson

/s/ PING FU	Director	June 12, 2024
Ping Fu

/s/ John Miller	Director	June 12, 2024
John Miller