Form 10-Q
period 2023-06-30
Capstone Green Energy Holdings, Inc.
filed 2024-08-05
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 1, 2024, the registrant had 18,546,649 shares of common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2023	2023
Assets
Current Assets:
Cash and cash equivalents	$5,815	$12,839
Accounts receivable, net of allowances of $4,378 as of June 30, 2023 and $4,813 at March 31, 2023	8,879	7,102
Inventories	34,838	37,328
Prepaid expenses and other current assets	8,084	7,447
Total current assets	57,616	64,716
Property, plant, equipment and rental assets, net	25,758	24,275
Finance lease right-of-use assets	4,389	4,529
Operating lease right-of-use assets	9,136	8,808
Non-current portion of inventories	3,343	3,112
Other assets	2,550	2,591
Total assets	$102,792	$108,031
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$34,288	$30,290
Accrued salaries and wages	1,393	1,223
Accrued warranty reserve	1,622	1,576
Deferred revenue	18,837	23,372
Finance lease liability, current	840	773
Operating lease liability, current	2,881	2,492
Factory protection plan liability	11,200	10,844
Term note payable	50,991	50,983
Total current liabilities	122,052	121,553
Deferred revenue, non-current	768	817
Finance lease liability, non-current	2,641	2,903
Operating lease liability, non-current	6,534	6,588
Other non-current liabilities	265	265
Total liabilities	132,260	132,126
Commitments and contingencies (Note 14)
Stockholders’ Deficiency
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 18,551,478 shares issued and 18,425,693 shares outstanding at June 30, 2023; 18,511,555 shares issued and 18,394,541 shares outstanding at March 31, 2023	18	18
Additional paid-in capital	955,545	955,228
Accumulated deficit	(982,881)	(977,202)
Treasury stock, at cost; 125,785 shares at June 30, 2023 and 117,014 shares at March 31, 2023	(2,150)	(2,139)
Total stockholders’ deficiency	(29,468)	(24,095)
Total liabilities and stockholders' deficiency	$102,792	$108,031

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Revenue, net:
Product and accessories	$13,207	$9,798
Parts, service and rentals	10,696	8,967
Total revenue, net	23,903	18,765
Cost of goods sold:
Product and accessories	14,130	9,774
Parts, service and rentals	6,336	6,477
Total cost of goods sold	20,466	16,251
Gross profit	3,437	2,514
Operating expenses:
Research and development	665	490
Selling, general and administrative	6,804	4,919
Total operating expenses	7,469	5,409
Loss from operations	(4,032)	(2,895)
Other income	10	2
Interest income	58	6
Interest expense	(1,697)	(1,311)
Loss before provision for income taxes	(5,661)	(4,198)
Provision for income taxes	18	2
Net loss	$(5,679)	$(4,200)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.31)	$(0.27)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	18,423	15,318

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In thousands, except share amounts)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2023	18,511,555	$18	$955,228	$(977,202)	117,014	$(2,139)	$(24,095)
Vested restricted stock awards	39,923	—	11	—	8,771	(11)	—
Stock-based compensation	—	—	306	—	—	—	306
Net loss	—	—	—	(5,679)	—	—	(5,679)
Balance, June 30, 2023	18,551,478	$18	$955,545	$(982,881)	125,785	$(2,150)	$(29,468)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2022	15,398,368	$15	$946,969	$(952,583)	101,633	$(2,088)	$(7,687)
Vested restricted stock awards	33,234	—	36	—	9,296	(36)	—
Stock-based compensation	—	—	232	—	—	—	232
Net loss	—	—	—	(4,200)			(4,200)
Balance, June 30, 2022	15,431,602	$15	$947,237	$(956,783)	110,929	$(2,124)	$(11,655)

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(5,679)	$(4,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	944	651
Amortization of financing costs and discounts	9	43
Amortization of right-of-use assets	632	151
Inventory provision	137	270
Provision for warranty expenses	74	174
Stock-based compensation	306	232
Changes in operating assets and liabilities:
Accounts receivable	(1,941)	1,597
Inventories	2,401	178
Prepaid expenses, other current assets and other assets	(597)	(253)
Accounts payable and accrued expenses	3,624	(2,668)
Operating lease liability	(626)	(179)
Accrued salaries and wages and long-term liabilities	170	212
Accrued warranty reserve	(28)	(130)
Deferred revenue	(4,584)	(1,200)
Factory protection plan liability	356	1,557
Net cash used in operating activities	(4,802)	(3,565)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(2,190)	(1,887)
Net cash used in investing activities	(2,190)	(1,887)
Cash Flows from Financing Activities:
Repayment of notes payable and lease obligations	(32)	(193)
Net cash used in financing activities	(32)	(193)
Net decrease in Cash and Cash Equivalents	(7,024)	(5,645)
Cash and Cash Equivalents, Beginning of Period	12,839	22,559
Cash and Cash Equivalents, End of Period	$5,815	$16,914

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Green Energy Corporation (“Capstone” or the “Company”) is a provider of customized microgrid solutions, on-site resilient Energy-as-a-Service (EaaS) solutions, and on-site energy technology systems focused on helping customers around the globe meet their environmental, energy savings, and resiliency goals. These solutions include stationary distributed power generation applications and distribution networks for critical power supply and cogeneration systems, such as combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”). The Energy Conversion Products business line is driven by the Company’s industry-leading, highly clean and efficient, low-emission, resilient microturbine energy systems, which offer scalable solutions in addition to a broad range of customer-tailored solutions. Through the EaaS business line, the Company offers build, own, operate and maintain (“BOOM”) solutions as well as energy rental solutions utilizing its microturbine energy. The Company’s emerging business line is Hydrogen Energy Solutions. Through the Company’s Hydrogen Energy Solutions business line, it offers customers the ability to run on hydrogen blended fuel source. Because these are still emerging offerings, Hydrogen Energy Solutions revenue has been immaterial to date. The Company was organized in 1988 and has been commercially producing its microturbine generators since 1998.

2.  Basis of Presentation, Significant Accounting Policies and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2023 was derived from audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities Exchange Commission (“SEC”) on June 13, 2024. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Basis for Consolidation These Condensed Consolidated Financial Statements include the accounts of the Company, Capstone Turbine International, Inc., its wholly owned subsidiary, after elimination of inter-company transactions.

Reclassification Certain items in prior financial statements have been reclassified to conform to the current presentation and provide comparability but have no effect on the reported results of operations. The Company reclassified certain revenue stream and cost of goods sold on the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2022 to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements and did not result in a change in total revenue, net income or cash flows from operations for the periods presented.

Significant Accounting Policies Except as described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2023 filed with the SEC, that have had a material impact on the Company's Condensed Consolidated Financial Statements.

Segment Reporting The Company determines its reporting units in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280 operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company defines its CODM to be its Chief Financial Officer.  The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service.

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three months ended June 30, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of June 30, 2023, the Company had cash and cash equivalents of $5.8 million, and $51.0 million in borrowings were outstanding under the Notes. The Company incurred a net loss of $5.7 million and used cash from operating activities of $4.8 million during the three months ended June 30, 2023.

Subsequent to June 30, 2023, the Company reduced its outstanding debt via proceedings in U.S. Chapter 11 Bankruptcy Court. On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws (the “Plan”), as further discussed in Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements. The Company emerged from Bankruptcy on December 7, 2023 (the “Effective Date”) and effected a financial and organizational restructuring. However, given its current cash position, lack of liquidity, limits to accessing capital and debt funding options and current economic and market risks, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended June 30, 2023.

Trade Accounts Receivable and Allowance for Credit Loss On April 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Topic No. 326, Credit Loss, Measurement of Credit Losses on Financial Instruments (“ASC 326”), which replaces the incurred loss methodology with an expected loss methodology referred to as the current expected credit loss (“CECL”) The CECL model applies to financial assets measured at amortized cost, including accounts receivable. Under the CECL model, the Company identifies allowances for credit losses based on future expected losses when accounts receivable are created rather than when losses are probable.

The Company applies a historical loss rate based on historic write-offs by aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. Additionally, the allowance for credit loss calculation includes subjective adjustments for qualitative risk factors that could likely cause estimated credit losses to differ from historical experience. The factors include assessments of various economic conditions, significant events that occurred, geographic location, size and credit ratings of the customers. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. Accounts deemed uncollectible are written off against the allowance for credit loss. Refer to Note 4- Customer Concentrations and Accounts Receivable in the Notes to Condensed Consolidated Financial Statements for details of the allowance for credit loss recorded.

3.  Recently Issued Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The amendments in this ASU provide guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable forecasts. With certain exceptions, the transition to the new guidance will be through a cumulative effect adjustment to opening accumulated deficit as of the beginning of the first reporting period in which the guidance is adopted. On April 1, 2023, the Company adopted Topic 326. The standard required entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The adoption did not have a material impact on its financial statements and no adjustment was made to retained earnings.

Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280). This update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this update revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The adoption of this guidance will impact the Company’s disclosures only and will not have a material impact on its financial statements. The Company is in the process of assessing the effect adoption will have on its annual consolidated financial statement disclosure.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.

4.  Customer Concentrations and Accounts Receivable

Accounts receivables are presented on the Condensed Consolidated Balance Sheets, net of estimated credit losses. The carrying amounts of trade accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with ASC 326, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. The Company evaluated its current estimate of expected credit losses and determined that there was no significant change. It took into account certain economic factors in calculating the risk factors used to determine the CECL historical loss rate for each aging bucket. Additionally, the Company analyzed the risk of our receivables using geography and other customer circumstances to determine its allowance for credit risk. Changes in the CECL allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2023	$4,813
Provision for credit losses	—
Write-offs	(435)
Balance, June 30, 2023	$4,378

Horizon Power Systems (“Horizon”) and E-Finity Distributed Generation (“E-Finity”), two of the Company’s domestic distributors and Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s international distributors, accounted for 15%, 10% and 13% of revenue for the three months ended June 30, 2023, respectively. Cal Microturbine and E-Finity Distributed Generation, LLC (“E-Finity”), two of the Company’s domestic distributors accounted for 24% and 11%, of revenue for the three months ended June 30, 2022, respectively.

Additionally, Horizon and Cal Microturbine accounted for 12% and 10% of net accounts receivable as of June 30, 2023, respectively. E-Finity accounted for 12% of net accounts receivable as of March 31, 2023. The Company did not have a credit loss expense during the three months ended June 30, 2023 and 2022.

5.  Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	June 30,	March 31,
	2023	2023
Raw materials	$26,795	$26,745
Finished goods	11,386	13,695
Total	38,181	40,440
Less: non-current portion	(3,343)	(3,112)
Total inventory, net-current portion	$34,838	$37,328

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of June 30, 2023 was 0.9 years. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2023 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,673
25 to 36 months	1,670
Total	$3,343

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	June 30,	March 31,
	2023	2023
Machinery, equipment, automobiles and furniture	$14,933	$14,760
Leasehold improvements	8,868	8,868
Molds and tooling	3,516	3,516
Rental assets	29,146	26,868
	56,463	54,012
Less: accumulated depreciation	(30,705)	(29,737)
Total property, plant, equipment and rental assets, net	$25,758	$24,275

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.9 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively.

7. Equity

The following table summarizes, by Condensed Consolidated Statements of Operations line item, stock-based compensation expense (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Cost of goods sold	$15	$3
Research and development	26	25
Selling, general and administrative	265	204
Stock-based compensation expense	$306	$232

Stock Plans

2000 and 2017 Equity Incentive Plans

In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Green Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan initially provided for awards of up to 300,000 shares of Common Stock. The 2017 Plan is administered by the Compensation and Human Capital Committee designated by the Board (the “Compensation Committee”). The Compensation Committee’s authority includes determining the number of incentive awards and vesting provisions. On June 5, 2018, the Company’s Board adopted an amendment to the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 300,000 shares of Common Stock. The amendment of the 2017 Plan was approved by the Company’s stockholders at the 2018 annual meeting of stockholders on August 30, 2018. Since this time, the Company’s stockholders have approved amendments to increase the aggregate number of shares authorized for issuance under the 2017 Plan by an additional 2,200,000 shares of Common Stock, including, most recently, on June 7, 2022. The Company’s Board adopted Amendment No. 6 (the “Plan Amendment”) to the 2017 Plan on June 7, 2022 to increase the aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan by 600,000 shares of Common Stock. The Plan amendment was approved by the Company’s stockholders at the 2022 annual meeting of stockholders on September 12, 2022.

As of June 30, 2023, there were 309,588 shares available for future grants under the 2017 Plan.

See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s adoption of the 2023 Equity Incentive Plan.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two-year vesting, 100% vests on the second-year anniversary of the grant date. For restricted stock units with three-year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four-year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the three months ended June 30, 2023:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2023	842,631	$3.13
Granted	679,060	0.77
Vested and issued	(39,923)	5.10
Forfeited	(4,237)	3.90
Non-vested restricted stock units outstanding at June 30, 2023	1,477,531	1.99
Restricted stock units expected to vest beyond June 30, 2023(1)	1,477,531	$1.99
(1)	Unvested RSUs expected to vest beyond the Effective Date were cancelled on the Effective Date in accordance with the Plan. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s emergence from bankruptcy.

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended June 30,
	2023	2022
Restricted stock compensation expense (in thousands)	$306	$232
Aggregate fair value of restricted stock units vested and issued (in thousands)	$48	$129
Weighted average grant date fair value of restricted stock units granted during the period	$1.20	$2.44

During the three months ended June 30, 2023, the Company granted 433,844 RSU with a three-year vesting period. As of June 30, 2023, there was approximately $1.8 million of total compensation cost related to unvested restricted stock units that was expected to be recognized as expense over a weighted average period of 2.3 years, however upon the Effective Date of the bankruptcy Plan, the expense was no longer recognized by the Company. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s bankruptcy.

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

During the three months ended June 30, 2023, the Company granted 245,216 PRSUs with a three-year performance measurement and the criteria measured by the Company’s aftermarket sales absorption. During the three months ended June 30, 2022, the Company granted 72,412 PRSUs with a three-year performance measurement and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption.

The weighted average per share grant date fair value of PRSUs granted during the three months ended June 30, 2023 and 2022, was $1.20 and $3.80, respectively. Based on the Company’s assessment as of June 30, 2023, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during the three months ended June 30, 2023 and 2022. The PRSU awards for each participant were cancelled on the Effective Date in accordance with the Plan. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

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

On April 7, 2022, the Board approved an extension of the NOL Rights Agreement from May 6, 2022 to May 6, 2025. This extension was approved by the stockholders at the 2022 annual meeting of stockholders held on September 12, 2022. Refer to Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements in regard to termination of NOL Rights Agreement.

8.  Warrants

Warrants

Goldman Warrants

On February 4, 2019, the Company sold to Goldman Sachs & Co. LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Warrant”) pursuant to which the Holder may purchase shares of the Company’s Common Stock in an aggregate amount of up to 404,634 shares (the “Warrant Shares”). The Warrant was sold to the Holder at a purchase price of $150,000, in a private placement exempt from registration under the Securities Act. The Warrant may be exercised by the Holder at any time after August 4, 2019 at an exercise price equal to $8.86 and expired on February 4, 2024. The value of the Warrant was $2.3 million and has been classified as an equity instrument in additional paid in capital in the Company’s Condensed Consolidated Balance Sheets.

On December 9, 2019, the Company entered into an Amendment No. 1 to the Warrant with Special Situations Investing Group II, LLC (as successor in interest to Goldman Sachs & Co. LLC) (the “Warrant Holder”) that increased the number of Warrant Shares issuable under the Warrant and to decrease the exercise price from $8.86 per share to $3.80 per share.

On June 16, 2020, the Company entered into an Amendment No. 2 to the Warrant with the Warrant Holder that increased the number of Warrant Shares issuable under the Warrant and decreased the exercise price from $3.80 per share to $2.61 per share. Amendment No. 2 also amends the Warrant such that the Per Share Anti-Dilution Price (as defined therein) is equal to the exercise price per share as provided in Amendment No. 2 to the Warrant.

As a result of the decreases in exercise price, the Company recorded additional debt discounts with a corresponding entry to additional paid in capital in the Condensed Consolidated Balance Sheets and Statements of Stockholders Equity. As of June 30, 2023, the Warrant Holder was permitted to purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 warrant shares at an exercise price of $2.61 per share. The Warrants were cancelled on the Effective Date in accordance with the Plan. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

Goldman “2020 Warrant”

On October 1, 2020, the Company entered into an Amendment No. 3 to the Warrant with the Warrant Holder that amends the Warrant to, among other things, make certain changes necessitated by the issuance of a second warrant (the “2020 Warrant”) to the Warrant Holder pursuant to the Company’s entry into an Amended & Restated (“A&R”) Note Purchase Agreement (see Note 12 – Term Note Payable). The Company sold to the Warrant Holder the 2020 Warrant to purchase up to 291,295 shares (the “2020 Warrant Shares”) of the Company’s Common Stock. The 2020 Warrant was sold to the Warrant Holder at a purchase price of $10,000, in a private placement exempt from registration under the Securities Act. The 2020 Warrant may be exercised by the Warrant Holder at any time after October 1, 2020 at an exercise price equal to $4.76 and expired on February 4, 2024. The value of the 2020 Warrant was $0.8 million and was classified as an equity instrument in additional paid in capital in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2023, the Warrant Holder was permitted to purchase shares of the Company’s Common Stock in an aggregate amount of up to 291,295 2020 Warrant Shares at an exercise price of $2.75 per share. The 2020 Warrant was cancelled on the

Effective Date in accordance with the Plan. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with the terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of June 30, 2023, there were 75,000 Series D warrants outstanding. The pre-funded warrants and Series D warrants were each cancelled on the Effective Date in accordance with the Plan. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

August 2022 Warrants

On August 24, 2022, the Company issued 2,934,498 of common stock warrants with an exercise price of $2.75 (the “August 2022 Warrants”) pursuant to an underwriting agreement, dated as of August 18, 2022, by and between the Company, Lake Street Capital Markets, LLC and Joseph Gunnar and Company, LLC. The August 2022 Warrants were cancelled on the Effective Date in accordance with the Plan. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

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

Basis for Valuation

The carrying values reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The term note payable has been recorded net of a discount based on the fair value of the associated warrant and capitalized debt issuance costs and as of June 30, 2023 includes the Three-Year Term Note as discussed in Note 12 – Term Note Payable. The carrying values and estimated fair values of this obligation is as follows (in thousands):

	As of		As of
	June 30, 2023		March 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$50,991	$51,000	$50,983	$51,000

10. Supplemental Financial Statement Information

Other Assets

As of June 30, 2023, the Company had $2.5 million of royalty-related assets remaining recorded within the prepaid and other current assets and other assets line items on the accompanying Condensed Consolidated Balance Sheets. The asset is being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of C200 System unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of June 30, 2023.

The current and long-term portions of prepaid royalties, included in prepaid and other current assets and other assets, respectively, consisted of (in thousands):

	June 30,	March 31,
	2023	2023
Other current assets	$124	$124
Other assets	2,340	2,381
Royalty-related assets	$2,464	$2,505

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of (in thousands):

	June 30,	March 31,
	2023	2023
Trade payables	$30,040	$27,491
Accrued interest	1,620	1,620
Accrued professional fees	1,710	596
Accrued commissions	451	604
Accrued service claims	177	171
Other	290	(192)
	$34,288	$30,290

11. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and adjusts to the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities. Changes in the accrued warranty reserve consisted of the following (in thousands):

	June 30,	March 31,
	2023	2023
Balance, beginning of the year	$1,576	$1,483
Standard warranty provision	74	592
Deductions for warranty claims	(28)	(499)
Balance, end of the period	$1,622	$1,576

12. Term Note Payable

Three-Year Term Note

On February 4, 2019, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent (the “Collateral Agent”) and any other purchasers party thereto from time to time (collectively, the “Purchaser”). Under the Note Purchase Agreement, the Company sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), bearing interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity.

On October 1, 2020, the Company entered into the A&R Note Purchase Agreement. The A&R Note Purchase Agreement amends and restates that certain Note Purchase Agreement, as amended, dated February 4, 2019, by and among the Company, certain of its subsidiaries as guarantors, the Collateral Agent and various purchasers party thereto. Under the A&R Note Purchase Agreement, the Company issued an additional $20 million in Notes, increasing total borrowings to $50.0 million. Following entry into the A&R Note Purchase Agreement, all outstanding Notes bear interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum, payable on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three months). The Notes do not amortize and the entire principal balance is due in a single payment on the maturity date, September 1, 2024. Obligations under the A&R Note Purchase Agreement are secured by all of the Company’s assets, including intellectual property and general intangibles.

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

On May 12, 2021, the Company and the Collateral Agent entered into a First Amendment (the “Amendment”), to the A&R Note Purchase Agreement. The Amendment amends certain provisions of the A&R Note Purchase Agreement, including to (a) require the Company to expand its Rental Fleet (as defined in the A&R Note Purchase Agreement) by (i) at least 2.00 MW by the 9-month anniversary of the Closing Date (instead of 6.25 MW as provided in the A&R Note Purchase Agreement prior to the Amendment), and (ii) at least 12.50 MW by the 18-month anniversary of the Closing Date (which is unchanged from the covenant set forth in the A&R Note Purchase Agreement prior to the Amendment), and (b) increase the Company’s minimum consolidated liquidity requirement from $9.0 million to $12.2 million for the period from May 12, 2021 to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement require the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, the Company was not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, the Company was in breach of the Adjusted EBITDA covenant as of May 27, 2022. On July 13, 2022 the Company entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement has been amended to, among other things, add certain new covenants, including requirements that the Company uses its commercially reasonable best efforts to raise at least $10.0 million through a sale of its common stock by September 14, 2022 and refinance the Notes by October 1, 2022.

On March 13, 2023, the Company transferred $9.0 million of funds from Bridge Bank, Affiliate of Western Alliance Bank, to Wells Fargo Bank. The Wells Fargo Bank account did not have an account control agreement in place, resulted in a breach of the covenant requiring the Company to have at all times a liquidity (i.e., cash in accounts covered by account control agreements) (the “Liquidity Covenant”) of at least $9.0 million. The Company transferred the $9.0 million back to its Bridge Bank account on April 5, 2023. On April 21, 2023, the Company again breached the Liquidity Covenant when its total funds in accounts subject to account control agreements fell below $9.0 million. On July 3, 2023, the Company failed to make the interest payment for the most recently ended quarter. On July 6, 2023, the Company entered into the A&R NPA Fourth Amendment with the Purchase and the Collateral Agent.

As of June 30, 2023, $51.0 million in borrowings were outstanding under the Notes, which includes the $1.0 million accrual for an exit fee to be paid at maturity or upon pre-payment. Interest expense related to the Notes during the three months ended June 30, 2023 and 2022 was $1.7 million and $1.4 million, respectively, and includes $9,000 in amortization of debt issuance costs in both periods.

As a result of the Company’s restated earnings, the Company was not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement. The breach required a change in classification of the term note payable to current liability on the Company’s Condensed Consolidated Balance Sheet resulting in a liquidity issue for the Company. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the outstanding debt and the post emergence financing.

13.  Revenue Recognition

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

Factory Protection Plan In addition to the provision of standard warranties, the Company offers Factory Protection Plans (“FPP”) to minimize product downtime and control maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the 30-day, FPP contract period with automatic renewals for 5, 10, 15, or 20 years under ASC 606. The related costs are accrued at the time a customer submits an order, and the order’s compliance with the terms of the plan are confirmed, for a replacement part to reflect the Company’s obligation. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation. The provision is periodically adjusted to reflect actual experience. FPP contracts typically go into effect once the standard warranty expires. The current carrying amount of the liability is $11.2 million.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended June 30,
	2023	2022
Microturbine Products	$13,007	$9,404
Accessories	200	394
Total Product and Accessories	13,207	9,798
Parts and Service	7,666	7,675
Rentals	3,030	1,292
Total Revenue	$23,903	$18,765

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended June 30,
	2023	2022
United States	$11,534	$10,919
Mexico	724	610
All other North America	571	567
Total North America	12,829	12,096
Russia	—	800
All other Europe	6,906	2,706
Total Europe	6,906	3,506
Asia	694	1,214
Australia	2,998	305
All other	476	1,644
Total Revenue	$23,903	$18,765

Contract Balances

The Company’s deferred revenues consist of advance payments for microturbine products, parts, accessories and FPP contracts, but not yet delivered (contract liabilities), as well as advance payments on service obligations and extended warranties. The current portion of deferred revenue is included in deferred revenue and the non-current portion of deferred revenue is included in deferred revenue, non-current liabilities in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	June 30,	March 31,
	2023	2023
Opening balance, beginning of the year	$24,189	$15,816
Closing balance, end of the period	$19,605	$24,189
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$8,545	$13,026

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP agreements are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of June 30, 2023, approximately $4.5 million of revenue is expected to be recognized from remaining performance obligations for FPP agreements. The Company expects to recognize revenue on approximately $3.7 million of these remaining performance obligations over the next 12 months and the balance of $0.8 million will be recognized thereafter.

The Company’s Distributor Support System (the “DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geographic and market verticals. This program is funded by the Company’s distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight-line basis over a calendar year period. Deposits are primarily non-refundable cash payments from distributors for future orders.

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

14.  Commitments and Contingencies

Purchase Commitments

As of June 30, 2023, the Company had firm commitments to purchase inventories of approximately $45.0 million through Fiscal 2026. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 15 – Leases.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2023, no significant inventories of this nature were held at distributors.

Legal Matters

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California for the County of Los Angeles under the following caption: Capstone Turbine Corporation v. Turbine International, LLC; Case No. 20STCV04372 (“Capstone-Turbine Intl. Litigation”). The Company has alleged claims against Turbine Intl. for breach of contract and for injunctive relief relating to the parties’ prior distributor relationship, which terminated at the end of March 2018, and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement and promissory note in favor of Capstone. As remedies for these claims, the Company is seeking compensatory and consequential damages, along with injunctive relief and attorney’s fees, interest, and costs.

On March 18, 2020, Turbine Intl. filed its answer and cross-claims in the Capstone-Turbine Intl. In its cross-claims, Turbine Intl. asserted claims against Capstone, and individually against Mr. James Crouse, Capstone’s Chief Revenue Officer, for breach of contract under the distributor agreement, accounts receivable agreement and promissory note, fraud, breach of the covenant of good faith and fair dealing, unjust enrichment and constructive trust, negligent misrepresentation, violation of the California unfair practices act, violation of the racketeer influenced corrupt organizations act, and conspiracy to commit fraud. As remedies for these alleged claims, Turbine Intl. is seeking compensatory, consequential, and punitive damages along with attorney’s fees, interest, and costs. Capstone answered the cross-claims on May 7, 2020.

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

As of June 30, 2023, discovery had been served and answered on both sides. On May 17, 2024, the trial was set for July 29, 2024; and the court ordered the parties to mediate the matter by June 19, 2024. On July 2, 2024, Turbine Intl. petitioned the court for a continuance and to reopen discovery. The court granted the continuance and set the trial date for December 2, 2024 and rejected the request to reopen discovery. Mediation remains court ordered. The Company has not recorded any liability as of June 30, 2023 as the cross-claims are considered to be without merit and the success of the claims to be remote and indeterminable.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”) and self-reported its findings to the Division of Enforcement of the Securities and Exchange Commission (the “SEC”). Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature may be costly and require management to devote significant time and attention away from the ongoing operation of the business.  The Company cannot predict the duration or outcome of this matter.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a distributor of the Company, submitted a demand for arbitration before the American Arbitration Association seeking, among other things, approximately $24.5 million in damages and alleging that the Company breached its distributor agreement with Cal Microturbine and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the distribution agreement. The parties have completed selection of an arbitration panel; but the matter is in its preliminary stages with no hearing date set as of the date hereof. The Company cannot estimate the outcome and plans to fight the claim vigorously.

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

Rouse v. Capstone Green Energy Corporation

On June 18, 2024, a complaint for damages was filed in the Superior Court of the State of California, County of Los Angeles captioned Mark Rouse v. Capstone Green Energy Corporation alleging violations of the California labor code, breach of contract, conversion, breach of covenant of good faith and fair dealing and wrongful termination.  The complaint seeks damages, medical expenses, attorneys’ fees, interest and costs related to the termination of Mr. Rouse’s employment and alleged non-payment of sales commissions in excess of $300,000. The Company is engaged in settlement discussions with Mr. Rouse’s counsel and has yet to file its answer to the complaint. No hearing date has been set in the matter as of the date hereof. The Company has not recorded any liability as of June 30, 2023 as the matter is too early to estimate and any outcome would be immaterial to the financial results.

15. Leases

Lessor

The Company rents microturbine equipment to its customers for terms up to thirty-six months with an extension option, which may impact the lease term. Monthly rental payments are fixed; however, the leases may include variable payments for fuel, excess labor, additional equipment, or technician labor and engineering support. As further described below, the Company rents certain microturbine equipment back from customers and subleases this equipment to end users as a part of its Energy-as-a-Service business.

At June 30, 2023, the Company’s minimum rental revenue to be received under operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2024 (remainder of fiscal year)	$2,738
2025	3,702
2026	2,422
2027	1,492
2028	1,380
Thereafter	1,081
Total minimum rental revenue	$12,815

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

During the first quarter of Fiscal 2024, the Company entered into two rental agreements, to rent used microturbine equipment from customers where that equipment was not currently in use. These rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore not included in the determination of the lease term. As of June 30, 2023, lease commitments totaled approximately 11.8 MW of microturbines and have an average term of 36 months, and a total commitment value of approximately $10.5 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Finance lease costs (1)	$204	$—
Operating lease costs	906	365
Total lease costs	$1,110	$365
(1)Interest expense is included in finance lease costs

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	June 30, 2023	March 31, 2023
Finance lease right-of-use assets	$4,389	$4,529
Operating lease right-of-use assets	9,136	8,808
Total right-of-use assets	$13,525	$13,337

Finance lease liability, current	$840	$773
Operating lease liability, current	2,881	2,492
Finance lease liability, non-current	2,641	2,903
Operating lease liability, non-current	6,534	6,588
Total lease liabilities	$12,896	$12,756

Finance leases:
Weighted average remaining lease life	2.02 years	2.27 years
Weighted average discount rate	13.00%	13.00%
Operating leases:
Weighted average remaining lease life	4.57 years	4.86 years
Weighted average discount rate	12.00%	12.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$681	$—
Operating cash flows from finance leases	$11	$—
Operating cash flows from operating leases	$899	$393
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$960	$512

At June 30, 2023, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2024 (remainder of fiscal year)	$762	$2,898
2025	1,016	3,808
2026	1,963	2,796
2027	—	319
2028	—	256
Thereafter	—	2,138
Total lease payments	$3,741	$12,215
Less: imputed interest	(260)	(2,800)
Present value of lease liabilities	$3,481	$9,415

16. Net Loss Per Common Share

Basic loss per common share is computed using the weighted-average number of Common Shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments anti-dilutive. Outstanding stock options and restricted stock units at June 30, 2023 and 2022 totaled 1.5 million and 0.7 million, respectively. As of June 30, 2023 and 2022, the number of warrants excluded from diluted net loss per common share computations was approximately 3.8 million and 0.8 million, respectively.

17.  Subsequent Events

On July 6, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the A&R Note Purchase Agreement among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.), as Collateral Agent and the purchaser party thereto (the “Purchaser”). The Fourth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the Company’s breach of the minimum Consolidated Liquidity covenant contained in the A&R Note Purchase Agreement, the failure to make the interest payment for the most recently ended quarter and certain other breaches specified therein; (ii) the extension of the maturity of the $50 million aggregate principal amount of Notes outstanding pursuant to the A&R Note Purchase Agreement from October 1, 2023 to September 1, 2024; (iii) an amendment fee payable by the Company at maturity equal to 1.00% of the principal balance of the Notes on the effective date of the Fourth Amendment (the “Fourth Amendment Effective Date”); (iv) a due date for the next interest payment on the date that is 30 days from the Fourth Amendment Effective Date, which interest payment was originally due on July 3, 2023; (v) following the Company’s entry into a Transaction Support Agreement (as defined below), the payment-in-kind of the quarterly interest payments that are due following the next the interest payment; (vi) a new minimum Consolidated Liquidity covenant requirement of $4.0 million, commencing on July 14, 2023, which amount will increase to $4.5 million on August 16, 2023 and to $6.0 million on August 31, 2023; (vii) the replacement of the Adjusted LIBO Rate with a Term SOFR interest rate benchmark; (viii) the ability for the Collateral Agent to either (A) force a conversion of the interest rate benchmark to Base Rate or (B) impose default interest during an Event of Default; (ix) the right for one designated the Collateral Agent board observer to attend the meetings of the Company’s Board of Directors (and committees thereof) in a non-voting capacity, subject to certain customary exceptions; and (x) the amendment to certain provisions of the A&R Note Purchase Agreement, including to add a number of new covenants.  Those new covenants include requirements that the Company (i) enter into a transaction support agreement with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company (the “Transaction Support Agreement”) within 30 days of the Fourth Amendment Effective Date; (ii) subject to necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the Transaction Support Agreement in form and substance satisfactory to the Collateral Agent within 45 days after the Fourth Amendment Effective Date; (iii) close the transactions specified by the Transaction Support Agreement by September 15, 2023; and (iv) provide a Section 382 analysis (i.e., an analysis relating to the potential limitation of the use of the Company’s net operating loss carryforwards due to ownership changes, which loss carryforwards the Company understands may be potentially valuable in one or more transaction structures) to the Collateral Agent on a quarterly basis. The Fourth Amendment also imposes restrictions on the Company’s ability to (i) pay professional fees for the 30 days following the Fourth Amendment Effective Date in excess of $2,000,000 in the aggregate; (ii) make certain other cash disbursements in excess of thresholds set forth in the Fourth Amendment; and (iii) amend existing, or enter into new, employment agreements or pay or incur any bonus or severance payment.

On August 16, 2023, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the A&R Note Purchase Agreement by and among the Company, certain subsidiaries of the Company, the Collateral Agent and the Purchaser. The Fifth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the Company’s breach of a covenant contained in the A&R Note Purchase Agreement to enter into a Transaction Support Agreement with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company within 30 days of the Fourth Amendment Effective Date and the failure to make an interest payment within 30 days of the Fourth Amendment Effective Date; (ii) a due date for the next interest payment on August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, which interest payment was originally due within 30 days of the Fourth Amendment Effective Date to the A&R Note Purchase Agreement; (iii) a minimum Consolidated Liquidity covenant requirement of $3.5 million, commencing on July 14, 2023 and operative through September 1, 2024; and (iv) the amendment of the milestones with respect of the Transaction Support Agreement to require that the Company (A) agree to the terms and form of the Transaction Support Agreement (which may include a structure including bankruptcy proceedings) with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the

Company by August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion,(B) subject to any necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the Transaction Support Agreement in form and substance satisfactory to the Collateral Agent by August 31, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, and (C) that the Company shall have closed the transactions specified by the Transaction Support Agreement by September 15, 2023 or such later date as is agreed by the Collateral Agent in its sole discretion.

On September 22, 2023, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Amended and Restated Note Purchase Agreement by and among the Company, certain subsidiaries of the Company, the Collateral Agent and the purchaser. Pursuant to the Sixth Amendment, the Company issued and the Purchaser purchased for $3,000,000 in cash additional senior secured notes on September 22, 2023 (the “Additional Notes”). The Additional Notes bear interest at the SOFR Rate plus 8.75% per annum, payable-in-kind on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The entire principal amount of the Additional Notes is due and payable on September 1, 2024 (the “Maturity Date”). The Additional Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

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

DIP Note Purchase Agreement

On October 3, 2023, the Debtors entered into a super-priority senior secured debtor-in-possession note purchase agreement (the “DIP Note Purchase Agreement”) with Broad Street and the Collateral Agent. Broad Street provided the Debtors with a credit facility (the “DIP Facility”) in an aggregate principal amount of $30.0 million, consisting of (1) $12.0 million new money DIP notes, and (2) a roll-up of a portion of secured obligations under the existing pre-petition debt with Broad Street in the amount of $18.0 million, subject to the terms and conditions set forth in the DIP Note Purchase Agreement. On September 28, 2023, the Debtors filed the Motion of Debtors for Interim and Final Orders (I) Authorizing the Debtors to Obtain Senior Secured Postpetition Financing, (II) Granting Liens and Superpriority Administrative Expense Status, (III) Authorizing the Use of Cash Collateral, (IV) Granting Adequate Protection to Pre-Petition Secured Parties, (V) Scheduling a Final Hearing, and (VI) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Note Purchase Agreement was attached to the joint prepackaged Chapter 11 plan of reorganization (as amended, restated, supplemented or otherwise modified from time to time, the “Plan”) filed as part of the voluntary petition.

On October 2, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Note Purchase Agreement, the Debtors were authorized to make a single, initial draw of $9.0 million on the DIP Facility (the “Initial Draw”). The remaining $3.0 million of the DIP Facility became available to be drawn by the Debtors on November 13, 2023, after the Bankruptcy Court entered the Final DIP Order (the “Final Order”). The amount was drawn by the Debtors on October 24, 2023, after the entry of the Final Order and compliance with the terms, conditions, and covenants to be set forth in the DIP Note Purchase Agreement. Substantially all of the Debtors’ assets were encumbered by first-priority liens of the purchaser under the DIP Note Purchase Agreement.

The Bankruptcy Court originally set a final hearing date on November 7, 2023, in accordance with the requirements of the TSA. On November 3, 2023, the final hearing was cancelled and rescheduled to November 13, 2023, with the permission of the Bankruptcy Court.

Emergence from Voluntary Chapter 11 Proceedings

The Bankruptcy Court confirmed the Plan on November 14, 2023, and the Debtors satisfied all conditions required for Plan effectiveness and the Company emerged from the Chapter 11 Cases ("Emergence") on the Effective Date. On or following the emergence date and pursuant to the terms of the Plan, the following occurred or became effective:

▪Restructuring: The Company was reorganized pursuant to the TSA and the legal entity Capstone Green Energy Corporation became a private company (“Reorganized PrivateCo”) that continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”) and certain income tax attributes that remained with the Reorganized PrivateCo. All other creditors other than the pre-petition senior secured lender of the Company were unimpaired and unaffected by the bankruptcy case. The Company has and will continue to pay vendors and other creditors following Emergence. Capstone Turbine International became a publicly traded company and was renamed Capstone Green Energy Holdings, Inc. This entity is the successor entity for purposes of Securities and Exchange Commission registration. Pre-petition equity holders received 100% of the common equity in Capstone Green Energy Holdings, Inc., subject to dilution for any equity incentive plans implemented as part of the reorganization, including shares of class B common stock issued to certain key employees and directors. All equity of the Reorganized PrivateCo was cancelled. The Reorganized PrivateCo equity is owned 100% by the pre-petition senior secured lender in exchange for the satisfaction of $35.0 million of its pre-petition claims, and $10.0 million of its DIP claim. A new subsidiary to Capstone Green Energy Holdings, Inc. was created, issuing 100% of its common equity to Capstone Green Energy Holdings, Inc. and 100% of its preferred equity to the Reorganized PrivateCo, with such preferred equity representing a non-dilutable 37.5% equity ownership interest in the new subsidiary. Accordingly, the public entity owns common equity interests representing a 62.5% equity ownership interest in the new subsidiary. Such new subsidiary conducts all of the Capstone business (other than in respect of the Retained Assets).

▪Exit Financing: The DIP Facility converted into an Exit Facility (as defined herein) for an aggregate principal amount of $28.0 million, consisting of (1) $7.0 million new money notes, (2) a roll-up of secured obligations under the pre-petition debt in the amount of $8.0 million, and (3) a roll-up of the DIP new money notes of $12.0 million plus accrued and unpaid interest thereon, subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among Capstone Green Energy LLC, as the issuer, Capstone Green Energy Holdings, Inc. and Capstone Turbine Financial Services, LLC, as the guarantors, Broad Street and the Collateral Agent. The new money notes mature two years from the Effective Date, and the roll-up debts mature three years from the emergence date. Interest is calculated using a SOFR rate plus an applicable margin, and a portion is paid-in-kind until the third year following emergence. In the original Plan, the exit facility was to be for an aggregate principal amount of $25.0 million, with only $5.0 million in new money notes. The final approved Plan increased the new money notes to $7.0 million upon the confirmation of the Plan by Bankruptcy Court.

NOL Rights Agreement

In connection with the Emergence and in accordance with the Plan, the NOL Rights Agreement was terminated and the obligations of the Company thereunder were discharged by order of the Bankruptcy Court.

Exit Facility Agreement

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

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The Notes issued pursuant to the Exit Note Purchase Agreement are secured by a lien on substantially all of the present and future property and assets of Operating Subsidiary and each Guarantor, subject to customary exceptions and exclusions. The Exit Note Purchase Agreement also includes conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other customary provisions, including financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA.

As of March 31, 2024, the Company was not in compliance with the minimum adjusted EBITDA covenant contained in the Exit Note Purchase Agreement. In anticipation of such default, the Company obtained a waiver from the Purchaser and the Collateral Agent on March 27, 2024. There can be no assurance that the Purchase and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Notes.

On June 28, 2024, the Company entered into the First Amendment (the “First Amendment”) to the Exit Note Purchase Agreement.

The First Amendment provides for: (i) the amendment of the Adjusted EBITDA financial covenant to (a) allow adjustment for costs related to the restatement of, or other adjustments to, the financial statements of the Company for the period beginning on the Closing Date (as defined in the Exit Note Purchase Agreement) and ending at the end of the 2025 Fiscal Year and (b) the Adjusted EBITDA financial covenant to be first tested at the quarter ended September 30, 2024, (ii) the amendment of the Minimum Consolidated Liquidity financial covenant to (a) reduce the Minimum Consolidated Liquidity to $1,000,000 from September 30, 2024 to March 30, 2025 and (b) defer the testing of the Minimum Consolidated Liquidity financial covenant to September 30, 2024 and (iii) the extension of the deadline for the delivery of the Company’s audited financial statements for the fiscal year ended March 31, 2024 (the “fiscal 2024 financial statements”) to September 27, 2024 and the removal of the covenant that the fiscal 2024 financial statements be accompanied by a report and opinion of an independent certified public accountant which is not subject to any “going concern” or like qualification.

 The minimum liquidity covenant will be tested at all times from and after September 30, 2024, and will require the Company and its subsidiaries to maintain a minimum average Consolidated Liquidity (as defined in the First Amendment) during any seven consecutive day period of no less than:

(i) from September 30, 2024 to March 30, 2025, $1,000,000;

(ii) from March 31, 2025 to June 29, 2025, $2,500,000;

(iii) from June 30, 2025 to September 29, 2025, $3,000,000;

(iv) from September 30, 2025 to March 30, 2026, $3,500,000; and

(v) from March 31 2026 to December 7, 2026, $4,000,000.

The minimum consolidated adjusted EBITDA covenant will be tested on the last day of each fiscal quarter, commencing with March 31, 2024, and will require the Company and its subsidiaries to maintain a minimum Consolidated Adjusted EBITDA (as defined in the First Amendment) as at the end of any fiscal quarter (i) from the Closing Date until

September 30, 2024, for the period of the fiscal quarters then ended in such calendar year and (ii) from October 1, 2024, for the four fiscal quarter period then ended, to be less than the correlative amount indicated below (with corresponding calendar quarters also included as reference):

Fiscal Quarter Ending	Consolidated Adjusted EBITDA
September 30, 2024	$2,500,000
December 31, 2024	$4,000,000
March 31, 2025	$5,000,000
June 30, 2025	$5,500,000
September 30, 2025	$6,000,000
December 31, 2025	$6,500,000
March 31, 2026	$8,000,000
June 30, 2026	$8,000,000
September 30, 2026	$8,000,000

Operating Subsidiary LLC Agreement

In connection with the Emergence, on the Effective Date, Operating Subsidiary, Reorganized PrivateCo and the Company entered into the Operating Subsidiary LLC Agreement.  Pursuant to the Operating Subsidiary LLC Agreement, the Company owns Common Units with an aggregate value representing 62.5% equity ownership in the Operating Subsidiary and Reorganized PrivateCo owns Preferred Units with an aggregate value representing non-dilutable 37.5% equity ownership in the Operating Subsidiary on an as-converted basis. The Preferred Units rank senior in certain respects to the Common Units and subordinate to Operating Subsidiary’s existing and future indebtedness, and the Preferred Units will be entitled to vote with the Common Units on an as-converted basis. Additionally, pursuant to the Operating Subsidiary LLC Agreement, Operating Subsidiary may not undertake certain actions without the prior written approval of Reorganized PrivateCo. Subject to certain exceptions, Operating Subsidiary may not, among other things: (1) alter or change the rights, preferences or privileges of the Preferred Units or amend any of Operating Subsidiary’s governing documents; (2) make any change in corporate form, including conversion to a corporation; (3) increase the authorized number of Preferred Units; (4) issue any Common Units or equivalents to any person or group of persons (other than the Company), or approve the sale by the Company of Common Units or equivalents to any person or group of persons, such that after the issuance or sale, as applicable, such person or group of persons would own an aggregate number of Common Units in excess of 25% of the actually outstanding Common Units on the date of the Operating Subsidiary LLC Agreement; (5) create any new class of units with preference over, or parity with, the Preferred Units; (6) authorize, issue or reclassify any securities issued by Operating Subsidiary, its subsidiaries and controlled affiliates (the “Restricted Entities”), other than issuances of Common Units to the Company; (7) sell, issue, sponsor, create or distribute any digital tokens, cryptocurrency or other blockchain-based assets; (8) incur new third party indebtedness exceeding $5.0 million, other than (A) debt contemplated by the TSA, (B) lease or other obligations relating to the rental of equipment to customers or otherwise for energy-as-a-service (EaaS) business activity and (C) debt permitted under the Exit Note Purchase Agreement; (9) declare or pay distributions other than (A) for tax purposes and (B) distributions from Operating Subsidiary’s subsidiaries or controlled affiliate to Operating Subsidiary or its wholly owned subsidiaries; (10) effectuate any liquidation event; (11) acquire any business, ownership of any equity securities in any person other than a wholly owned subsidiary, or enter into a joint venture arrangement; (12) conduct any public offering or direct listing on a national securities exchange; (13) enter into any merger or other transaction resulting in Operating Subsidiary’s equity interests being listed or quoted for trading on an exchange or otherwise subject to registration; (14) commence, settle, defend or make any material decisions with respect to any material settlement or litigation; (15) make any material change to the nature of Operating Subsidiary’s Existing Business (as defined in the Operating Subsidiary LLC Agreement); or (16) enter into any affiliated party transaction except for (A) payments to holders of Common Units (including the Company) in accordance with the terms of the Services Agreement (described below) and (B) compensation arrangements.

Pursuant to the Operating Subsidiary LLC Agreement, the Company, its subsidiaries and controlled affiliates (other than the Restricted Entities) (the “Unrestricted Entities”) may not, without the consent of the holders of a majority of the Preferred Units held by the Preferred Members (the “Preferred Requisite Members” which, on the effective date of the Operating Subsidiary LLC Agreement is solely the Reorganized PrivateCo), engage in any business opportunities, make any investments or enter into any transactions, including any of the foregoing which are or would reasonably be expected to be within the scope of, or would reasonably be deemed to be beneficial to, the Existing Business of Operating  Subsidiary; provided that such consent shall not be unreasonably withheld, conditioned or delayed, including in circumstances in which any Unrestricted Entity proposes to engage in any such business opportunities, make any such investments or enter into any such transactions and (i) where the business opportunity, investment or transaction (the “New Opportunity”) would constitute a change in the Existing Business if the Restricted Entities were to engage in such New Opportunity, make such investments or enter into such transactions and the Preferred Requisite Members do not consent to such change following Operating Subsidiary’s request reasonably in advance of such New Opportunity for the Preferred Requisite Members to be able to reasonably consider such request, or (ii) the New Opportunity is not within the scope of the Existing Business and either (A) the New Opportunity is first presented to Operating Subsidiary, Operating Subsidiary proposes such New Opportunity to the Preferred Requisite Members reasonably in advance of such New Opportunity for the Preferred Requisite Members to be able to reasonably consider such proposal, and the Preferred Members (as defined in the Operating Subsidiary LLC Agreement) do not agree to fund their proportionate share of the cost thereof, or (B) the New Opportunity is funded entirely with the proceeds of financing transactions by, or through the issuance of securities of, any Unrestricted Entity.

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

Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan

In connection with the Emergence, on November 30, 2023, the Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan (the “Incentive Plan”) was approved and adopted by the Capstone Green Energy Holdings, Inc. Board. The Incentive Plan is intended to, among other things, (i) attract and retain the types of employees, consultants and directors who will contribute the Company’s long-term success, (ii) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company, and (iii) promote the success of the Company’s business. The Incentive Plan was not approved by the Company’s stockholders. All outstanding unvested equity awards under the Capstone Green Energy Corporation 2017 Equity Incentive Plan were cancelled on the Effective Date in accordance with the Plan.

The Incentive Plan is administered by the Capstone Green Energy Holdings, Inc. Compensation and Human Capital Committee or the Board. No more than 3,000,000 shares of New Common Stock are available for the grant of awards under the Incentive Plan. The Company intends to issue equity awards to incentivize employees whose unvested equity awards were terminated in accordance with the Plan.

The aggregate value of awards granted during a single fiscal year to any non-employee director, together with any cash fees paid or to be paid to such non-employee director during the fiscal year and the value of awards granted to such non-employee director under any other equity compensation plan of the Company during the fiscal year, will not exceed a total value of $300,000.

The Capstone Green Energy Holdings, Inc. Board at any time, and from time to time, may amend or terminate the Incentive Plan.  However, (i) in some situations, no amendment shall be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy any applicable laws, and (ii) rights under any award granted before an amendment shall not be impaired by any amendment without the grantee’s written.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for Fiscal 2023. All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	our ability to realize the anticipated benefits of our recently completed financial restructuring;
●	the restrictions imposed by the covenants contained in the Exit Facility (as defined in Note 17 – Subsequent Events) and the Operating Subsidiary LLC Agreement (as defined in Note 17 – Subsequent Events) and our ability to comply with the financial covenants contained in the Exit Facility;
●	the impact of several recent key management changes and the Company’s ability to retain key employees following the financial restructuring;
●	risks related to the restatement of our previously issued consolidated financial statements, including costs, risks and uncertainties associated with the pending SEC investigation into the circumstances surrounding such restatement;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in the Annual Report on Form 10-K for Fiscal 2023;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	risks related to the limitation of capital available to the Company;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflicts in Ukraine, Israel and Gaza;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights;
●	the impact of pending or threatened litigation; and

●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2023.

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

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries prior to the Effective Date (as defined below) and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries following the Effective Date.

Recent Developments

Refer to Note 17– Subsequent Events in the Notes to Condensed Consolidated Financial Statements for a summary of our voluntary filing under Chapter 11 of the Bankruptcy Code and our emergence therefrom, the Exit Facility, the Operating Subsidiary LLC Agreement, Service Agreements, Trademark Licensing Agreement, the delisting of our common stock from the Nasdaq and the implemented 2023 Equity Incentive Plan.

Overview

We are the market leader in microturbine energy systems based on the number of microturbines sold annually and total installed base. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies in simple cycle mode. Utilities may also charge fees to interconnect to their power grids. However, when considering and including the waste heat from our microturbine (CHP and CCHP) the economic benefit improves significantly. Further, our clean technology can produce thermal energy at a lower carbon footprint. These benefits can be especially realized, when fuel costs are low, where the costs of connecting to the grid may be high or impractical (such as remote power applications or new grid services need to be provided), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines are an inverter-based technology and can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they help solve the tri-lemma: (1) resiliency, (2) sustainability and (3) affordability. Management also believes our products and services offer a level of flexibility not currently offered by other technologies such as reciprocating engines. We are currently exploring energy conversion options for the smaller end of the power spectrum.

During the three months ended June 30, 2023 our net loss increased by 35% to $5.7 million and our basic and diluted loss per share increased by 15% to $0.31 compared to $4.2 million and $0.27, respectively, in the same period of the previous fiscal year. The increase in the net loss during the three months ended June 30, 2023 was primarily the result of higher direct material costs, and higher operating and interest expenses, partially offset by increase in revenue and a greater contribution from the higher margin rental business.

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

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended June 30,
	2023	2022
Energy efficiency	43%	44%
Natural resources	47%	38%
Renewable energy	10%	11%
Microgrid	—	7%

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

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including oil and gas exploration, production, and at compression and transmission sites as a highly efficient and reliable source of power. In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, such as flare gas, or associated gas, into a useable fuel to provide prime power to these sites.

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbines, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment.

Backlog

Net product orders were approximately $2.8 million and $8.5 million for the three months ended June 30, 2023 and 2022, respectively. Ending backlog was approximately $26.1 million at June 30, 2023 compared to $42.8 million at March 31, 2023. Book-to-bill ratio was 0.2:1 and 1.4:1 for the three months ended June 30, 2023 and 2022, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

2.	Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors that resell our products to end users. We have a total of 52 distributors, OEMs and national accounts. In the United States and Canada, we currently have 8 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 44 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

3.	Service As part of our Energy-as-a-Service business line, we provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Factory protection plans are generally paid quarterly in advance.

We offer new and remanufactured parts through our global distribution network. Service revenue in the first quarter of Fiscal 2024 was approximately 21% of total revenue.

4.	Product Robustness and Life Cycle Maintenance Costs We continue to invest in enhancements that relate to high performance and high reliability. An important element of our continued innovation and product strategy is to focus on the engineering of our product hardware and electronics to make them work together more effectively and deliver improved microturbine performance, reliability and low maintenance costs to our customers.
5.	New Product Development Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C65, C200, C600, C800 and C1000

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

6.	Cost and Core Competencies We believe that the core competencies of our products are our recuperator design air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air-bearing technology. We continue to review avenues for cost reduction by sourcing from the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to leverage our costs as product volumes increase.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.

Note 2, “Basis of Presentation and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2023 describe the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended June 30,
	2023	2022
United States and Canada	$12.1	$11.5
Europe and Russia	6.9	3.5
Latin America	1.1	2.2
Asia and Australia	3.7	1.5
Middle East and Africa	0.1	0.1
Total	$23.9	$18.8

Revenue for the three months ended June 30, 2023 increased $5.1 million to $23.9 million from $18.8 million for the three months ended June 30, 2022. The $5.1 million increase was primarily driven by a $3.4 million increase in Europe and Russia, $2.2 million in Asia and Australia, and $0.6 million in United States and Canada, partially offset by a decrease of $1.1 million in Latin America. The increases in Europe and Russia, Asia and Australia, and United States and Canada were primarily attributable to an increase in our EaaS long-term rental services and product shipments into the natural resources vertical markets in those regions compared to the same period last year. The decrease in Latin America was primarily attributable to a decrease in our product shipments into the renewable energy and microgrid vertical markets compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2023			2022
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$13.0	11.0	62	$9.4	8.1	53
Accessories	0.2			0.4
Total Product and Accessories	13.2			9.8

Parts and Service	7.7			7.7
Rentals	3.0			1.3
Total	$23.9			$18.8

For the three months ended June 30, 2023, revenue from microturbine products and accessories increased $3.4 million, or 35%, to $13.2 million from $9.8 million for the three months ended June 30, 2022. The $3.4 million increase was primarily driven by an increase in megawatts and units shipped during the three months ended June 30, 2023 compared to the same period last year. Megawatts shipped were 11.0 megawatts and 8.1 megawatts during the three months ended June 30, 2023 and 2022, respectively. Average revenue per megawatt shipped was approximately $1.2 million during the three months ended June 30, 2023 and 2022, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, factory protection plan (“FPP”) contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $1.7 million, or 19%, to $10.7 million for three months ended June 30, 2023 from $9.0 million for the three months ended June 30, 2022. The $1.7 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan during the three months ended June 30, 2023 compared to the same period last year.

Sales to Horizon Power Systems, Optimal Group Australia Pty Ltd. and E-Finity Distribution Generation, LLC accounted for 15%, 13% and 10% of our revenue for the three months ended June 30, 2023, respectively. Sales to Cal Microturbine and E-Finity Distribution Generation, LLC accounted for 24% and 11% of our revenue for the three months ended June 30, 2022, respectively.

Gross Profit Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $3.4 million, or 14% of revenue, for the three months ended June 30, 2023 compared to a gross profit of $2.5 million, or 13% of revenue, for the three months ended June 30, 2022. The increase of $0.9 million was primarily the result of an increase in higher margin rental revenue. The increase was also due to higher direct material profit of $1.9 million and lower warranty expense of $0.1 million, partially offset by higher production and service center labor and overhead expense of $1.1 million.

Direct material profit, calculated as total revenue less our direct material costs, increased $1.9 million during the first quarter of Fiscal 2024 compared to the first quarter of Fiscal 2023. The increase was due to higher margin rental business, partially offset by higher direct material costs due to vendor price increases and supply chain shortages. We increased our sales prices effective January 2023 and are negotiating with vendors to reduce these costs.

Production and service center labor and overhead expense increased $1.1 million during the first quarter of Fiscal 2024 compared to the first quarter of Fiscal 2023, primarily because of increases of $0.7 million in depreciation and rent expense related to our rental business, $0.4 million in allocated costs for shared-services facilities expense and $0.2 million in consulting expense, partially offset by a decrease of $0.2 million in freight expense.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended June 30,
	2023	2022
Gross Profit
Product and accessories	$(1.0)	$—
As a percentage of product and accessories revenue	(7)%	0%

Parts, service and rentals	$4.4	$2.5
As a percentage of parts, service and rentals revenue	41%	28%

Total Gross Profit	$3.4	$2.5
As a percentage of total revenue	14%	13%

Product and accessories gross margin as a percentage of product and accessories revenue was (7)% during the three months ended June 30, 2023 and 2022. Parts, service and rentals gross margin as a percentage of parts and service revenue increased to 41% during the three months ended June 30, 2023, compared to 28% during the three months ended June 30, 2022 primarily as a result of higher margin rental revenue in the three months ended June 30, 2023.

Research and Development (“R&D”) Expenses increased $0.2 million, or 40%, to $0.7 million from $0.5 million as a result of lower costs from actions taken in our cost reduction plan during Fiscal 2023.

Selling, General, and Administrative (“SG&A”) Expenses increased $1.9 million, or 39%, to $6.8 million from $4.9 million primarily as a result of increases of approximately $0.8 million in consulting expense, $0.7 million in legal costs, $0.6 million in marketing related costs and $0.2 million in labor costs, partially offset by a decrease of $0.4 million in allocated costs for shared-services facilities expense during the three months ended June 30, 2023 compared to the same period last year.

Interest Expense for the three months ended June 30, 2023 and 2022 was $1.7 million and $1.3 million, respectively, due to an increase in interest rates. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balances decreased $7.0 million during the three months ended June 30, 2023, primarily due to cash used in operating activities. Cash used in investing activities was primarily to continue the expansion of the rental fleet.

Operating Activities During the three months ended June 30, 2023, we used $4.8 million in cash in our operating activities, which consisted of a net loss for the period of $5.7 million and cash used for working capital of $1.2 million, partially offset by non-cash adjustments (primarily depreciation and amortization, inventory provision, warranty provision and stock-based compensation) of $2.1 million. During the three months ended June 30, 2022, we used $3.6 million in cash in our operating activities, which consisted of a net loss for the period of $4.2 million, cash used for working capital of $0.9 million and non-cash adjustments (primarily depreciation and amortization, stock-based compensation, inventory provision and warranty provision) of $1.5 million.

The following is a summary of the significant sources (uses) of cash from operating activities (amounts in thousands):

	Three Months Ended June 30,
	2023	2022
Net loss	$(5,679)	$(4,200)
Non-cash operating activities(1)	2,102	1,521
Changes in operating assets and liabilities:
Accounts receivable	(1,941)	1,597
Inventories	2,401	178
Accounts payable and accrued expenses	3,624	(2,668)
Operating lease liability	(626)	(179)
Prepaid expenses, other current assets and other assets	(597)	(253)
Other changes in operating assets and liabilities	(4,086)	439
Net cash used in operating activities	$(4,802)	$(3,565)
(1)	Represents a change in depreciation and amortization, stock-based compensation expense, inventory provision, warranty provision and sales return allowances.

The change in non-cash operating activities during the three months ended June 30, 2023, compared to the same period the previous year was primarily driven by an increase in depreciation expense related to the additions to our rental fleet during the three months ended June 30, 2023. The change in accounts receivable was primarily the result of delayed collections during the three months ended June 30, 2023 compared to the same period in the previous fiscal year. The change in inventory was primarily the result of the decreases in finished goods and raw materials during the three months ended June 30, 2023 as we continue to manage inventory, compared to the three months ended June 30, 2022. The change in accounts payable and accrued expenses was primarily due to lower accounts payable payments to vendors during the three months ended June 30, 2023 compared to the same period of the previous fiscal year. The change in other operating assets and liabilities during the three months ended June 30, 2023 compared to the same period in the previous fiscal year, was primarily driven by the decreases in deferred revenue attributable to customer deposits, FPP contracts and DSS program.

Investing Activities Net cash used in investing activities was $2.2 million and $1.9 million during the three months ended June 30, 2023 and 2022, respectively, primarily due to the additions to our rental fleet of approximately $2.2 million and $1.8 million, respectively.

Financing Activities Net cash used in financing activities was $32,000 and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, which were the result of repayment of notes payable and lease obligations.

Term Note Payable On February 4, 2019, we entered into a Note Purchase Agreement, by and among us, certain of our subsidiaries as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as collateral agent and any other Purchasers party thereto from time to time, in connection with the sale of senior secured notes of us in a private placement exempt from registration under the Securities Act of 1933, as amended. Under the Note Purchase Agreement, we sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”). The first interest payment on the Notes was on March 31, 2019. On October 1, 2020, pursuant to Amended and Restated (“A&R”) Note Purchase Agreement, we increased the amount of borrowing under the Notes by $20.0 million to $50.0 million, and all outstanding Notes bore interest at the Adjusted (London Interbank Offer) LIBO Rate (as defined in the A&R Note Purchase Agreement) plus 8.75% per annum. The Notes did not amortize and the entire principal balance is due in a single payment on the maturity date. As of March 31, 2022, $51.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Pursuant to the First Amendment to the A&R Note Purchase dated as of May 12, 2021, the minimum consolidated liquidity requirement increased from $9.0 million to $12.0 million for the period from May 12, 2021 to March 31, 2022, and $9.0 million thereafter. The financial covenants of the A&R Note Purchase Agreement required the Company not to exceed specified levels of Adjusted EBITDA losses relative to its financial model, beginning with the fiscal quarter ending September 30, 2021. As of March 31, 2022, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement and did not cure such non-compliance by prepaying the Notes. As a result, we were in breach of the Adjusted EBITDA covenant as of May

27, 2022. On July 13, 2022 we entered into the A&R NPA Second Amendment with the Purchaser and the Collateral Agent, pursuant to which (i) the Purchaser and the Collateral Agent waived our breach of the Adjusted EBITDA covenant and (ii) the A&R Note Purchase Agreement was amended to, among other things, add certain new covenants, including requirements that we use our commercially reasonable best efforts to raise at least $10 million through a sale of our common stock by September 14, 2022 and refinance the Notes by October 1, 2022. On March 13, 2023, we transferred $9 million of funds from Bridge Bank, Affiliate of Western Alliance Bank, to Wells Fargo Bank. The Wells Fargo Bank account did not have an account control agreement in place, resulted in a breach of the Liquidity Covenant. We transferred the $9 million back to our Bridge Bank account on April 5, 2023. On April 21, 2023, we again breached the Liquidity Covenant when our total funds in accounts subject to account control agreements fell below $9 million. On July 3, 2023, we failed to make the interest payment for the most recently ended quarter.

As a result of our restated earnings, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement. The breach required a change in classification of the term note payable to current liability on the Condensed Consolidated Balance Sheet resulting in a liquidity issue for us. See Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for a summary of our current outstanding debt facility, which we entered into after June 30, 2023.

Lease Commitments During the first quarter of Fiscal 2024 we entered into two rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. We then rent this equipment to end users as part of our Energy-as-a-Service business. As of June 30, 2023, lease commitments totaled approximately 11.8 MW of microturbines, have an average term of 36 months, and a total commitment value of approximately $10.5 million.

Going Concern In connection with preparing the Condensed Consolidated Financial Statements for the three months ended June 30, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our financial statements. As of June 30, 2023, we had cash and cash equivalents of $5.8 million, and $51.0 million in borrowings were outstanding under the Notes. We incurred a net loss of $5.7 million and used cash from operating activities of $4.8 million during the first quarter of Fiscal 2024.

Depending on the timing of our future sales and collection of related receivables, managing inventory costs and the timing of inventory purchases and deliveries required to fulfill the backlog, our future working capital requirements may vary materially from those now planned. The amount of capital that we will need in the future to fund our operations will require us to achieve significantly increased sales volume, which is dependent on many factors, including:

●	the market acceptance of our products and services;
●	our business, product and capital expenditure plans;
●	capital improvements to new and existing facilities;
●	our competitors’ response to our products and services;
●	our relationships with customers, distributors, dealers and project resellers
●	our customers’ ability to afford and/or finance our products; and
●	reliability of the supply chain, including availability of raw materials.

Management evaluated these conditions in relation to our ability to meet our obligations as they become due. Our ability to continue current operations and to execute on management’s plan is dependent on our ability to generate cash flows from operations.

In May 2023, we implemented an expense reduction plan to align our cost structure. The cost reductions focused on non-operating, discretionary expenses and employee costs. Beginning May 12, 2023, nine employees were furloughed for a period of 180 days, the Sales Solutions Team was abandoned, and the effort in Energy Storage Products business was discontinued.

In February 2022, we announced that we reached our goal of having 21.1 MW of rental units in our fleet and under contract. As of June 30, 2023, we had 41.5 MW of rental units in our fleet and under contract. The EaaS rental unit timeline includes a delay between the time of manufacture and the time revenue from that unit is realized. The microturbine rental unit is built, allocated by a signed rental contract, and then commissioned at the customer site, at which point it begins to generate revenue. Additionally in March 2022, we announced that we increased the Distributor Support System, or DSS, program fee to 5% of prior calendar year revenue, from 3%, to support the expanding EaaS business.

Our accounts receivable balance, net of allowances, was $8.9 million and $7.1 million as of June 30, 2023 and March 31, 2023, respectively. DSO decreased by 11 days to 35 days as of June 30, 2023 compared to 46 days as of March 31, 2023, primarily due to an increase in revenue.

No assurance can be given that future credit loss expense will not increase above current operating levels. Increased credit loss expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. In addition, our ability to access the capital markets has been severely restricted or made very expensive at a time when we need, or would like, to do so, which has had a material adverse impact on our liquidity and financial resources. Certain industries in which our customers do business and certain geographic areas have been and could continue to be adversely affected by the previously referenced economic and geopolitical considerations.

Subsequent to June 30, 2023, we reduced our outstanding debt via proceedings in U.S. Chapter 11 Bankruptcy Court. On September 28, 2023, we filed for a prepackaged financial restructuring with our Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws, as further discussed in Note 17–Subsequent Events in the Notes to Condensed Consolidated Financial Statements. We emerged from Bankruptcy on December 7, 2023, and effected a financial and organizational restructuring.

In spite of these efforts and given our current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding our ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of our financial statements as of, and for the period ended June 30, 2023.

New Accounting Pronouncements

Refer to Note 3 – Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding new accounting standards.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Form 10-Q for the three-months ended June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 because of the material weaknesses described below.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 14 – Commitments and Contingencies — Legal Matters, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved. The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. In addition, the Company and certain of its former and current directors and officers are a party to several material legal proceedings. The outcome of litigation is inherently uncertain. If one or more legal matters were to be resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

Director Recommendation and Nomination Process

The amended and restated bylaws of Capstone Green Energy Holdings, Inc. that went into effect on the Effective Date provide that nominations by stockholders of persons for election to our Board may be made at an annual meeting of stockholders by any stockholder who (i) was a stockholder of record entitled to vote in the election of directors at the time of giving notice and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) complies with the notice procedures set forth below and as further described in our bylaws as to such nomination.

To be timely, a stockholder’s notice shall be delivered in written form to the Secretary at the principal executive offices of the Company not earlier than the close of business on the 150th calendar day and not later than the close of business on the 120th calendar day prior to the first anniversary of the date of the immediately preceding annual meeting of stockholders; provided, however, that if the date of the annual meeting is advanced by more than thirty (30) calendar days prior to such anniversary date or delayed more than seventy (70) calendar days after such anniversary date, a proposal shall be received by the Company not earlier than the close of business on the 150th day before the meeting and not later than the later of (a) the close of business on the 120th day before the meeting or (b) the close of business on the tenth day following the day on which public announcement of the date of the annual meeting is first made by the Company. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder’s notice as described above.

As discussed in the Company’s bylaws, the notice must set forth (a) certain information as to each nominee such stockholder proposes to nominate at the meeting as set forth in the Company’s bylaws, including such person’s written consent to being named in the proxy statement, proxy card and ballot as a nominee and to serving as a director if elected, and (b) certain information as to, and certain representations and certifications from, the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is being made, as set forth in the Company’s bylaws.

The second amended and restated certificate of incorporation of Capstone Green Energy Holdings, Inc. that went into effect on the Effective Date divided the Board into three classes, Class I, Class II and Class III, with the initial terms of the Company’s Class I directors, Class II directors and Class III directors expiring at the first, second and third annual meetings of stockholders of the Company, respectively, following the effectiveness of the Company’s second amended and restated certificate of incorporation (the “Initial Classification”). At each succeeding annual meeting of stockholders of the Company after the Initial Classification, each of the successors elected to replace the class of directors whose respective terms on the Board expire at that annual meeting will be elected for a three-year term or until the election and qualification of their respective successors in office, subject to their respective earlier death, resignation, retirement, disqualification or removal.

The foregoing descriptions of the Company’s amended and restated bylaws and second amended and restated certificate of incorporation do not purport to be complete and are qualified in their entirety by reference to the full text of the Company’s amended and restated bylaws and second amended and restated certificate of incorporation, which are attached as Exhibit 3.2 and Exhibit 3.1 to this Form 10-Q, respectively, and are incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Green Energy Holdings, Inc. (a)
3.2	Amended and Restated Bylaws of Capstone Green Energy Holdings, Inc. (a)
4.1

Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of October 2, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (b)

4.2

First Amendment to Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of November 15, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (c)

4.3

Exit Note Purchase Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC, Capstone Green Energy Holdings, Inc., Capstone Financial Services, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (a)

4.4

First Amendment to Note Purchase Agreement, dated as of June 28, 2024, by and among Capstone Green Energy Holdings, Inc., Capstone Green Energy LLC, Capstone Turbine Financial Services, LLC, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto (d)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

(a)Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).

(b)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).

(c)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).

(d)Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

	By:	/s/ JOHN J. JURIC
John J. Juric
Chief Financial Officer
(Principal Financial Officer)
Date: August 2, 2024