Form 10-Q
period 2023-09-30
Capstone Green Energy Holdings, Inc.
filed 2024-08-05
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

CAPSTONE GREEN ENERGY CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2023	2023
Assets
Current Assets:
Cash and cash equivalents	$2,504	$12,839
Accounts receivable, net of allowances of $4,375 at September 30, 2023 and $4,813 at March 31, 2023	8,713	7,102
Inventories	29,080	37,328
Prepaid expenses and other current assets	7,343	7,447
Total current assets	47,640	64,716
Property, plant, equipment and rental assets, net	26,482	24,275
Finance lease right-of-use assets	4,693	4,529
Operating lease right-of-use assets	14,146	8,808
Non-current portion of inventories	3,643	3,112
Other assets	2,527	2,591
Total assets	$99,131	$108,031
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$29,634	$30,290
Accrued salaries and wages	1,276	1,223
Accrued warranty reserve	1,732	1,576
Deferred revenue	14,930	23,372
Finance lease liability, current	934	773
Operating lease liability, current	3,834	2,492
Factory protection plan liability	10,711	10,844
Term note payable	—	50,983
Total current liabilities	63,051	121,553
Deferred revenue, non-current	746	817
Finance lease liability, non-current	2,794	2,903
Operating lease liability, non-current	10,596	6,588
Other non-current liabilities	263	265
Total liabilities not subject to compromise	77,450	132,126
Liabilities subject to compromise (Note 3)	56,954	—
Total liabilities	134,404	132,126
Commitments and contingencies (Note 15)
Stockholders’ Deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 51,500,000 shares authorized, 19,167,971 shares issued and 19,038,456 shares outstanding at September 30, 2023; 18,511,555 shares issued and 18,394,541 shares outstanding at March 31, 2023	19	18
Additional paid-in capital	955,630	955,228
Accumulated deficit	(988,768)	(977,202)
Treasury stock, at cost; 129,515 shares at September 30, 2023 and 117,014 shares at March 31, 2023	(2,154)	(2,139)
Total stockholders’ deficiency	(35,273)	(24,095)
Total liabilities and stockholders' deficiency	$99,131	$108,031

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue, net:
Product and accessories	$15,092	$9,594	$28,299	$19,392
Parts, service and rentals	13,276	10,530	23,972	19,497
Total revenue, net	28,368	20,124	52,271	38,889
Cost of goods sold:
Product and accessories	15,332	11,044	29,462	20,813
Parts, service and rentals	7,781	5,690	14,117	12,172
Total cost of goods sold	23,113	16,734	43,579	32,985
Gross profit	5,255	3,390	8,692	5,904
Operating expenses:
Research and development	653	603	1,318	1,093
Selling, general and administrative	9,160	5,107	15,964	10,026
Total operating expenses	9,813	5,710	17,282	11,119
Loss from operations	(4,558)	(2,320)	(8,590)	(5,215)
Other income (expense)	(4)	(50)	6	(48)
Interest income	41	26	99	32
Interest expense	(1,822)	(1,305)	(3,519)	(2,616)
Reorganization items, net	453	—	453	—
Loss before provision for income taxes	(5,890)	(3,649)	(11,551)	(7,847)
Provision (benefit) for income taxes	(3)	4	15	6
Net loss	(5,887)	(3,653)	(11,566)	(7,853)
Less: Deemed dividend on purchase warrant for common shares	—	97	—	97
Net loss attributable to common stockholders	$(5,887)	$(3,750)	$(11,566)	$(7,950)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.32)	$(0.22)	$(0.63)	$(0.50)
Weighted average shares used to calculate basic and diluted net loss per common share attributable to common stockholders	18,492	16,785	18,457	16,056

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In thousands, except share amounts)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2023	18,511,555	$18	$955,228	$(977,202)	117,014	$(2,139)	$(24,095)
Vested restricted stock awards	39,923	—	11	—	8,771	(11)	—
Stock-based compensation	—	—	306	—	—	—	306
Net loss	—	—	—	(5,679)	—	—	(5,679)
Balance, June 30, 2023	18,551,478	18	955,545	(982,881)	125,785	(2,150)	(29,468)
Vested restricted stock awards	519,218	1	4	—	3,730	(4)	1
Stock-based compensation	—	—	81	—	—	—	81
Stock awards to Board of Directors	97,275	—	—	—	—	—	—
Net loss	—	—	—	(5,887)	—	—	(5,887)
Balance, September 30, 2023	19,167,971	$19	$955,630	$(988,768)	129,515	$(2,154)	$(35,273)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2022	15,398,368	$15	$946,969	$(952,583)	101,633	$(2,088)	$(7,687)
Vested restricted stock awards	33,234	—	36	—	9,296	(36)	—
Stock-based compensation	—	—	232	—	—	—	232
Net loss	—	—	—	(4,200)			(4,200)
Balance, June 30, 2022	15,431,602	15	947,237	(956,783)	110,929	(2,124)	(11,655)
Vested restricted stock awards	28,882	—	15	—	6,085	(15)	—
Stock-based compensation	—	—	154	—	—	—	154
Stock awards to Board of Directors	54,585	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	2,934,498	3	7,247	—	—	—	7,250
Deemed dividend on purchase warrant for common shares	—	—	97	(97)	—	—	—
Net loss	—	—	—	(3,653)	—	—	(3,653)
Balance, September 30, 2022	18,449,567	$18	$954,750	$(960,533)	117,014	$(2,139)	$(7,904)

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(11,566)	$(7,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,960	1,470
Amortization of financing costs and discounts	29	51
Paid-in-kind interest expense	162	—
Amortization of right-of-use assets	1,564	475
Allowance for credit loss	—	75
Inventory provision	341	420
Provision for warranty expenses	232	364
Loss on disposal of equipment	—	279
Stock-based compensation	387	386
Non-cash reorganization items	(453)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,942)	2,076
Inventories	7,656	(4,631)
Prepaid expenses, other current assets and other assets	168	(874)
Accounts payable and accrued expenses	2,329	(871)
Operating lease liability	(1,551)	(531)
Accrued salaries and wages and long-term liabilities	53	(23)
Accrued warranty reserve	(76)	(185)
Deferred revenue	(8,513)	5,366
Factory protection plan liability	(133)	1,022
Net cash used in operating activities	(9,353)	(2,984)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(3,917)	(2,564)
Net cash used in investing activities	(3,917)	(2,564)
Cash Flows from Financing Activities:
Net proceeds from term note payable	3,000	—
Repayment of notes payable and lease obligations	(65)	(482)
Net proceeds from issuance of common stock and warrants	—	7,251
Net cash provided by financing activities	2,935	6,769
Net increase (decrease) in Cash and Cash Equivalents	(10,335)	1,221
Cash and Cash Equivalents, Beginning of Period	12,839	22,559
Cash and Cash Equivalents, End of Period	$2,504	$23,780

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Reclassification Certain items in prior financial statements have been reclassified to conform to the current presentation and provide comparability but have no effect on the reported results of operations. The Company reclassified certain revenue stream and cost of goods sold on the Condensed Consolidated Statements of Operations for the six months ended September 30, 2022 to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements and did not result in a change in total revenue, net income or cash flows from operations for the periods presented.

Significant Accounting Policies Except as described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2023 filed with the SEC, that have had a material impact on the Company's Condensed Consolidated Financial Statements.

Bankruptcy Accounting— The Condensed Consolidated Financial Statements included herein have been prepared as if the Company were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”). See Note 3 – Chapter 11

Proceedings for further details regarding the bankruptcy. As a result, the Company has segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases and have classified these items as “Liabilities Subject to Compromise” on the Condensed Consolidated Balance Sheets. In addition, the Company has classified all income, expenses, gains or losses that were incurred or realized as a result of the proceedings since filing for Chapter 11 as “Reorganization Items” in the Company’s Condensed Consolidated Statements of Operations.

Segment Reporting The Company determines its reporting units in accordance with FASB ASC Topic No. 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company defines its CODM to be the Chief Financial Officer. The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service.

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three and six months ended September 30, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of September 30, 2023, the Company had cash and cash equivalents of $2.5 million, and $57.0 million in borrowings were outstanding under the Notes. The Company incurred a net loss of $11.6 million and used cash from operating activities of $9.4 million during the six months ended September 30, 2023.

Subsequent to September 30, 2023, the Company reduced its outstanding debt via proceedings in U.S. Chapter 11 Bankruptcy Court. On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws, as further discussed in Note 3 – Chapter 11 Proceedings in the Notes to Condensed Consolidated Financial Statements. The Company emerged from Bankruptcy on December 7, 2023 and effected a financial and organizational restructuring. However, given its current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended September 30, 2023.

Trade Accounts Receivable and Allowance for Credit Loss On April 1, 2023, the Company adopted  Accounting Standards Update (“ASU”) 2016-13, Topic No. 326 - Credit Loss, Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology referred to as the current expected credit loss (“CECL”) The CECL model applies to financial assets measured at amortized cost, including accounts receivable. Under the CECL model, the Company identifies allowances for credit losses based on future expected losses when accounts receivable are created rather than when losses are probable.

The Company applies a historical loss rate based on historic write-offs by aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. Additionally, the allowance for credit loss calculation includes subjective adjustments for qualitative risk factors that could likely cause estimated credit losses to differ from historical experience. The factors include assessments of various economic conditions, significant events that occurred, geographic location, size and credit ratings of the customers. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. Accounts deemed uncollectible are written off against the allowance for credit loss. Refer to Note 5- Customer Concentrations and Accounts Receivable in the Notes to Condensed Consolidated Financial Statements for details of the allowance for credit loss recorded.

3. Chapter 11 Proceedings

Voluntary Filing under Chapter 11

Plan of Reorganization— On September 28, 2023 (the “Petition Date”), Capstone Green Energy Corporation and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine Financial Services, LLC (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the

“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings were jointly administered under the caption, In re Capstone Green Energy Corporation, Inc., et al. as Case No. 23-11634 (the “Chapter 11 Cases”). The Debtors continued to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on September 29, 2023, the Debtors obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations during the Chapter 11 Cases.

Concurrent with the petition, the Debtors entered into the Transaction Support Agreement (“TSA”) with the prepetition senior secured creditor, Broad Street Credit Holdings, LLC. (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”). The TSA, among other things, provided that Broad Street and the Collateral Agent would support the Debtors’ restructuring efforts as set forth in, and subject to the terms and conditions of, the TSA. The TSA contained customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the TSA. The TSA also provided for termination by the parties upon the occurrence of certain events.

Overview of the Plan— On September 28, 2023, the Debtors filed their Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates (the “Plan”) and Disclosure Statement for the Joint Prepackaged Chapter 11 Plan of Reorganization (the “Disclosure Statement”). On October 24, 2023, a Plan supplement was filed, which included schedules for enterprise valuations, assumed and rejected executory contracts, among other updates. Additional updates were filed in early November 2023 for the completion of schedules and exhibits containing information including governance documents, service contracts and other asset listing materials. On November 13, 2023, the Court held a combined hearing to consider approval of the adequacy of the Disclosure Statement and confirmation of the Plan, On November 14, 2023, the Court entered an order confirming the Plan and the Debtors satisfied all conditions required for Plan effectiveness and the Company emerged from the Chapter 11 Cases on December 7, 2023 (the “Effective Date”).

The following is a summary of certain provisions of the Plan that became effective on December 7, 2023, and is not intended to be a complete description of the Plan. The following summary is qualified in its entirety by reference to the full text of the Plans (including the Plan Supplement). Capitalized terms used but not defined in the following "Treatment of Claims" section of this Quarterly Report on Form 10-Q have the meanings set forth in the U.S. Plan.

-	All of the Capstone Green Energy Corporation’s assets and liabilities [(other than the equity of Capstone Turbine International, Inc., certain impaired debt obligations and debtor-in-possession notes, and specific assets and liabilities directly related to the distributer support services activities (referred to in the Plan as “Retained Assets”) and tax attributes] were transferred to a new subsidiary called Capstone Green Energy LLC (“Operating Subsidiary”);
-	Capstone Turbine International, Inc. contributed all assets to Capstone Green Energy LLC;
-	Capstone Green Energy LLC issued the preferred units, representing 37.5% equity ownership, and common units, representing 62.5% equity ownership, to Capstone Green Energy Corporation;
-	Capstone Green Energy Corporation contributed all common units of Capstone Green Energy LLC to Capstone Turbine International, Inc. providing a 62.5% equity ownership in Capstone Green Energy, LLC;
-	Capstone Turbine International, Inc. became a public company and was renamed Capstone Green Energy Holdings, Inc. and became the successor to Capstone Green Energy Corporation for purposes of Securities and Exchange Commission registration, and is the successor with respect to any claims against, or interest in, Capstone Green Energy Corporation and any Debtor subsidiary; provided that, for the avoidance of doubt Capstone Turbine International, Inc. is not the successor to Capstone Green Energy Corporation for United States federal, state or local income tax purposes, and is not the successor to Capstone with respect to the employment of the directors, officers, and employees of the Debtors or relating to any employment obligations;
-	Capstone Green Energy Corporation became a private company (“Reorganized PrivateCo”) that continued to own the Retained Assets and the preferred units of Capstone Green Energy LLC and has no liabilities relating to, arising under or in connection with any claims against, or interest in, any Debtor;
-	The holder of the Pre-Petition Secured Claim and purchaser DIP Claim (both defined terms as described below), received one hundred percent (100%) of the equity interests in Reorganized PrivateCo in exchange for agreed-upon portions of such Claims;

-	Existing shareholders of Capstone Green Energy Corporation received one hundred (100%) percent of the common stock of Capstone Green Energy Holdingd, Inc., subject to any dilution from any stock issued pursuant to the employee incentive stock plan, including the shares of class B common stock issued to certain key employees and directors;
-	Reorganized PrivateCo and Capstone Green Energy LLC entered into the Services Agreement with respect to ongoing support for the Retained Assets of Reorganized PrivateCo.

DIP Note Purchase Agreement— On October 3, 2023, the Debtors entered into a super-priority senior secured debtor-in-possession note purchase agreement (the “DIP Note Purchase Agreement”) with Broad Street and the Collateral Agent. Broad Street provided the Debtors with a credit facility (the “DIP Facility”) in an aggregate principal amount of $30.0 million (the “DIP Claim”), consisting of (1) $12.0 million new money DIP notes, and (2) a roll-up of a portion of secured obligations under the existing pre-petition debt with Broad Street in the amount of $18.0 million, subject to the terms and conditions set forth in the DIP Note Purchase Agreement. On September 28, 2023, the Debtors filed the Motion of Debtors for Interim and Final Orders (I) Authorizing the Debtors to Obtain Senior Secured Postpetition Financing, (II) Granting Liens and Superpriority Administrative Expense Status, (III) Authorizing the Use of Cash Collateral, (IV) Granting Adequate Protection to Pre-Petition Secured Parties, (V) Scheduling a Final Hearing, and (VI) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Note Purchase Agreement was attached to the joint prepackaged Chapter 11 plan of reorganization (as amended, restated, supplemented or otherwise modified from time to time, the “Plan”) filed as part of the voluntary petition.

On October 2, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Note Purchase Agreement, the Debtors were authorized to make a single, initial draw of $9.0 million on the DIP Facility (the “Initial Draw”). The remaining $3.0 million of the DIP Facility became available to be drawn by the Debtors on November 13, 2023, after the Bankruptcy Court entered the Final DIP Order (the “Final Order”). The amount was drawn by the Debtors on October 24, 2023, after the entry of the Final Order and compliance with the terms, conditions, and covenants to be set forth in the DIP Note Purchase Agreement. Substantially all of the Debtors’ assets were encumbered by first-priority liens of the purchaser under the DIP Note Purchase Agreement. Pursuant to the terms of the Plan, on the Effective Date, the obligations of Old Capstone pursuant to the DIP Note Purchase Agreement, dated as of October 2, 2023 were cancelled and converted into an Exit Facility.

Treatment of claims

-	Secured Tax Claims, Other Secured Claims, Other Priority Claims were unimpaired, expected to be paid in full during the course of the bankruptcy proceedings, or reinstated to be paid in full after emergence.
-	General Unsecured Claims were unimpaired and received cash in the amount of such allowed claim as of the Effective Date or during the ordinary course of business following such date.
-	Pre-Petition Secured Claim was impaired and received in full satisfaction and discharge of the holder’s claim the pro rata amount (pro rata along with the DIP Claims) of the Reorganized PrivateCo equity and the indirect ownership of Capstone Green Energy LLC preferred units issued to Reorganized PrivateCo.
-	DIP Claim received in full satisfaction, settlement, release and discharge of such claim the pro rata amount (pro rata along with Pre-Petition Secured Claim) of the Reorganized PrivateCo equity and the indirect ownership of Capstone Green Energy LLC preferred units issued to Reorganized PrivateCo, and exit financing roll-over notes issued at emergence, which is referred to as par to of the Exit Facility as defined below.
-	Equity Interests were impaired and deemed to reject the Plan. Each shareholder in Capstone Green Energy Corporation received its pro rata share of 100% of Capstone Green Energy Holdings, Inc., subject to dilution for the executive stock plans. The shares in Capstone Green Energy Corporation, including any warrants, restricted stock or similar contractual equity rights thereto were cancelled and terminated and received no other distribution of value.

Exit Facility— The DIP Facility converted into an Exit Facility for an aggregate principal amount of $28.0 million, consisting of (1) $7.0 million new money notes, (2) a roll-up of a $20 million portion of the secured DIP Claim plus accrued and unpaid interest thereon, subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among Capstone Green Energy LLC, as the issuer, Capstone Green Energy Holdings, Inc. and Capstone Turbine Financial Services, LLC, as the guarantors, Broad Street and the Collateral Agent. The new money notes mature two years from the Effective Date, and the roll-up debts mature three years from the Effective Date. Interest is calculated using a SOFR rate plus an applicable margin, and a portion is paid-in-kind until the third year following emergence. In the original Plan, the exit facility was to be for an aggregate principal amount of $25.0 million, with only $5.0 million in new money notes. The final approved Plan increased the new money notes to $7.0 million upon the confirmation of the Plan by Bankruptcy Court.

Basis of Presentation— Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, ASC 852, in preparing the accompanying Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2023 which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, prepetition obligations of the Debtors that may be impacted by the Chapter 11 Cases have been classified as Liabilities Subject to Compromise (“LSTC”) in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2023. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, certain charges related to the Chapter 11 Cases are recorded as Reorganization items in the accompanying unaudited Condensed Consolidated Financial Statement of Operations.

Debtors-In-Possession—- As of September 30, 2023, the Debtors were operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Financial statements of a company reporting as a debtor under supervision of the Bankruptcy Court are labeled as “Debtor-in-Possession”.

Emergence—- At emergence on December 7, 2023, the Company evaluated the criteria to apply fresh-start accounting under ASC 852 and determined the prepetition shareholders maintained control of the Company during and after the reorganization and did not lose control as a result of the reorganization. As prepetition shareholders did not lose control, fresh-start did not apply and historical activities and balances will remain at carrying value. At emergence, the restructured debt was treated as a debt extinguishment and the shareholders’ equity was revised to reflect the new common stock of Capstone Green Energy Holdings, Inc.

Reorganization Items— Reorganization items represent the direct and incremental costs related to the Company’s Chapter 11 cases, such as professional fees, prepetition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on accumulated cash during the Chapter 11 process and net gains on the sale of assets or resulting from certain settlement agreements related to the Company’s restructuring activities. The Company’s restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that may be subsequently allowed by the U.S. Bankruptcy Court) and other reorganization items that could be material to the Company’s financial position or results of operations in any given period.

The Company incurred $59,000 of charges for professional fees paid from the Petition Date through September 30, 2023, offset by net amount of $512,000 for adjustment of debt to approved claim in the accompanying unaudited Condensed Consolidated Statement of Operations.

Interest Expense — Interest expense related to prepetition LSTC was reported only to the extent that it was paid during the pendency of the Chapter 11 cases or was permitted by orders of the U.S. Bankruptcy Court. Contractual interest (at non-default rates) owed to unrelated parties on prepetition LSTC not reflected on the Company’s Condensed Consolidated Financial Statements was $0.1 million incurred from the Petition Date through September 30, 2023.

Liabilities Subject to Compromise— The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2023, includes amounts classified as LSTC, which represent prepetition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. The Company has suspended accruing and paying interest and amortizing deferred financing costs, discounts and premiums, as applicable, on the Petition Date for the Pre-Petition Secured Note Claim, which is the only claim class that is subject to compromise. These amounts represent the Debtors' current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items in the accompanying unaudited Condensed Consolidated Statement of Operations.

The amounts of liabilities subject to compromise at September 30, 2023 consisted of the following (in thousands):

Existing Pre-Petition Secured Claim	$56,954
Total liabilities subject to compromise	$56,954

4.  Recently Issued Accounting Pronouncements

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

5.  Customer Concentrations and Accounts Receivable

Accounts receivables are presented on the Condensed Consolidated Balance Sheets, net of estimated credit losses. The carrying amounts of trade accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with ASC 326, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. The Company evaluated its current estimate of expected credit losses and determined that there was no significant change. It took into account certain economic factors in calculating the risk factors used to determine the CECL historical loss rate for each aging bucket.  Additionally, the Company analyzed the risk of our receivables using geography and other customer circumstances to determine our allowance for credit risk. Changes in the CECL allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2023	$4,813
Provision for credit loss	—
Write-offs	(438)
Balance, September 30, 2023	$4,375

E-Finity Distributed Generation (“E-Finity”) and Cal Microturbine, two of the Company’s domestic distributors, accounted for 21% and 11% of revenue for the three months ended September 30, 2023, respectively. RSP Systems,

Capstone Engineered Solutions, Cal Microturbine, and Horizon Power Systems, four of the Company’s domestic distributors, accounted for 15%, 13%, 12%, and 10% of revenue for the three months ended September 30, 2022, respectively. E-Finity and Cal Microturbine accounted for 16% and 10% of revenue for the six months ended September 30, 2023, respectively. Cal Microturbine accounted for 18% of revenue for the six months ended September 30, 2022.

Additionally, E-Finity, IBT Energies and Supernova Energy Services accounted for 20%, 10% and 10% of net accounts receivable as of September 30, 2023, respectively. E-Finity accounted for 12% of net accounts receivable as of March 31, 2023. The Company recorded a credit loss expense of $0.1 million during the six months ended September 30, 2022.

6.  Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO” basis) or net realizable value and consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Raw materials	$26,334	$26,745
Finished goods	6,389	13,695
Total	32,723	40,440
Less: non-current portion	(3,643)	(3,112)
Total inventory, net-current portion	$29,080	$37,328

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The weighted average age of the non-current portion of inventories on hand as of September 30, 2023 is 1.07 years. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2023 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,569
25 to 36 months	2,074
Total	$3,643

7. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	September 30,	March 31,
	2023	2023
Machinery, equipment, automobiles and furniture	$14,976	$14,760
Leasehold improvements	8,868	8,868
Molds and tooling	3,516	3,516
Rental assets	30,701	26,868
	58,061	54,012
Less: accumulated depreciation	(31,579)	(29,737)
Total property, plant, equipment and rental assets, net	$26,482	$24,275

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $1.0 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense for property, plant, equipment and rental assets was $2.0 million and $1.6 million for the six months ended September 30, 2023 and 2022, respectively

8. Equity

The following table summarizes, by Condensed Consolidated Statements of Operations line item, stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$14	$13	$29	$16
Research and development	(2)	25	24	50
Selling, general and administrative	69	116	334	320
Stock-based compensation expense	$81	$154	$387	$386

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

As of September 30, 2023, there were 862,496 shares available for future grants under the 2017 Plan.

See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s adoption of the 2023 Equity Incentive Plan.

Restricted Stock Units and Performance Restricted Stock Units

The Company issued restricted stock units under the Company’s 2000 Equity Incentive Plan, as well as issued (and may in the future issue) restricted stock units under the 2017 Plan to employees, non-employee directors and consultants. The restricted stock units are valued based on the closing price of the Company’s Common Stock on the date of issuance, and compensation cost is recorded on a straight-line basis over the vesting period. The restricted stock units issued to employees vest over a period of two, three or four years. For restricted stock units with two-year vesting, 100% vests on the second-year anniversary of the grant date. For restricted stock units with three-year vesting, one-third vest annually beginning one year after the issuance date. For restricted stock units with four-year vesting, one-fourth vest annually beginning one year after the issuance date. The restricted stock units issued to non-employee directors vest one year after the issuance date. The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during the six months ended September 30, 2023:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2023	842,631	$3.13
Granted	1,187,538	1.20
Vested and issued	(656,419)	1.08
Forfeited	(557,145)	0.71
Non-vested restricted stock units outstanding at September 30, 2023	816,605	2.54
Restricted stock units expected to vest beyond September 30, 2023 (1)	816,605	$2.54
(1)	Unvested RSUs expected to vest beyond the Effective Date were cancelled on the Effective Date in accordance with the Plan. See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s emergence from bankruptcy.

The following table provides additional information on restricted stock units and performance restricted stock units:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Restricted stock compensation expense (in thousands)	$81	$154	$387	$386
Aggregate fair value of restricted stock units vested and issued (in thousands)	$58	$212	$105	$341
Weighted average grant date fair value of restricted stock units granted during the period	$1.20	$2.57	$1.20	$2.48

During the six months ended September 30, 2023, the Company granted 433,844 RSU with a three-year vesting period. At September 30, 2023, there was approximately $1.1 million of total compensation cost related to unvested restricted stock units that was expected to be recognized as expense over a weighted average period of 2.1 years, however upon the Effective Date of the bankruptcy Plan, the expense was no longer recognized by the Company. See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s bankruptcy.

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

During the six months ended September 30, 2023, the Company granted 245,216 PRSUs with a three-year performance measurement and the criteria measured by the Company’s aftermarket sales absorption. During the six months ended September 30, 2022, the Company granted 72,412 PRSUs with a three-year performance measurement and the criteria measured by the Company’s cash flow from operations and aftermarket sales absorption.

The weighted average per share grant date fair value of PRSUs granted during the six months ended September 30, 2023 and 2022, was $1.20 and $3.80, respectively. Based on the Company’s assessment as of September 30, 2023, the Company will not meet the threshold of the performance measurements, and as a result, no compensation expense was recorded during the six months ended September 30, 2023 and 2022. The PRSU awards for each participant were cancelled on the Effective Date in accordance with Plan. See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

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

On April 7, 2022, the Board approved an extension of the NOL Rights Agreement from May 6, 2022 to May 6, 2025. This extension was approved by the stockholders at the 2022 annual meeting of stockholders held on September 12, 2022. Refer to Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements in regard to termination of NOL Rights Agreement.

9.  Warrants

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

As a result of the decreases in exercise price, the Company recorded additional debt discounts with a corresponding entry to additional paid in capital in the Condensed Consolidated Balance Sheets and Statements of Stockholders Equity. As of September 30, 2023, the Holder was permitted to purchase shares of the Company’s Common Stock in an aggregate amount of up to 463,067 warrant shares at an exercise price of $2.61 per share. The Warrants were cancelled on the Effective Date in accordance with the Plan. See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

Goldman “2020 Warrant”

On October 1, 2020, the Company entered into an Amendment No. 3 to the Warrant with the Warrant Holder that amends the Warrant to, among other things, make certain changes necessitated by the issuance of a second warrant (the “2020 Warrant”) to the Warrant Holder pursuant to the Company’s entry into an Amended & Restated (“A&R”) Note Purchase Agreement (see Note 13 – Term Note Payable). The Company sold to the Warrant Holder the 2020 Warrant to purchase up to 291,295 shares (the “2020 Warrant Shares”) of the Company’s Common Stock. The 2020 Warrant was

sold to the Warrant Holder at a purchase price of $10,000, in a private placement exempt from registration under the Securities Act. The 2020 Warrant may be exercised by the Warrant Holder at any time after October 1, 2020 at an exercise price equal to $4.76 and expired on February 4, 2024. The value of the 2020 Warrant was $0.8 million and was classified as an equity instrument in additional paid in capital in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2023, the Holder was permitted to purchase shares of the Company’s Common Stock in an aggregate amount of up to 291,295 warrant shares at an exercise price of $2.75 per share. The 2020 Warrant was cancelled on the Effective Date in accordance with the Plan. See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

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

In a concurrent private placement, the Company issued to the purchasers warrants to purchase 765,000 shares of Common Stock, which represent 75% of the number of shares of Common Stock and shares underlying the Pre-Funded Warrants purchased in the Registered Direct Offering, pursuant to the Securities Purchase Agreement. The Common Warrants will be exercisable for shares of Common Stock at an initial exercise price of $6.12 per share for a period of five years, starting on April 2, 2020 and expiring on April 2, 2025. In January 2021, three warrant holders exercised their rights to the warrant agreement to exercise on a cashless basis 690,000 Series D warrants at an exercise price of $6.12 per share under the warrant agreement. In accordance with the terms of the warrant agreement, after taking into account the shares withheld to satisfy the cashless exercise option, the Company issued 352,279 shares of Common Stock. As of September 30, 2023, there were 75,000 Series D warrants outstanding. The pre-funded warrants and Series D warrants were each cancelled on the Effective Date in accordance with the Plan. See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

August 2022 Warrants

On August 24, 2022, the Company issued 2,934,498 of common stock warrants with an exercise price of $2.75 (the “August 2022 Warrants”) pursuant to an underwriting agreement, dated as of August 18, 2022, by and between the Company, Lake Street Capital Markets, LLC and Joseph Gunnar and Company, LLC. The August 2022 Warrants were cancelled on the Effective Date in accordance with the Plan. See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further discussion of the Plan.

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

Basis for Valuation

The carrying values reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. As of September 30, 2023, the Three-Year Term Note was classified as an LSTC on the accompanying unaudited Condensed Consolidated Balance Sheet as discussed in Note 3 – Chapter 11 Proceedings. The term note payable’s fair value, including accrued interest, is equivalent to the amount of the claim. The carrying values and estimated fair values of this obligation are as follows (in thousands):

	September 30, 2023		March 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term note payable	$—	$—	$50,983	$51,000
Liabilities subject to compromise	56,954	56,954	—	—
Total	$56,954	$56,954	$50,983	$51,000

11. Supplemental Financial Statement Information

Other Assets

As of September 30, 2023, the Company had $2.4 million of royalty-related assets remaining recorded within the prepaid and other current assets and other assets line items on the accompanying Condensed Consolidated Balance Sheets. The asset is being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of C200 System unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of September 30, 2023.

The current and long-term portions of prepaid royalties, included in prepaid and other current assets and other assets, respectively, consisted of (in thousands):

	September 30, 2023	March 31, 2023
Other current assets	$124	$124
Other assets	2,292	2,381
Royalty-related assets	$2,416	$2,505

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of (in thousands):

	September 30,	March 31,
	2023	2023
Trade payables	$27,806	$27,491
Accrued interest	—	1,620
Accrued professional fees	934	596
Accrued commissions	253	604
Accrued service claims	134	171
Other	507	(192)
	$29,634	$30,290

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

	September 30, 2023	March 31, 2023
Balance, beginning of the year	$1,576	$1,483
Standard warranty provision	232	592
Deductions for warranty claims	(76)	(499)
Balance, end of the period	$1,732	$1,576

13. Term Note Payable

Three-Year Term Note

On February 4, 2019, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., as Collateral Agent and any other purchasers party thereto from time to time (collectively, the “Purchaser”). Under the Note Purchase Agreement, the Company sold to the Purchaser $30.0 million aggregate principal amount of senior secured notes (the “Notes”), bearing interest at a rate of 13.0% per annum and payable quarterly on March 31, June 30, September 30 and December 31 of each year until maturity.

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

On July 6, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the A&R Note Purchase Agreement by and among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.), as Collateral Agent and the purchaser party thereto (the “Purchaser”). The Fourth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the Company’s breach of the minimum Consolidated Liquidity covenant contained in the A&R Note Purchase Agreement, the failure to make the interest payment for the most recently ended quarter and certain other breaches specified therein; (ii) the extension of the maturity of the $50 million aggregate principal amount of Notes outstanding pursuant to the A&R Note Purchase Agreement from October 1, 2023 to September 1, 2024; (iii) an amendment fee payable by the Company at maturity equal to 1.00% of the principal balance of the Notes on the effective date of the Fourth Amendment (the “Fourth Amendment Effective Date”); (iv) a due date for the next interest payment on the date that is 30 days from the Fourth Amendment Effective Date, which interest payment was originally due on July 3, 2023; (v) following the Company’s entry into a Transaction Support Agreement (as defined below), the payment-in-kind of the quarterly interest payments that are due following the next the interest payment; (vi) a new minimum Consolidated Liquidity covenant requirement of $4.0 million, commencing on July 14, 2023, which amount will increase to $4.5 million on August 16, 2023 and to $6.0 million on August 31, 2023; (vii) the replacement of the Adjusted LIBO Rate with a Term SOFR interest rate benchmark; (viii) the ability for the Collateral Agent to either (A) force a conversion of the interest rate benchmark to Base Rate or (B) impose default interest during an Event of Default; (ix) the right for one designated Collateral Agent board observer to attend the meetings of the Company’s Board of Directors (and committees thereof) in a non-voting capacity, subject to certain customary exceptions; and (x) the amendment to certain provisions of the A&R Note Purchase Agreement, including to add a number of new covenants. Those new covenants include requirements that the Company (i) enter into a transaction support agreement with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company (the “Transaction Support Agreement”) within 30 days of the Fourth

Amendment Effective Date; (ii) subject to necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the Transaction Support Agreement in form and substance satisfactory to the Collateral Agent within 45 days after the Fourth Amendment Effective Date; (iii) close the transactions specified by the Transaction Support Agreement by September 15, 2023; and (iv) provide a Section 382 analysis (i.e., an analysis relating to the potential limitation of the use of the Company’s net operating loss carryforwards due to ownership changes, which loss carryforwards the Company understands may be potentially valuable in one or more transaction structures) to the Collateral Agent on a quarterly basis. The Fourth Amendment also imposes restrictions on the Company’s ability to (i) pay professional fees for 30 days in excess of $2,000,000 in the aggregate; (ii) make certain other cash disbursements in excess of thresholds set forth in the Fourth Amendment; and (iii) amend existing, or enter into new, employment agreements or pay or incur any bonus or severance payment.

On August 16, 2023, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the A&R Note Purchase Agreement by and among the Company, certain subsidiaries of the Company, the Collateral Agent and the Purchaser. The Fifth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the Company’s breach of a covenant contained in the A&R Note Purchase Agreement to enter into a Transaction Support Agreement with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company within 30 days of the Fourth Amendment Effective Date and the failure to make an interest payment within 30 days of the Fourth Amendment Effective Date; (ii) a due date for the next interest payment on August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, which interest payment was originally due within 30 days Fourth Amendment Effective Date to the A&R Note Purchase Agreement; (iii) a minimum Consolidated Liquidity covenant requirement of $3.5 million, commencing on July 14, 2023 and operative through September 1, 2024; and (iv) the amendment of the milestones with respect of the Transaction Support Agreement to require that the Company (A) agree to the terms and form of the Transaction Support Agreement (which may include a structure including bankruptcy proceedings) with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company by August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion,(B) subject to any necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the Transaction Support Agreement in form and substance satisfactory to the Collateral Agent by August 31, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, and (C) that the Company shall have closed the transactions specified by the Transaction Support Agreement by September 15, 2023 or such later date as is agreed by the Collateral Agent in its sole discretion.

On September 22, 2023, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the A&R Note Purchase Agreement among the Company, certain subsidiaries of the Company, the Collateral Agent and the purchaser. Pursuant to the Sixth Amendment, the Company issued and the Purchaser purchased for $3,000,000 in cash additional senior secured notes on September 22, 2023 (the “Additional Notes”). The Additional Notes bear interest at the SOFR Rate plus 8.75% per annum, payable-in-kind on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The entire principal amount of the Additional Notes is due and payable on September 1, 2024 (the “Maturity Date”). The Additional Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

As of September 30, 2023, $57.0 million was recorded as an LSTC on the Condensed Consolidated Balance Sheet and is equivalent to the claim amount. Interest expense related to the Notes payable during the three months ended September 30, 2023 and 2022 was $1.8 million and $1.3 million, respectively. Interest expense related to the Notes during the six months ended September 30, 2023 and 2022 was $3.5 million and $2.6 million, respectively.

As a result of the Company’s restated earnings, the Company was not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement. The breach required a change in classification of the term note payable to current liability on the Company’s Condensed Consolidated Balance Sheet resulting in a liquidity issue for the Company. See Note 3– Chapter 11 Proceedings in the Notes to Condensed Consolidated Financial Statements for further discussion of the outstanding debt and the post emergence financing.

14. Revenue Recognition

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

Factory Protection Plan In addition to the provision of standard warranties, the Company offers Factory Protection Plans (“FPP”) to minimize product downtime and control maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the 30-day, FPP contract period with automatic renewals for 5, 10, 15, or 20 years under ASC 606. The related costs are accrued at the time a customer submits an order, and the order’s compliance with the terms of the plan are confirmed, for a replacement part to reflect the Company’s obligation. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation. The provision is periodically adjusted to reflect actual experience. FPP contracts typically go into effect once the standard warranty expires. The current carrying amount of the liability is $10.7 million.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Microturbine Products	$14,468	$9,344	$27,475	$18,748
Accessories	624	250	824	644
Total Product and Accessories	15,092	9,594	28,299	19,392
Parts and Service	9,637	8,765	17,303	16,440
Rentals	3,639	1,765	6,669	3,057
Total Revenue	$28,368	$20,124	$52,271	$38,889

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
United States	$17,313	$11,796	$28,847	$22,715
Mexico	2,519	444	3,243	1,054
All other North America	116	662	687	1,229
Total North America	19,948	12,902	32,777	24,998
Russia	—	848	—	1,648
All other Europe	4,414	3,840	11,320	6,546
Total Europe	4,414	4,688	11,320	8,194
Asia	1,073	855	1,767	2,069
Australia	331	1,097	3,329	1,402
All other	2,602	582	3,078	2,226
Total Revenue	$28,368	$20,124	$52,271	$38,889

Contract Balances

The Company’s deferred revenues consist of advance payments for microturbine products, parts, accessories, and FPP contracts, but not yet delivered (contract liabilities), as well as advance payments on service obligations and extended warranties. The current portion of deferred revenue is included in deferred revenue and the non-current portion of deferred revenue is included in deferred revenue, non-current liabilities in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	September 30, 2023	March 31, 2023

Opening balance, beginning of the year	$24,189	$15,816
Closing balance, end of the period	$15,676	$24,189
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$10,400	$13,026

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP agreements are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of September 30, 2023, approximately $4.4 million of revenue is expected to be recognized from remaining performance obligations for FPP agreements. The Company expects to recognize revenue on approximately $3.7 million of these remaining performance obligations over the next 12 months and the balance of $0.7 million will be recognized thereafter.

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

15.  Commitments and Contingencies

Purchase Commitments

As of September 30, 2023, the Company had firm commitments to purchase inventories of approximately $39.2 million through Fiscal 2026. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 16 – Leases.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2023, no significant inventories of this nature were held at distributors.

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

As of September 30, 2023, discovery had been served and answered on both sides. On May 17, 2024, the trial was set for July 29, 2024; and the court ordered the parties to mediate the matter by June 19, 2024. On July 2, 2024, Turbine Intl. petitioned the court for a continuance and to reopen discovery. The court granted the continuance and set the trial date for December 2, 2024 and rejected the request to reopen discovery. Mediation remains court ordered. The

Company has not recorded any liability as of September 30, 2023 as the cross-claims are considered to be without merit and the success of the claims to be remote and indeterminable.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the Securities and Exchange Commission (the “SEC”). Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature may be costly and require management to devote significant time and attention away from the ongoing operation of the business.  The Company cannot predict the duration or outcome of this matter.

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

Rouse v. Capstone Green Energy Corporation

On June 18, 2024, a complaint for damages was filed in the Superior Court of the State of California, County of Los Angeles captioned Mark Rouse v. Capstone Green Energy Corporation alleging violations of the California labor code, breach of contract, conversion, breach of covenant of good faith and fair dealing and wrongful termination.  The complaint seeks damages, medical expenses, attorneys’ fees, interest and costs related to the termination of Mr. Rouse’s employment and alleged non-payment of sales commissions in excess of $300,000. The Company is engaged in settlement discussions with Mr. Rouse’s counsel; and has yet to file its answer to the complaint. No hearing date has been set in the matter as of the date hereof. The Company has not recorded any liability as of September 30, 2023 as the matter is too early to estimate and any outcome would be immaterial to the financial results.

16. Leases

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

At September 30, 2023, the Company’s minimum rental revenue to be received under operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2024 (remainder of fiscal year)	$1,856
2025	3,702
2026	2,422
2027	1,492
2028	1,380
Thereafter	1,081
Total minimum rental revenue	$11,933

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

During the second quarter of Fiscal 2024, the Company entered into four rental agreements, to rent used microturbine equipment from customers where that equipment was not currently in use. These rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore not included in the determination of the lease term. As of September 30, 2023, lease commitments totaled approximately 18.4 MW of microturbines and have an average term of 36 months, and a total commitment value of approximately $18.7 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Finance lease costs (1)	$197	$—	$401	$—
Operating lease costs	1,317	186	2,223	551
Total lease costs	$1,514	$186	$2,624	$551
(1)Interest expense is included in finance lease costs

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	September 30, 2023	March 31, 2023
Finance lease right-of-use assets	$4,693	$4,529
Operating lease right-of-use assets	14,146	8,808
Total right-of-use assets	$18,839	$13,337

Finance lease liability, current	$934	$773
Operating lease liability, current	3,834	2,492
Finance lease liability, non-current	2,794	2,903
Operating lease liability, non-current	10,596	6,588
Total lease liabilities	$18,158	$12,756

Finance leases:
Weighted average remaining lease life	1.90 years	2.27 years
Weighted average discount rate	13.00%	13.00%
Operating leases:
Weighted average remaining lease life	4.71 years	4.86 years
Weighted average discount rate	12.00%	12.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$714	$—
Operating cash flows from finance leases	$18	$—
Operating cash flows from operating leases	$2,210	$598
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$447	$—
Operating leases	$6,901	$3,590

At September 30, 2023, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
	Leases	Leases
2024 (remainder of fiscal year)	$565	$2,720
2025	1,112	5,380
2026	2,059	4,368
2027	252	1,747
2028	—	1,636
Thereafter	—	3,219
Total lease payments	$3,988	$19,070
Less: imputed interest	(260)	(4,640)
Present value of lease liabilities	$3,728	$14,430

17. Net Loss Per Common Share

Basic loss per common share is computed using the weighted-average number of Common Shares outstanding for the period. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments anti-dilutive. Outstanding stock options and restricted stock units at September 30, 2023 and 2022 totaled 0.8 million and 0.6 million, respectively. As of September 30, 2023 and 2022, the number of warrants excluded from diluted net loss per common share computations was approximately 3.8 million.

18. Subsequent Events

On September 28, 2023, the Company and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. (“Capstone Turbine International”) and Capstone Turbine Financial Services, LLC. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Bankruptcy Court confirmed the Plan on November 14, 2023, and the Debtors satisfied all conditions required for Plan effectiveness and the Company emerged from the Chapter 11 Cases ("Emergence") on the Effective Date. The events that occurred during the Bankruptcy period are disclosed in Note 3– Chapter 11 Proceedings and below as Subsequent Events.

DIP Note Purchase Agreement

On October 3, 2023, the Debtors entered into DIP Note Purchase Agreement with Broad Street and the Collateral Agent. Broad Street provided the Debtors the DIP Facility in an aggregate principal amount of $30.0 million, consisting of (1) $12.0 million new money DIP notes, and (2) a roll-up of a portion of secured obligations under the existing pre-petition debt with Broad Street in the amount of $18.0 million, subject to the terms and conditions set forth in the DIP Note Purchase Agreement. On September 28, 2023, the Debtors filed the Motion of Debtors for Interim and Final Orders (I) Authorizing the Debtors to Obtain Senior Secured Postpetition Financing, (II) Granting Liens and Superpriority Administrative Expense Status, (III) Authorizing the Use of Cash Collateral, (IV) Granting Adequate Protection to Pre-Petition Secured Parties, (V) Scheduling a Final Hearing, and (VI) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Note Purchase Agreement was attached to the joint prepackaged Chapter 11 plan of reorganization (as amended, restated, supplemented or otherwise modified from time to time, the “Plan”) filed as part of the voluntary petition.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	our ability to realize the anticipated benefits of our recently completed financial restructuring;
●	the restrictions imposed by the covenants contained in the Exit Facility (as defined in Note 18 – Subsequent Events) and the Operating Subsidiary LLC Agreement (as defined in Note 18 – Subsequent Events) and our ability to comply with the financial covenants contained in the Exit Facility;
●	the impact of several recent key management changes and the Company’s ability to retain key employees following the financial restructuring;
●	risks related to the restatement of our previously issued consolidated financial statements, including costs, risks and uncertainties associated with the pending SEC investigation into the circumstances surrounding such restatement;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in the Annual Report on Form 10-K for Fiscal 2023;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	risks related to the limitation of capital available to the Company;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflicts in Ukraine, Israel and Gaza;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights;
●	the impact of pending or threatened litigation; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2023.

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

Recent Developments

Refer to Note 3— Chapter 11 Proceedings in the Notes to Condensed Consolidated Financial Statements for a summary of our voluntary filing under Chapter 11 of the Bankruptcy Code and our emergence therefrom, the Exit Facility, the Operating Subsidiary LLC Agreement, Service Agreements, Trademark Licensing Agreement,  the delisting of our common stock from the Nasdaq and the implemented 2023 Equity Incentive Plan.

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

During the three months ended September 30, 2023 our net loss increased by 57% to $5.9 million and our basic and diluted loss per share increased by 42% to $0.32 compared to $3.8 million and $0.22, respectively, in the same period of the previous fiscal year. The increase in the net loss during the three months ended September 30, 2023 was primarily the result of higher direct material costs, and higher operating and interest expenses, partially offset by increase in revenue and a greater contribution from the higher margin rental business.

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

Focus on Vertical Markets. Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, renewable energy, natural resources, critical power supply, and microgrid products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Energy efficiency	40%	47%	43%	45%
Natural resources	51%	42%	48%	40%
Renewable energy	9%	11%	9%	11%
Microgrid	—	—	—	4%

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

Backlog

Net product orders were approximately $6.3 million and $14.5 million for the three months ended September 30, 2023 and 2022, respectively. Ending backlog was approximately $17.9 million at September 30, 2023 compared to $42.8 million at March 31, 2023. The Book-to-bill ratio was 0.4:1 and 1.6.1 for the three months ended September 30, 2023 and 2022, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

We offer new and remanufactured parts through our global distribution network. Service revenue in the second quarter of Fiscal 2024 was approximately 19% of total revenue.

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended September 30,
	2023	2022
United States and Canada	$17.4	$12.4
Europe and Russia	4.4	4.7
Latin America	4.9	0.8
Asia and Australia	1.4	2.0
Middle East and Africa	0.3	0.2
Total	$28.4	$20.1

Revenue for the three months ended September 30, 2023 increased $8.3 million to $28.4 million from $20.1 million for the three months ended September 30, 2022. The $8.3 million increase was primarily driven by increases of $5.0 million in the United States and Canada and $4.1 million in Latin America, partially offset by decreases of $0.6 million in Asia and Australia and $0.3 million in Europe and Russia. The increases in the United States and Canada and Latin America were primarily attributable to an increase of product deliveries for projects during the three months ended September 30, 2023. The decreases in Asia and Australia and Europe and Russia were due to decreases in product shipments into the renewable energy vertical markets in those regions compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2023			2022
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$14.5	12.2	63	$9.3	8.7	59
Accessories	0.6			0.3
Total Product and Accessories	15.1			9.6

Parts and Service	9.7			8.7
Rentals	3.6			1.8
Total	$28.4			$20.1

For the three months ended September 30, 2023, revenue from microturbine products and accessories increased $5.5 million, or 57%, to $15.1 million from $9.6 million for the three months ended September 30, 2022. The $5.5 million increase was primarily driven by a increase in megawatts and units shipped during the three months ended September 30, 2023 compared to the same period last year. Megawatts shipped were 12.2 megawatts and 8.7 megawatts during the three months ended September 30, 2023 and 2022, respectively. Average revenue per megawatt shipped was approximately $1.2 million and $1.1 million during the three months ended September 30, 2023 and 2022, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, factory protection plan (“FPP”) contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $2.8 million, or 27%, to $13.3 million for three months ended September 30, 2023 from $10.5 million for the three months ended September 30, 2022. The $2.8 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan during the three months ended September 30, 2023 compared to the same period last year.

Sales to E-Finity Distribution Generation, LLC and Cal Microturbine accounted for 21% and 11% of our revenue for the three months ended September 30, 2023, respectively. Sales to RSP Systems, Capstone Engineered Solutions, Cal Microturbine, and Horizon Power Systems accounted for 15%, 13%, 12%, and 10% of our revenue for the three months ended September 30, 2022, respectively.

Gross Profit Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $5.3 million, or 19% of revenue, for the three months ended September 30, 2023 compared to a gross profit of $3.4 million, or 17% of revenue, for the three months ended September 30, 2022. The increase of $1.9 million was primarily the result of an increase in higher margin rental revenue. The increase was also due to higher direct material profit of $2.2 million, partially offset by higher production and service center labor and overhead expense of $0.3 million.

Direct material profit, calculated as total revenue less our direct material costs, increased $2.2 million during the second quarter of Fiscal 2024 compared to the second quarter of Fiscal 2023. The increase was due to higher margin rental business, partially offset by higher direct material costs due to vendor price increases and supply chain shortages. We increased our sales prices effective January 2023 and are negotiating with vendors to reduce these costs.

Production and service center labor and overhead expense increased by $0.3 million during the second quarter of Fiscal 2024 compared to the second quarter of Fiscal 2023. The increase was primarily due to increases of $0.4 million in facilities expenses.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended September 30,
	2023	2022
Gross Profit
Product and accessories	$(0.2)	$(1.4)
As a percentage of product and accessories revenue	(1)%	(15)%

Parts, service and rentals	$5.5	$4.8
As a percentage of parts, service and rentals revenue	41%	46%

Total Gross Profit	$5.3	$3.4
As a percentage of total revenue	19%	17%

The $1.2 million improvement in product and accessories gross profit was primarily the result of increase in volume of product shipments in the three months ended September 30, 2023.

Product and accessories gross margin as a percentage of product and accessories revenue increased to (1)% during the three months ended September 30, 2023, from (15)% during the three months ended September 30, 2022, primarily driven by higher product sales in the three months ended September 30, 2023. Parts, service and rentals gross margin as a percentage of parts and service revenue decreased to 41% during the three months ended September 30, 2023, compared to 46% during the three months ended September 30, 2022 primarily as a result of higher material and overhead costs in the three months ended September 30, 2023.

Research and Development (“R&D”) Expenses increased by less than $0.1 million, or 8%, to $0.7 million from $0.6 million as a result of lower costs from actions taken in our cost reduction plan during the three months ended September 30, 2022.

Selling, General, and Administrative (“SG&A”) Expenses increased $4.1 million, or 80%, to $9.2 million from $5.1 million primarily as a result of increases of approximately $4.0 million in legal and accounting fees incurred primarily for the Chapter 11 proceedings during the three months ended September 30, 2023 compared to the same period last year. See Note 3 – Chapter 11 Proceedings for details of the bankruptcy plan.

Interest Expense for the three months ended September 30, 2023 and 2022 was $1.8 million and $1.3 million, respectivly. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Six Months Ended September 30, 2023 and 2022

The following table summarizes our revenue by geographic markets (in millions):

	Six Months Ended September 30,
	2023	2022
United States and Canada	$29.5	$23.9
Europe and Russia	11.3	8.2
Latin America	6.1	3.0
Asia and Australia	5.1	3.5
Middle East and Africa	0.3	0.3
Total	$52.3	$38.9

Revenue for the six months ended September 30, 2023 increased $13.4 million, or 34%, to $52.3 million from $38.9 million for the six months ended September 30, 2022. The $13.4 million increase was primarily driven by increases of $5.6 million in the United States and Canada, $3.1 million in Latin America, $3.1 million in Europe and Russia and $1.6 million in Asia and Australia. The increases were primarily attributable to an increase in our EaaS long-term rental services and product deliveries during the six months ended September 30, 2023.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2023			2022
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$27.5	24.2	126	$18.7	16.8	112
Accessories	0.8			0.7
Total Product and Accessories	28.3			19.4

Parts and Service	17.4			16.4
Rentals	6.6			3.1
Total	$52.3			$38.9

For the six months ended September 30, 2023 revenue from microturbine products and accessories increased $8.9 million, or 46%, to $28.3 million from $19.4 million for the six months ended September 30, 2022. The $8.9 million increase was primarily due to higher product sales during the six months ended September 30, 2023 compared to the same period last year. Megawatts shipped were 24.2 megawatts and 16.8 megawatts during the six months ended September 30, 2023 and 2022, respectively. Average revenue per megawatt shipped was approximately $1.2 million and $1.1 million during the six months ended September 30, 2023 and 2022, respectively.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $4.5 million, or 23%, to $24.0 million for six months ended September 30, 2023 from $19.5 million for the six months ended September 30, 2022. The $4.5 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan during the six months ended September 30, 2023 compared to the same period last year.

E-Finity and Cal Microturbine accounted for 16% and 10% of revenue for the six months ended September 30, 2023, respectively. Cal Microturbine accounted for 18% of revenue for the six months ended September 30, 2022.

Gross Profit was approximately $8.7 million, or 17% of revenue, for the six months ended September 30, 2023 compared to a gross profit of $5.9 million, or 15% of revenue, for the six months ended September 30, 2022. The increase of $1.9 million was primarily due to higher direct material profit of $4.1 million, partially offset by higher production and service center labor and overhead expense of $1.3 million.

Direct material profit, calculated as total revenue less our direct material costs, increased $4.1 million during the six months ended September 30, 2023 compared to the six months ended September 30, 2022 primarily due to an increase in sales, partially offset by higher direct material costs due to vendor price increases and supply chain shortages. We increased our sales prices effective January 2023 and are negotiating with vendors to reduce these costs.

Production and service center labor and overhead expense increased $1.3 million in the six months ended September 30, 2023 compared to the six months ended September 30, 2022 primarily due to increases of facility expenses, partially offset by a decrease in supplies expense of $0.3 million.

The following table summarizes our gross profit (in millions except percentages):

	Six Months Ended September 30,
	2023	2022
Gross Profit
Product and accessories	$(1.2)	$(1.4)
As a percentage of product and accessories revenue	(4)%	(7)%

Parts, service and rentals	$9.9	$7.3
As a percentage of parts, service and rentals revenue	41%	37%

Total Gross Profit	$8.7	$5.9
As a percentage of total revenue	17%	15%

The $0.2 million increase in product and accessories gross profit in the six months ended September 30, 2023 was primarily the result of increases in volume of product shipments.

Product and accessories gross margin as a percentage of product and accessories revenue increased to (4)% during the six months ended September 30, 2023 from (7)% during the six months ended September 30, 2022, primarily due to higher product sales in the six months ended September 30, 2023. Parts, services and rentals gross margin as a percentage of parts, services and rentals revenue increased to 41% during the six months ended September 30, 2023 compared to 37% during the six months ended September 30, 2022, primarily due to higher margin rental revenue in the six months ended September 30, 2023.

Research and Development (“R&D”) Expenses increased $0.2 million, or 21%, to $1.3 million from $1.1 million, primarily as a result of lower costs from actions taken in our cost reduction plan during the six months ended September 30, 2022.

Selling, General, and Administrative (“SG&A”) Expenses increased $6.0 million, or 60%, to $16.0 million from $10.0 million, primarily as a result of increases of approximately $4.7 million in legal fees incurred primarily for the Chapter 11 proceedings, $1.1 million in consulting expenses and $0.2 million in accounting costs. See Note 3 – Chapter 11 Proceedings for details of the bankruptcy plan.

Interest Expense for the six months ended September 30, 2023 and 2022 was $3.5 million and $2.6 million, respectively. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balances decreased $10.3 million during the six months ended September 30, 2023, primarily due to the net loss and cash used in operating activities.

Operating Activities During the six months ended September 30, 2023, we used $9.4 million in cash in our operating activities, which consisted of a net loss for the period of $11.6 million and cash used for working capital of $2.0 million, partially offset by non-cash adjustments (primarily depreciation and amortization, inventory provision, warranty provision and stock-based compensation) of $4.2 million. During the six months ended September 30, 2022, we used $3.0 million in cash in our operating activities, which consisted of a net loss for the period of $7.9 million, cash provided from working capital of $1.4 million and non-cash adjustments (primarily gain on extinguishment of debt, warranty provision, depreciation and amortization, stock-based compensation and inventory provision) of $3.5 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in thousands):

	Six Months Ended September 30,
	2023	2022
Net loss	$(11,566)	$(7,853)
Non-cash operating activities(1)	4,222	3,520
Changes in operating assets and liabilities:
Accounts receivable	(1,942)	2,076
Inventories	7,656	(4,631)
Accounts payable and accrued expenses	2,329	(871)
Operating lease liability	(1,551)	(531)
Prepaid expenses, other current assets and other assets	168	(874)
Factory protection plan liability	(133)	1,022
Other changes in operating assets and liabilities	(8,536)	5,158
Net cash used in operating activities	$(9,353)	$(2,984)
(1)	Represents a change in depreciation and amortization, stock-based compensation expense, inventory provision, warranty provision and sales return allowances.

The change in non-cash operating activities during the six months ended September 30, 2023, compared to the same period the previous year was primarily driven by an increase in depreciation expense related to the additions to our rental fleet and the increase in the amortization of our right-of-use assets during the six months ended September 30, 2023. The change in accounts receivable was primarily the result of delayed collections during the six months ended September 30, 2023 compared to the same period in the previous fiscal year. The change in inventory was primarily the result of a decrease in finished goods during the six months ended September 30, 2023. The change in accounts payable and accrued expenses was primarily due to lower accounts payable payments to vendors during the six months ended September 30, 2023 compared to the same period of the previous fiscal year. The change in other operating assets and liabilities during the six months ended September 30, 2023 compared to the same period in the previous fiscal year, was primarily driven by the decreases in deferred revenue attributable to customer deposits, FPP contracts and DSS program.

Investing Activities Net cash used in investing activities were $3.9 million and $2.6 million during the six months ended September 30, 2023 and 2022, respectively, primarily due to the additions to our rental fleet of approximately $3.9 million and $1.9 million, respectively.

Financing Activities During the six months ended September 30, 2023, we generated cash of approximately $2.9 million from financing activities, compared to cash generated during the six months ended September 30, 2022 of approximately $6.8 million. The funds generated from financing activities during the six months ended September 30, 2023 were primarily the result of net cash of $3.0 million received from the issuance of additional pre-petition senior secured notes under the Amended and Restated (“A&R”) Note Purchase Agreement on September 22, 2023 (“Pre-Funding Advance”). This amendment was entered into to provide liquidity to Capstone for working capital needs to operate the business during the bankruptcy proceedings and until Capstone could secure additional funding through a debtor-in-possession financing facility. See Note 3– Chapter 11 Proceedings in the Notes to Condensed Consolidated Financial Statements for further discussion of the outstanding debt and the post emergence financing. The funds generated from financing activities during the six months ended September 30, 2022 were primarily the result of net proceeds net proceeds from the issuance of common stock and warrants of $7.3 million, offset by $0.5 million in repayments of lease obligations.

Term Note Payable On July 6, 2023, we entered into a Fourth Amendment (the “Fourth Amendment”) to the A&R Note Purchase Agreement by and among ourselves, certain subsidiaries of ours, Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.), as collateral agent (the “Collateral Agent”) and the purchaser party thereto (the “Purchaser”). The Fourth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the our breach of the minimum Consolidated Liquidity covenant contained in the A&R Note Purchase Agreement, the failure to make the interest payment for the most recently ended quarter and certain other breaches specified therein; (ii) the extension of the maturity of the $50 million aggregate principal amount of Notes outstanding pursuant to the A&R Note Purchase Agreement from October 1, 2023 to September 1, 2024; (iii) an amendment fee payable by us at maturity equal to 1.00% of the principal balance of the Notes on the Fourth Amendment Effective Date (the “Fourth Amendment Effective Date”); (iv) a due date for the next interest payment on the date that is 30 days from the Fourth Amendment Effective Date, which interest payment was originally due on July 3, 2023; (v) following our entry into a Transaction Support Agreement (as defined below), the payment-in-kind of the quarterly interest payments that are due following the next the interest payment; (vi) a new minimum Consolidated Liquidity covenant requirement of $4.0 million, commencing on July 14, 2023, which amount will increase to $4.5 million on August 16, 2023 and to $6.0 million on August 31, 2023; (vii) the replacement of the Adjusted LIBO Rate with a Term SOFR interest rate benchmark; (viii) the ability for the Collateral Agent to either (A) force a conversion of the interest rate benchmark to Base Rate or (B) impose default interest during an Event of Default; (ix) the right for one designated Collateral Agent board observer to attend the meetings of our Board of Directors (and committees thereof) in a non-voting capacity, subject to certain customary exceptions; and (x) the amendment to certain provisions of the A&R Note Purchase Agreement, including to add a number of new covenants.  Those new covenants include requirements that we (i) enter into a transaction support agreement with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and us (the “Transaction Support Agreement”) within 30 days of the Fourth Amendment Effective Date; (ii) subject to necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the Transaction Support Agreement in form and substance satisfactory to the Collateral Agent within 45 days after the Fourth Amendment Effective Date; (iii) close the transactions specified by the Transaction Support Agreement by September 15, 2023; and (iv) provide a Section 382 analysis (i.e., an analysis relating to the potential limitation of the use of our net operating loss carryforwards due to ownership changes, which loss carryforwards we understand may be potentially valuable in one or more transaction structures) to the Collateral Agent on a quarterly basis. The Fourth Amendment also imposes restrictions on our ability to (i) pay professional fees for the 30 days in excess of $2,000,000 in the aggregate; (ii) make certain other cash disbursements in excess of thresholds set forth in the Fourth Amendment; and (iii) amend existing, or enter into new, employment agreements or pay or incur any bonus or severance payment.

On August 16, 2023, we entered into a Fifth Amendment (the “Fifth Amendment”) to the A&R Note Purchase Agreement by and among ourselves, certain subsidiaries of ours, the Collateral Agent and the purchaser. The Fifth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of our breach of a covenant contained in the A&R Note Purchase Agreement to enter into a Transaction Support Agreement with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and ourselves within 30 days of the Fourth Amendment Effective Date and the failure to make an interest payment within 30 days of the Fourth Amendment Effective Date; (ii) a due date for the next interest payment on August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, which interest payment was originally due within 30 days of the Fourth Amendment Effective Date to the A&R Note Purchase Agreement; (iii) a minimum Consolidated Liquidity covenant requirement of $3.5 million, commencing on July 14, 2023 and operative through September 1, 2024; and (iv) the amendment of the milestones with respect of the Transaction Support Agreement to require that we (A) agree to the terms and form of the Transaction Support Agreement (which may include a structure including bankruptcy proceedings) with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and ourselves by August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion,(B) subject to any necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the Transaction Support Agreement in form and substance satisfactory to the Collateral Agent by August 31, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, and (C) that we shall have closed the transactions specified by the Transaction Support Agreement by September 15, 2023 or such later date as is agreed by the Collateral Agent in its sole discretion.

On September 22, 2023, we entered into a Sixth Amendment (the “Sixth Amendment”) to the A&R Note Purchase Agreement by and among ourselves, certain of our subsidiaries, the Collateral Agent and the Purchaser. Pursuant to the Sixth Amendment, we issued and the Purchaser purchased for $3,000,000 in cash additional senior secured notes on September 22, 2023 (the “Additional Notes”). The Additional Notes bear interest at the SOFR Rate plus 8.75% per annum, payable-in-kind on the last day of each interest period of one-, two-, three- or six-months (but, in the case of a six-month interest period, every three-months). The entire principal amount of the Additional Notes is due and payable on September 1, 2024 (the “Maturity Date”). The Additional Notes do not amortize and the entire principal balance is due in a single payment on the Maturity Date.

As of September 30, 2023, $57.0 million in borrowings were outstanding under the Notes, which includes the accrual for an exit fee to be paid at maturity or upon pre-payment. Interest expense related to the Notes payable during the three months ended September 30, 2023 and 2022 was $1.8 million and $1.3 million, respectively. Interest expense related to the Notes payable during the six months ended September 30, 2023 and 2022 was $3.5 million and $2.6 million, respectively.

As a result of our restated earnings, we were not in compliance with the Adjusted EBITDA covenant contained in the A&R Note Purchase Agreement. The breach required a change in classification of the term note payable to current liability on the Condensed Consolidated Balance Sheet resulting in a liquidity issue for us. See Note 18–Subsequent Events in the Notes to Condensed Consolidated Financial Statements for a summary of our current outstanding debt facility, which we entered into after September 30, 2023.

Lease Commitments During the second quarter of Fiscal 2024 we entered into several rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. We then rent this equipment to end users as part of our Energy-as-a-Service business. As of September 30, 2023, lease commitments totaled approximately 18.4 MW of microturbines, have an average term of 36 months, and a total commitment value of approximately $18.7 million.

Going Concern In connection with preparing the Condensed Consolidated Financial Statements for the three and six months ended September 30, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our financial statements. As of September 30, 2023, we had cash and cash equivalents of $2.5 million, and $57.0 million in borrowings were outstanding under the Notes. We incurred a net loss of $11.6 million and used cash from operating activities of $9.4 million during the six months ended September 30, 2023.

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

In February 2022, we announced that we reached our goal of having 21.1 MW of rental units in our fleet and under contract. As of September 30, 2023, we had 50.2 MW of rental units in our fleet and under contract. The EaaS rental unit timeline includes a delay between the time of manufacture and the time revenue from that unit is realized. The microturbine rental unit is built, allocated by a signed rental contract, and then commissioned at the customer site, at which point it begins to generate revenue. Additionally in March 2022, we announced that we increased the Distributor Support System, or DSS, program fee to 5% of prior calendar year revenue, from 3%, to support the expanding EaaS business.

Our accounts receivable balance, net of allowances, was $8.7 million and $7.1 million as of September 30, 2023 and March 31, 2023, respectively. DSO decreased by 18 days to 28 days as of September 30, 2023 compared to 46 days as of March 31, 2023, primarily due to an increase in revenue.

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

Subsequent to September 30, 2023, we reduced our outstanding debt via proceedings in U.S. Chapter 11 Bankruptcy Court. On September 28, 2023, we filed for a prepackaged financial restructuring with our Senior Lender,

Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws, as further discussed in Note 3– Chapter 11 Proceedings in the Notes to Condensed Consolidated Financial Statements. We emerged from Bankruptcy on December 7, 2023, and effected a financial and organizational restructuring.

In spite of these efforts and given our current cash position, lack of liquidity, limits to accessing capital and debt funding options and current economic and market risks, there is substantial doubt regarding our ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of our financial statements as of, and for the period ended September 30, 2023.

New Accounting Pronouncements

Refer to Note 4 – Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding new accounting standards.

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

In connection with the preparation of this Form 10-Q for the three-months ended September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2023 because of the material weaknesses described below.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

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
4.1

Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of October 2, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (b)

4.2

First Amendment to Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of November 15, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (c)

4.3

Exit Note Purchase Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC, Capstone Green Energy Holdings, Inc., Capstone Financial Services, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (a)

4.4

First Amendment to Note Purchase Agreement, dated as of June 28, 2024, by and among Capstone Green Energy Holdings, Inc., Capstone Green Energy LLC, Capstone Turbine Financial Services, LLC, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto (d)

4.5

Fourth Amendment to Amended and Restated Note Purchase Agreement, dated as of July 6, 2023, by and among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto.(e)

4.6

Fifth Amendment to Amended and Restated Note Purchase Agreement, dated as of August 16, 2023, by and among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto.(f)

4.7

Sixth Amendment to Amended and Restated Note Purchase Agreement, dated as of September 22, 2023, by and among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto.(g)

10.1

Transaction Support Agreement, dated September 28, 2023, by and among Capstone Green Energy Corporation and certain of its subsidiaries, Goldman Sachs Specialty Lending Group, L.P., and Broad Street Credit Holdings LLC. (h)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

(a)Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).

(b)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).

(c)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).

(d)Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

(e)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on July 7, 2023 (File No. 001-15957).
(f)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on August 18, 2023 (File No. 001-15957).

(g)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on September 22, 2023 (File No. 001-15957).

(h)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on September 28, 2023 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC

	By:	/s/ JOHN J. JURIC
John J. Juric
Chief Financial Officer
(Principal Financial Officer)
Date: August 2, 2024