Form 10-Q
period 2023-12-31
Capstone Green Energy Holdings, Inc.
filed 2024-09-09
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of September 6, 2024, the registrant had 18,540,789 shares of voting common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2023	2023
Assets
Current Assets:
Cash and cash equivalents	$3,866	$12,839
Accounts receivable, net of allowances of $4,366 at December 31, 2023 and $4,813 at March 31, 2023	5,617	7,102
Inventories	30,000	37,328
Prepaid expenses and other current assets	7,276	7,447
Total current assets	46,759	64,716
Property, plant, equipment and rental assets, net	26,578	24,275
Finance lease right-of-use assets	4,542	4,529
Operating lease right-of-use assets	13,227	8,808
Non-current portion of inventories	3,531	3,112
Other assets	3,110	2,591
Total assets	$97,747	$108,031
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$22,331	$30,290
Accrued salaries and wages	1,260	1,223
Accrued warranty reserve	1,593	1,576
Deferred revenue	17,694	23,372
Finance lease liability, current	964	773
Operating lease liability, current	3,936	2,492
Factory protection plan liability	8,317	10,844
Term note payable, current	—	50,983
Total current liabilities	56,095	121,553
Deferred revenue, non-current	718	817
Finance lease liability, non-current	2,541	2,903
Operating lease liability, non-current	9,581	6,588
Exit new money notes, net, non-current	24,051	—
Other non-current liabilities	265	265
Total liabilities	93,251	132,126
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interests	13,859	—
Stockholders’ deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized and none issued	—	—
Common stock, $.001 par value; 59,400,000 shares authorized, 18,540,789 shares issued and outstanding at December 31, 2023; 18,511,555 shares issued and 18,394,541 shares outstanding at March 31, 2023	18	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at December 31, 2023; 0 shares issued and outstanding at March 31, 2023	1	—
Additional paid-in capital	955,146	955,228
Accumulated deficit	(964,528)	(977,202)
Treasury stock, at cost; 0 shares at December 31, 2023 and 117,014 shares at March 31, 2023	—	(2,139)
Total stockholders’ deficiency	(9,363)	(24,095)
Total liabilities, temporary equity and stockholders' deficiency	$97,747	$108,031

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue, net:
Product and accessories	$5,165	$11,143	$33,464	$30,535
Parts, services and rentals	9,435	9,868	33,407	29,365
Total revenue, net	14,600	21,011	66,871	59,900
Cost of goods sold:
Product and accessories	6,575	12,272	36,037	33,118
Parts, services and rentals	5,007	7,039	19,124	19,178
Total cost of goods sold	11,582	19,311	55,161	52,296
Gross profit	3,018	1,700	11,710	7,604
Operating expenses:
Research and development	579	633	1,897	1,726
Selling, general and administrative	9,749	5,597	25,713	15,623
Total operating expenses	10,328	6,230	27,610	17,349
Loss from operations	(7,310)	(4,530)	(15,900)	(9,745)
Other income (expense), net	53	5	59	(43)
Interest income	7	42	106	74
Interest expense	(1,100)	(1,853)	(4,619)	(4,469)
Reorganization items, net	32,589	—	33,042	—
Income (loss) before provision (benefit) for income taxes	24,239	(6,336)	12,688	(14,183)
Provision (benefit) for income taxes	(1)	—	14	6
Net income (loss)	24,240	(6,336)	12,674	(14,189)
Less: Deemed dividend on purchase warrant for common shares	—	—	—	97
Net income (loss) attributable to common stockholders	$24,240	$(6,336)	$12,674	$(14,286)

Net income (loss) per share of common stock and non-voting common stock—basic and diluted	$1.27	$(0.35)	$0.68	$(0.85)
Weighted average shares used to calculate basic and diluted net income (loss) per common stock and non-voting common stock	19,047	18,351	18,655	16,824

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

(In thousands, except share amounts)
(Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2023	—	$—	18,511,555	$18	—	$—	$955,228	$(977,202)	117,014	$(2,139)	$(24,095)
Vested restricted stock awards	—	—	39,923	—	—	—	11	—	8,771	(11)	—
Stock-based compensation	—	—	—	—	—	—	306	—	—	—	306
Net loss	—	—	—	—	—	—	—	(5,679)	—	—	(5,679)
Balance, June 30, 2023	—	—	18,551,478	18	—	—	955,545	(982,881)	125,785	(2,150)	(29,468)
Issuance of non-voting common stock	—	—	—	—	508,475	1	—	—	—	—	1
Vested restricted stock awards	—	—	10,743	—	—	—	4	—	3,730	(4)	—
Stock-based compensation	—	—	—	—	—	—	81	—	—	—	81
Stock awards to Board of Directors	—	—	97,275	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,887)	—	—	(5,887)
Balance, September 30, 2023	—	—	18,659,496	18	508,475	1	955,630	(988,768)	129,515	(2,154)	(35,273)
Stock-based compensation	—	—	—	—	—	—	1,670	—	—	—	1,670
Vested restricted stock awards	—	—	10,808	—	—	—	—	—	—	—	—
Preferred units issued, subject to possible redemption	10,449,863	13,859	—	—	—	—	—	—	—	—	—
Cancellation of Capstone Green Energy Corporation stock	—	—	(18,670,392)	(18)	(508,475)	(1)	(2,154)	—	(129,515)	2,154	(19)
Issuance of Capstone Green Energy Holdings, Inc. stock	—	—	18,540,877	18	508,475	1	—	—	—	—	19
Net income	—	—	—	—	—	—	—	24,240	—	—	24,240
Balance, December 31, 2023	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,146	$(964,528)	—	$—	$(9,363)

.	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2022	—	$—	15,398,368	$15	—	$—	$946,969	$(952,583)	101,633	$(2,088)	$(7,687)
Vested restricted stock awards	—	—	33,234	—	—	—	36	—	9,296	(36)	—
Stock-based compensation	—	—	—	—	—	—	232	—	—	—	232
Net loss	—	—	—	—	—	—	—	(4,200)			(4,200)
Balance, June 30, 2022	—	—	15,431,602	15	—	—	947,237	(956,783)	110,929	(2,124)	(11,655)
Vested restricted stock awards	—	—	28,882	—	—	—	15	—	6,085	(15)	—
Stock-based compensation	—	—	—	—	—	—	154	—	—	—	154
Stock awards to Board of Directors	—	—	54,585	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	2,934,498	3	—	—	7,247	—	—	—	7,250
Deemed dividend on purchase warrant for common shares	—	—	—	—	—	—	97	(97)	—	—	—
Net loss	—	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Balance, September 30, 2022	—	—	18,449,567	18	—	—	954,750	(960,533)	117,014	(2,139)	(7,904)
Vested restricted stock awards	—	—	35,915	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	231	—	—	—	231
Net loss	—	—	—	—	—	—	—	(6,336)	—	—	(6,336)
Balance, December 31, 2022	—	$—	18,485,482	$18	—	$—	$954,981	$(966,869)	117,014	$(2,139)	$(14,009)

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$12,674	$(14,189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,001	2,309
Amortization of financing costs and discounts	49	60
Paid-in-kind interest expense	1,100	—
Amortization of right-of-use assets	2,482	848
Allowance for credit loss expense	—	437
Inventory provision	552	771
Provision for warranty expenses	143	369
Stock-based compensation	2,057	617
Non-cash reorganization items, net	(35,255)	—
Changes in operating assets and liabilities:
Accounts receivable	981	3,725
Inventories	6,638	(7,535)
Prepaid expenses, other current assets and other assets	(1,029)	(933)
Accounts payable and accrued expenses	(4,646)	920
Operating lease liability	(2,464)	(931)
Accrued salaries and wages and long-term liabilities	59	274
Accrued warranty reserve	(126)	(312)
Deferred revenue	(5,752)	2,472
Factory protection plan liability	(2,527)	2,678
Net cash used in operating activities	(22,063)	(8,420)
Cash Flows from Investing Activities:
Expenditures for equipment and leasehold improvements	(4,551)	(3,999)
Net cash used in investing activities	(4,551)	(3,999)
Cash Flows from Financing Activities:
Proceeds from debtors-in-possession facility	12,000	—
Proceeds from three-year term note	3,000	—
Proceeds from exit new money note	3,000	—
Debt issuance costs	(244)	—
Repayment of finance lease obligations	(115)	(772)
Net proceeds from sale of common stock and warrants	—	7,250
Net cash provided by financing activities	17,641	6,478
Net decrease in Cash and Cash Equivalents	(8,973)	(5,941)
Cash and Cash Equivalents, Beginning of Period	12,839	22,559
Cash and Cash Equivalents, End of Period	$3,866	$16,618
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,620	$4,128
Income taxes	$14	$13
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$—	$565
Renewal of insurance contracts financed by notes payable	$—	$665
Deemed dividend	$—	$97
Right-of-use assets obtained in exchange for lease obligations	$7,348	$9,764
Settlement of lease obligations with accounts receivable due	$502	$—
Conversion of inventory to rental assets	$280	$—
Rental assets capitalized from prepaids	$623	$—
Paid-in-kind debt discount in connection with the three-year term note	$500	$—

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

Capstone Green Energy Holdings, Inc., along with its consolidated operating subsidiary Capstone Green Energy LLC (“Capstone,” “We” or the “Company”) (f/k/a Capstone Turbine International, Inc.) is a provider of customized microgrid solutions, on-site resilient Energy-as-a-Service (“EaaS”) solutions, and on-site energy technology systems focused on helping customers around the globe solve the “Energy Trilemma” of resiliency, sustainability, and affordability. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”)), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. The Company’s inverter-based technologies solve resiliency by being able to seamlessly connect to the electric grid or be the backbone of a localized microgrid. The Company’s Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. Through the EaaS business line the Company offers build, own, operate and maintain (“BOOM”) as well as energy rental solutions utilizing the Company’s microturbine energy systems. The Company offers comprehensive factory protection plan service contracts that limit life-cycle costs, as well as providing aftermarket spare parts. The Company’s emerging business line is Hydrogen Energy Solutions. Through the Hydrogen Energy Solutions business line, the Company offers customers the ability to run on hydrogen blended fuel source. Because these are still emerging offerings, Hydrogen Energy Solutions revenue has been immaterial to date.

Historically, the business described above was conducted by Capstone Green Energy Corporation, which was organized in 1988 and has had been commercially producing its microturbine generators since 1998. In connection with emergence from the Chapter 11 Cases (as defined below), Capstone Green Energy Corporation was reorganized pursuant to the Transaction Support Agreement dated September 28, 2023 by and among the Debtors (as defined below), Goldman Sachs Specialty Lending Group, L.P. and Broad Street Credit Holdings LLC  (the “TSA”) and became a privately-held company that continues to own the Retained Assets (as defined below). Capstone Turbine International, Inc., a former wholly-owned subsidiary of Capstone Green Energy Corporation, which was incorporated in Delaware on June 10, 2004, became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. In addition, Capstone Green Energy LLC (the “Operating Subsidiary”) was formed as a result of the Plan.

2.  Basis of Presentation, Significant Accounting Policies and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2023 was derived from audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities Exchange Commission (“SEC”) on June 13, 2024. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Basis for Consolidation In connection with the Plan of Reorganization (the “Plan”) (as defined in Note 3— Chapter 11 Proceedings and Emergence), on December 7, 2023, Capstone Green Energy Corporation completed a series of transactions pursuant to which, among other things, Capstone Turbine International, Inc. was renamed “Capstone Green Energy Holdings, Inc.” and became the successor to Capstone Green Energy Corporation for SEC reporting purposes by operation of Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. The Condensed Consolidated Financial Statements included in this filing include the accounts of the Company, the Operating Subsidiary and Capstone

Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

Noncontrolling Interests in Consolidated Operating Subsidiary Noncontrolling interests in the Company’s consolidated Operating Subsidiary represent the equity interests held by a related third party. Refer to Note 3— Chapter 11 Proceedings and Emergence for details on the formation of the Operating Subsidiary. The noncontrolling interests in the consolidated Operating Subsidiary are redeemable and are presented as temporary equity in the Company's Condensed Consolidated Balance Sheet. Refer to Note 9— Temporary Equity for details of the noncontrolling interests. The Company accounts for the noncontrolling interest using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings of the consolidated Operating Subsidiary between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in the consolidated Operating Subsidiary on the Condensed Consolidated Balance Sheets represent the amounts the noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated Operating Subsidiary were liquidated at recorded amounts and distributed between the controlling and noncontrolling interests in accordance with the governing documents. The net income attributable to noncontrolling interests in the Operating Subsidiary on the Condensed Consolidated Statements of Operations is associated with the increase or decrease in the noncontrolling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions.

Prior to the emergence from bankruptcy, the Company recorded a gain on debt extinguishment, as detailed in Note 3— Chapter 11 Proceedings and Emergence, of $35.3 million, within Reorganization items, net on the Company’s Condensed Consolidated Statement of Operations, which resulted in net income of $12.7 million during the nine months ended December 31, 2023. Therefore, the Company did not allocate earnings to the Operating Subsidiary as of December 31, 2023, as the Company incurred a net loss after the Effective Date (as defined below) and the noncontrolling interest owners hold a liquidation preference that protects the holder from absorbing losses.

Reclassification Certain items in prior financial statements have been reclassified to conform to the current presentation and provide comparability but have no effect on the reported results of operations. The Company reclassified certain revenue stream and cost of goods sold on the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2022 to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements and did not result in a change in total revenue, net income or cash flows from operations for the periods presented.

Significant Accounting Policies Except as described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2023 filed with the SEC, that have had a material impact on the Company's Condensed Consolidated Financial Statements.

Bankruptcy Accounting The Condensed Consolidated Financial Statements included herein have been prepared as if the Company were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852— Reorganizations (“ASC 852”). See Note 3 – Chapter 11 Proceedings and Emergence for further details regarding the bankruptcy. At emergence from Chapter 11, the Company evaluated the criteria to apply fresh-start accounting under ASC 852 and determined that pre-petition shareholders maintained control of the Company following the restructuring transactions contemplated within the Company’s Plan of Reorganization. As the pre-petition shareholders did not lose control, fresh-start accounting did not apply and the existing carrying values and activities continued as the reporting entity did not change. In addition, the Company has classified all income, expenses, gains or losses that were incurred or realized as a result of the proceedings since filing for Chapter 11 as “Reorganization Items, net” in the Company’s Condensed Consolidated Statement of Operations.

Segment Reporting The Company determines its reporting units in accordance with FASB ASC Topic No. 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company defines its CODM to be the Chief Executive Officer. The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and service.

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of December 31, 2023, the Company had cash and cash equivalents of $3.9 million and a working capital deficit of $9.3 million. The Company recorded net income of $12.7 million and used cash from operating activities of $22.1 million during the nine months ended December 31, 2023.

On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws, as further discussed in Note 3— Chapter 11 Proceedings and Emergence in the Notes to Condensed Consolidated Financial Statements. The Company emerged from Bankruptcy on December 7, 2023 and effected a financial and organizational restructuring. However, given its current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended December 31, 2023.

Trade Accounts Receivable and Allowance for Credit Loss On April 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Topic No. 326— Credit Loss, Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology referred to as the current expected credit loss (“CECL”) The CECL model applies to financial assets measured at amortized cost, including accounts receivable. Under the CECL model, the Company identifies allowances for credit losses based on future expected losses when accounts receivable are created rather than when losses are probable.

The Company applies the aging method by pooling receivables based on levels of delinquency and applying historical loss rates on what has been historically uncollectible by aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. Additionally, the allowance for credit loss calculation includes subjective adjustments for qualitative risk factors that could likely cause estimated credit losses to differ from historical experience. The factors include assessments of various economic conditions, significant events that occurred, geographic location, size and credit ratings of the customers. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. Accounts deemed uncollectible are written off against the allowance for credit loss. Refer to Note 5- Customer Concentrations and Accounts Receivable in the Notes to Condensed Consolidated Financial Statements for details of the allowance for credit loss recorded.

Temporary Equity Where common or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such event, the shares would become redeemable at the option of the holders, they are classified as temporary equity (‘mezzanine equity’), outside permanent equity. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. If the events are such that the shares are probable of becoming redeemable, then the Company will adjust the shares to reflect the maximum redemption value at the end of the reporting period.

3. Chapter 11 Proceedings and Emergence

Voluntary Filing under Chapter 11

Plan of Reorganization— On September 28, 2023 (the “Petition Date”), Capstone Green Energy Corporation and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine Financial Services, LLC (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings were jointly administered under the caption, In re Capstone Green Energy Corporation, Inc., et al. as Case No. 23-11634 (the “Chapter 11 Cases”). The Debtors continued to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on September 29, 2023, the Debtors obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations during the Chapter 11 Cases. As a result, from the Petition Date through December 7, 2023 (the “Effective Date” and “Emergence”),

the Debtors operated as a debtor-in-possession (“DIP”) under the protection of the U.S. Bankruptcy Court following filings by the Debtors of voluntary petitions for relief under Chapter 11 the Bankruptcy Code in the Bankruptcy Court.

Concurrent with the petition, the Debtors entered into the TSA with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC. (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”). The TSA, among other things, provided that Broad Street and the Collateral Agent would support the Debtors’ restructuring efforts as set forth in, and subject to the terms and conditions of, the TSA. The TSA contained customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the TSA. The TSA also provided for termination by the parties upon the occurrence of certain events.

Overview of the Plan— On September 28, 2023, the Debtors filed their Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates (the “Plan”) and Disclosure Statement for the Joint Prepackaged Chapter 11 Plan of Reorganization (the “Disclosure Statement”). On October 24, 2023, a Plan supplement was filed, which included schedules for enterprise valuations, assumed and rejected executory contracts, among other updates. Additional updates were filed in early November 2023 for the completion of schedules and exhibits containing information including governance documents, service contracts and other asset listing materials. On November 13, 2023, the Court held a combined hearing to consider approval of the adequacy of the Disclosure Statement and confirmation of the Plan. On November 14, 2023, the Court entered an order confirming the Plan and the Debtors satisfied all conditions required for Plan effectiveness and the Company emerged from the Chapter 11 Cases on December 7, 2023.

The following is a summary of certain provisions of the Plan that became effective on December 7, 2023, and is not intended to be a complete description of the Plan. The following summary is qualified in its entirety by reference to the full text of the Plans (including the Plan Supplement).

-	All of the Capstone Green Energy Corporation’s assets and liabilities (other than the equity of Capstone Turbine International, Inc., the impaired pre-petition secured claim (the “Pre-Petition Secured Claim”) and DIP Notes issued pursuant to the DIP Note Purchase Agreement, dated as of October 2, 2023 (as has been amended, restated, modified, supplemented or replaced from time to time, the “DIP NPA”), and specific assets and liabilities directly related to the distributor support services activities (referred to in the Plan as “Retained Assets” and defined in Note 15— Commitments and Contingencies) and tax attributes were transferred to a new subsidiary called Capstone Green Energy LLC (the “Operating Subsidiary”);
-	Capstone Turbine International, Inc. contributed all assets to the Operating Subsidiary;
-	The Operating Subsidiary issued the preferred units, representing 37.5% equity ownership, and common units, representing 62.5% equity ownership, to Capstone Green Energy Corporation;
-	Capstone Green Energy Corporation contributed all common units of the Operating Subsidiary to Capstone Turbine International, Inc. providing a 62.5% equity ownership in the Operating Subsidiary;
-	Capstone Turbine International, Inc. became a public company and was renamed Capstone Green Energy Holdings, Inc. and became the successor to Capstone Green Energy Corporation for purposes of Securities and Exchange Commission registration, and is the successor with respect to any claims against, or interest in, Capstone Green Energy Corporation and any Debtor subsidiary; provided that, for the avoidance of doubt Capstone Turbine International, Inc. is not the successor to Capstone Green Energy Corporation for United States federal, state or local income tax purposes, and is not the successor to Capstone with respect to the employment of the directors, officers, and employees of the Debtors or relating to any employment obligations;
-	Capstone Green Energy Corporation became a private company (the “Reorganized PrivateCo”) that continued to own the Retained Assets and the preferred units of the Operating Subsidiary and has no liabilities relating to, arising under or in connection with any claims against, or interest in, any Debtor;
-	The holder of the $57 million Pre-Petition Secured Claim and purchaser DIP Claim (defined term as described below), received one hundred percent (100%) of the equity interests in Reorganized PrivateCo in exchange for agreed-upon portions of such Claims;
-	Existing shareholders of Capstone Green Energy Corporation received one hundred (100%) percent of the common stock of Capstone Green Energy Holdings, Inc., subject to any dilution from any stock issued pursuant to the employee incentive stock plan, including the shares of non-voting common stock issued to certain key employees and directors;
-	Reorganized PrivateCo and the Operating Subsidiary entered into a Reorganized PrivateCo Services Agreement (the “Reorganized PrivateCo Services Agreement”) with respect to ongoing support for the Retained Assets of Reorganized PrivateCo.

DIP Note Purchase Agreement— On October 3, 2023, the Debtors entered into a super-priority senior secured debtor-in-possession note purchase agreement (the “DIP Note Purchase Agreement”) with Broad Street and the Collateral Agent. Broad Street provided the Debtors with a credit facility (the “DIP Facility”) in an aggregate principal amount of $30.0 million (the “DIP Claim”), consisting of (1) $12.0 million new money DIP notes (“DIP New Money Notes”), and (2) a roll-up of a portion of secured obligations under the existing pre-petition debt with Broad Street in the amount of $18.0 million, subject to the terms and conditions set forth in the DIP Note Purchase Agreement. On September 28, 2023, the Debtors filed the Motion of Debtors for Interim and Final Orders (I) Authorizing the Debtors to Obtain Senior Secured Postpetition Financing, (II) Granting Liens and Superpriority Administrative Expense Status, (III) Authorizing the Use of Cash Collateral, (IV) Granting Adequate Protection to Pre-Petition Secured Parties, (V) Scheduling a Final Hearing, and (VI) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Note Purchase Agreement was attached to the joint prepackaged Chapter 11 plan of reorganization (as amended, restated, supplemented or otherwise modified from time to time, the “Plan”) filed as part of the voluntary petition.

On October 2, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Note Purchase Agreement, the Debtors were authorized to make a single, initial draw of $9.0 million on the DIP Facility (the “Initial Draw”). The remaining $3.0 million of the DIP Facility became available to be drawn by the Debtors on November 13, 2023, after the Bankruptcy Court entered the Final DIP Order (the “Final Order”). The amount was drawn by the Debtors on October 24, 2023, after the entry of the Final Order and compliance with the terms, conditions, and covenants to be set forth in the DIP Note Purchase Agreement. Substantially all of the Debtors’ assets were encumbered by first-priority liens of the purchaser under the DIP Note Purchase Agreement. Pursuant to the terms of the Plan, on the Effective Date, the obligations of Reorganized PrivateCo to the DIP NPA, were cancelled and converted into an Exit Facility (the “Exit Note Purchase Agreement”).

Treatment of claims

-	Secured Tax Claims, Other Secured Claims, Other Priority Claims were unimpaired, expected to be paid in full during the course of the bankruptcy proceedings, or reinstated to be paid in full after Emergence.
-	General Unsecured Claims were unimpaired and received cash in the amount of such allowed claim as of the Effective Date or during the ordinary course of business following such date.
-	Pre-Petition Secured Claim was impaired and received in full satisfaction and discharge of the holder’s claim the pro rata amount (pro rata along with the DIP Claims) of Reorganized PrivateCo equity and the indirect ownership of the Operating Subsidiary preferred units issued to Reorganized PrivateCo.
-	DIP Claim received in full satisfaction, settlement, release and discharge of such claim the pro rata amount (pro rata along with Pre-Petition Secured Claim) of Reorganized PrivateCo equity and the indirect ownership of the Operating Subsidiary preferred units issued to Reorganized PrivateCo, and exit financing roll-over notes issued at Emergence, which is referred to as part of the Exit Note Purchase Agreement detailed below.
-	Equity Interests were impaired and deemed to reject the Plan. Each shareholder in Capstone Green Energy Corporation received its pro rata share of 100% of Capstone Green Energy Holdings, Inc., subject to dilution for the executive stock plans. The shares in Capstone Green Energy Corporation, including any warrants, restricted stock or similar contractual equity rights thereto were cancelled and terminated and received no other distribution of value.

Exit Facility— The DIP Facility converted into an Exit Note Purchase Agreement for an aggregate principal amount of $28.0 million, consisting of (1) $7.0 million new money notes (the “Exit New Money Notes”), (2) a roll-up of a $20.0 million portion of the secured DIP Claim plus accrued and unpaid interest thereon, subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among Capstone Green Energy LLC, as the issuer, Capstone Green Energy Holdings, Inc. and Capstone Turbine Financial Services, LLC, as the guarantors (the “Guarantors”), Broad Street and the Collateral Agent. The new money notes mature two years from the Effective Date, and the roll-up debts mature three years from the Effective Date. Interest is calculated using a SOFR rate plus an applicable margin, and a portion is paid-in-kind until the third year following Emergence. In the original Plan, the Exit Note Purchase Agreement was to be for an aggregate principal amount of $25.0 million, with only $5.0 million in new money notes. The final approved Plan increased the new money notes to $7.0 million upon the confirmation of the Plan by Bankruptcy Court.

As of December 31, 2023, the outstanding balance of $24.1 million, recorded as Exit new money notes, net, non-current on the Condensed Consolidated Balance Sheet, was made up of $3.0 million, less debt issuance costs of $0.2 million, drawn on the Exit New Money Notes, $20.0 million of the DIP Claim and $1.2 million of accrued interest.

Nasdaq Delisting of Common Stock— Effective at the opening of the trading session on October 5, 2023, the Company’s common stock was suspended from trading on the Nasdaq Capital Market. Effective October 23, 2023, the Company’s common stock was delisted from the Nasdaq Capital Market.

Basis of Presentation— Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, ASC 852, in preparing the accompanying Condensed Consolidated Financial Statements as of and for the three months ended December 31, 2023, which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges related to the Chapter 11 Cases were recorded as Reorganization items, net in the accompanying unaudited Condensed Consolidated Financial Statement of Operations. All pre-petition obligations of the Debtors that were impacted by the Chapter 11 Cases that were previously classified as Liabilities Subject to Compromise (“LSTC”) were resolved at Emergence.

Gain on Extinguishment of Debt at Emergence— In accordance with ASC 470, Debt, on December 7, 2023, the Company recognized a gain on extinguishment of debt that was recorded in Reorganization items, net in the accompanying unaudited Condensed Consolidated Financial Statement of Operations. The components of the gain were as follows (in thousands):

Pre-petition senior secured principal	$53,000
Accrued interest and fees on pre-petition senior secured principal	3,953
Additional New Money DIP Notes	12,000
DIP commitment fee	600
DIP PIK interest (post-petition interest)	755
New Money Exit Notes	3,000
Fair value of Preferred Units of Operating Subsidiary exchanged	(13,859)
Fair value of Exit Notes and net retained assets	(24,106)
Total gain from debt extinguishment	$35,343

The Net Operating Losses (the “NOLs”) that were provided through the transfer of ownership of Capstone Green Energy Corporation, which held all of the tax attributes, including the NOLs had a full valuation allowance against them and did not have any value to Capstone Green Energy Corporation immediately prior to the Effective Date. Refer to Note 8— Income Taxes in the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the fiscal year ended March 31, 2023.

Fresh-Start Applicability— On December 7, 2023, the Company evaluated the criteria to apply fresh-start accounting under ASC 852 and determined the pre-petition shareholders maintained control of the Company during and after the reorganization and did not lose control as a result of the reorganization. As pre-petition shareholders did not lose control, fresh-start did not apply and historical activities and balances remained at carrying value. At Emergence, the restructured debt was treated as a debt extinguishment and the shareholders’ equity was revised to reflect the new common stock of Capstone Green Energy Holdings, Inc.

Reorganization Items— Reorganization items represent the direct and incremental costs related to the Company’s Chapter 11 cases, such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on accumulated cash during the Chapter 11 process and net gains on the sale of assets or resulting from certain settlement agreements related to the Company’s restructuring activities. The Company’s restructuring activities resulted in additional charges and other adjustments for expected allowed claims (including claims that may be subsequently allowed by the U.S. Bankruptcy Court) and other reorganization items that were material to the Company’s financial position or results of operations during the period.

The table below lists the components of reorganization items for the three and nine months ended December 31, 2023 (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2023
Professional fees	$(2,154)	$(2,213)
Adjustment of debt to approved claim	—	512
DIP commitment fee	(600)	(600)
Gain on debt extinguishment	35,343	35,343
Total reorganization items, net	$32,589	$33,042

Interest Expense— Interest expense related to pre-petition LSTC was reported only to the extent that it was paid during the pendency of the Chapter 11 cases or was permitted by orders of the U.S. Bankruptcy Court. Contractual interest (at non-default rates) owed to unrelated parties on pre-petition LSTC not reflected on the Company’s Condensed Consolidated Financial Statements was $1.4 million incurred from the periods of October 1, 2023, through December 7, 2023.

Liabilities Subject to Compromise— Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process. At the Effective Date the Company no longer had amounts classified as LSTC, as the pre-petition liabilities the Company anticipated would be allowed as claims in the Chapter 11 Cases were resolved in connection with the Chapter 11 Cases. As a result, the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2023, does not include amounts classified as LSTC.

As noted above, a portion of the Pre-Petition Secured Claim plus accrued interest was rolled into the DIP Facility on October 2, 2023. Therefore, on October 2, 2023, $19.3 million of the LSTC was reclassified as Exit new money notes, net, non-current on the accompanying unaudited Condensed Consolidated Balance Sheet. Thus, the balance of LSTC immediately prior to Emergence was $37.6 million.

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

5.  Customer Concentrations and Accounts Receivable

Accounts receivables are presented on the Condensed Consolidated Balance Sheets, net of estimated credit losses. The carrying amounts of trade accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with ASC 326, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. The Company evaluated its current estimate of expected credit losses and determined that there was no significant change. It took into account certain economic factors in calculating the risk factors used to determine the CECL historical loss rate for each aging bucket.  Additionally, the Company analyzed the risk of its receivables using geography and other customer circumstances to determine its allowance for credit risk. Changes in the CECL allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2023	$4,813
Provision for credit loss	—
Write-offs	(447)
Balance, December 31, 2023	$4,366

Cal Microturbine, one of the Company’s domestic distributors, accounted for 17% of revenue for the three months ended December 31, 2023. RSP Systems and Cal Microturbine, two of the Company’s domestic distributors, accounted for 21% and 14% of revenue for the three months ended December 31, 2022, respectively. E-Finity Distributed Generation (“E-Finity”) and Cal Microturbine accounted for 14% and 11% of revenue for the nine months ended December 31, 2023, respectively. Cal Microturbine and RSP Systems accounted for 16% and 13% of revenue for the nine months ended December 31, 2022, respectively.

Additionally, IBT Energies and Supernova Energy Services accounted for 15% and 14% of net accounts receivable as of December 31, 2023. E-Finity accounted for 12% of net accounts receivable as of March 31, 2023. The Company recorded a credit loss expense of zero during the three and nine months ended December 31, 2023, respectively. The Company recorded a credit loss expense of $0.3 million and $0.4 million during the three and nine months ended December 31, 2022, respectively.

6.  Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	December 31,	March 31,
	2023	2023
Raw materials	$26,601	$26,745
Work in process	1,213	—
Finished goods	5,717	13,695
Total	33,531	40,440
Less: non-current portion	(3,531)	(3,112)
Total inventory, net non-current portion	$30,000	$37,328

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2023 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,719
25 to 36 months	1,812
Total	$3,531

7. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	December 31,	March 31, 2023
	2023	2023
Machinery, equipment, automobiles and furniture	$14,969	$14,760
Leasehold improvements	8,868	8,868
Molds and tooling	3,516	3,516
Rental assets	31,682	26,868
	59,035	54,012
Less: accumulated depreciation	(32,457)	(29,737)
Total property, plant, equipment and rental assets, net	$26,578	$24,275

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $1.0 million and $0.9 million for the three months ended December 31, 2023 and 2022, respectively. Depreciation expense for property, plant, equipment and rental assets was $3.0 million and $2.3 million for the nine months ended December 31, 2023 and 2022, respectively

8. Equity

The following table summarizes, by Condensed Consolidated Statements of Operations line item, stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of goods sold	$111	$8	$140	$23
Research and development	69	24	93	73
Selling, general and administrative	1,490	199	1,824	521
Stock-based compensation expense	$1,670	$231	$2,057	$617

The Company has elected to account for forfeitures as they occur.

Stock Plans

Capstone Green Energy Corporation 2017 Equity Incentive Plan

In June 2017, the Company’s Board of Directors (the “Board”) adopted the Capstone Green Energy Corporation 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which was approved by the stockholders at the Company’s 2017 annual meeting of stockholders on August 31, 2017 (the “2017 Annual Meeting”). The 2017 Plan provided for 3,400,000 aggregate number of shares of Common Stock authorized for issuance under the 2017 Plan.

Shares available for future grants and all outstanding unvested equity awards under the 2017 Plan were cancelled on the Effective Date in accordance with the Plan.

Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan

In connection with the Emergence, on December 7, 2023, the Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan (the “Incentive Plan”) was approved and adopted by the Capstone Green Energy Holdings, Inc. Board. The Incentive Plan is intended to, among other things, (i) attract and retain the types of employees, consultants and directors who will contribute the Company’s long-term success, (ii) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company, and (iii) promote the success of the Company’s business. The Incentive Plan was not approved by the Company’s stockholders.

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

Non-Voting Common Stock

On September 27, 2023, the Capstone Green Energy Corporation’s Board approved and adopted the Amended and Restated Certificate of Incorporation (“COI”), which provided designation of a new class of non-voting common stock with a par value of $0.001 per share. The non-voting common stock are to be issued to certain key employees and directors of the Company. The intent of issuing the non-voting common share was to provide value to the employees and officers after the restructuring and substantial de-leveraging following the Company’s Chapter 11. The non-voting common stock do not have any voting rights on any matter on which stockholders of Capstone Green Energy Holdings, Inc. are entitled to vote. However, the non-voting common stock have the right to vote, separately or together with the common stock, on any amendments to the COI (including with respect to any changes to (i) the authorized number of shares of common stock or non-voting common stock or (ii) any preferences, rights or powers of the non-voting common stock). The number of authorized shares of non-voting common stock or common stock may be increased or decreased (but not below the number of such shares of non-voting common stock or common stock then outstanding, as applicable) by the affirmative vote of the holders of a majority of the common stock. All common stock and all non-voting common stock have the same rights and powers, rank equally (including upon any liquidation, dissolution or winding up of the Company), share ratably in any dividends and distributions, and are identical in all respects as to all other matters, other than as to voting rights. The holders of non-voting common stock may not transfer any such shares of non-voting common stock until the end of the period ending on the date that is twelve months immediately following the date of the COI (the “Lock-Up Period”), with certain exceptions as described in the COI. Each share of non-voting common stock will automatically upon transfer, convert into a share of common stock on a 1:1 basis.

The non-voting common stock did not have any value upon issuance in September 2023 and therefore no compensation expense was recorded. Upon Emergence, a step-up in value was calculated as the maximum value the shares could have after considering a discount for lack of voting rights and the Lock-Up Period. On the Effective Date, $0.5 million was recorded as a one-time compensation expense in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2023 and within APIC on the Company’s Condensed Consolidated Balance Sheet as of December 31. 2023.

As of December 31, 2023, 508,475 shares of fully vested non-voting common stock were outstanding.

Restricted Stock Units and Performance Restricted Stock Units

All outstanding unvested equity awards as of the Effective Date under the Capstone Green Energy Corporation 2017 Equity Incentive Plan were cancelled on the Effective Date in accordance with the Plan. Through the new 2023 plan, the Company intends to issue equity awards to incentivize employees whose unvested equity awards were terminated in accordance with the Plan.

Stockholder Rights Plan

In connection with the Emergence and in accordance with the Plan, the NOL Rights Agreement was terminated and the obligations of the Company thereunder were discharged by order of the Bankruptcy Court.

Warrants

The warrants outstanding on the Effective Date to purchase up to 3,763,860 shares of Reorganized PrivateCo at various exercise prices for each series were cancelled on the Effective Date in accordance with the Plan.

9. Temporary Equity

Redeemable Preferred Units

Redeemable noncontrolling interests are reported on the Condensed Consolidated Balance Sheet as Temporary Equity.

In connection with the bankruptcy proceedings, the TSA provided for the issuance of 10,449,863 Series A Redeemable Preferred Units (the “Preferred Units”) of the newly formed subsidiary, the Operating Subsidiary that include a redemption feature. The Preferred Units have an aggregate value representing 37.5% equity ownership in the Operating Subsidiary (“Aggregate Purchase Price”). At any time during the six-month period following the sixth anniversary of the Effective Date, the holders of the Preferred Units may elect to have all, but not less than all, of the then outstanding Preferred Units redeemed. Therefore, the Preferred Units are probable of becoming redeemable and will be classified as temporary (‘mezzanine’) equity.

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into common units at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.50% of the common units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.50% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into common units as of December 31, 2023.

Additionally, the Preferred Units provide the holder with a put option to sell the shares to the Operating Subsidiary and the Liquidation Preference provides the holder with the option to exchange the Preferred Units for cash (together, the “Features”). The Company recorded $13.9 million, the initial fair value, as Temporary Equity on the Condensed Consolidated Balance Sheet as of December 31, 2023.

The fair value of $1.33 per Preferred Unit was determined using the Black-Scholes Merton (“BSM”) model with the following assumptions as of December 31, 2023:

Exercise price	$—
Dividend yield	—%
Volatility	92.5%
Risk-free interest rate	4.1%
Expected term	6.5 years

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value to equal the maximum redemption value to retained earnings. No adjustment was made at December 31, 2023, as the carrying value equaled the maximum redemption value.

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

Basis for Valuation

The carrying values reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. Financial and nonfinancial assets and liabilities measured on a recurring basis are those that are adjusted to fair value at each reporting period and include the Company’s Preferred Units. The Company used the BSM model (Level 3) with standard valuation inputs to value the Preferred Units as detailed in Note 9— Temporary Equity.

11. Supplemental Financial Statement Information

Other Assets

As of December 31, 2023, the Company had $2.4 million of royalty-related assets remaining, recorded within the Prepaid and other current assets and Other assets line items on the accompanying Condensed Consolidated Balance Sheets. The assets are being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of C200 System unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of December 31, 2023.

The current and long-term portions of prepaid royalties, included in prepaid and other current assets and other assets, respectively, consisted of (in thousands):

	December 31,	March 31,
	2023	2023
Other current assets	$124	$124
Other assets	2,279	2,381
Royalty-related assets	$2,403	$2,505

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of (in thousands):

	December 31,	March 31,
	2023	2023
Trade payables	$18,068	$27,491
Accrued interest	—	1,620
Accrued professional fees	3,578	596
Accrued commissions	190	604
Accrued service claims	140	171
Other	355	(192)
	$22,331	$30,290

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

	December 31,	March 31,
	2023	2023
Balance, beginning of the year	$1,576	$1,483
Standard warranty provision	143	592
Deductions for warranty claims	(126)	(499)
Balance, end of the period	$1,593	$1,576

13. Debt

Exit Facility Agreement

In connection with the emergence from the Chapter 11 Cases, on the Effective Date, the DIP Facility converted to the Exit Note Purchase Agreement, for an aggregated principal amount of $28.0 million, including accrued and unpaid interest subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among the Operating Subsidiary, as the issuer, the Guarantors, Purchaser and the Collateral Agent (each as defined in the Exit Note Purchase Agreement). The Exit Note Purchase Agreement provides for:

(i) a roll up of $12.6 million DIP New Money Notes (plus any accrued unpaid interest);

(ii) a roll up of $8.0 million of DIP Roll Up Notes (plus any accrued unpaid interest) (collectively with the roll up of the $12.6 million DIP New Money Notes, the “Exit Roll Up Notes”); and

(iii) an additional $7.0 million of  Exit New Money Notes and, together with the Exit Roll Up Notes, the “Notes”, of which $3.0 million was drawn, less $0.2 million of debt issuance costs, with the remaining $4.0 million available to be drawn upon as of December 31, 2023.

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility. The proceeds of the net $2.8 million of Exit New Money Notes were used to fund restructuring expenses and for working capital, for general corporate purposes and to pay interest, premiums, fees and expenses payable under the other Note Documents (as defined in the Exit Note Purchase Agreement). The Notes bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Exit Note Purchase Agreement) plus 7.00% per annum. A portion of the interest on the Notes is paid-in-kind until the third year following the Effective Date.

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

As of March 31, 2024, the Company was not in compliance with the minimum consolidated adjusted EBITDA covenant contained in the Exit Note Purchase Agreement. In anticipation of such default, the Company obtained a waiver from the Purchaser and the Collateral Agent on March 27, 2024. There can be no assurance that the Purchase and the

Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Notes.

On June 28, 2024, the Company entered into the First Amendment (the “First Amendment”) to the Exit Note Purchase Agreement. The First Amendment provides for: (i) the amendment of the minimum consolidated adjusted EBITDA financial covenant to (a) allow adjustment for costs related to the restatement of, or other adjustments to, the financial statements of the Company for the period beginning on the Closing Date (as defined in the Exit Note Purchase Agreement) and ending at the end of the 2025 Fiscal Year and (b) the minimum consolidated adjusted EBITDA financial covenant to be first tested at the quarter ended September 30, 2024, (ii) the amendment of the minimum consolidated liquidity financial covenant to (a) reduce the minimum consolidated liquidity to $1,000,000 from September 30, 2024 to March 30, 2025 and (b) defer the testing of the minimum consolidated liquidity financial covenant to September 30, 2024 and (iii) the extension of the deadline for the delivery of the Company’s audited financial statements for the fiscal year ended March 31, 2024 (the “fiscal 2024 financial statements”) to September 27, 2024 and the removal of the covenant that the fiscal 2024 financial statements be accompanied by a report and opinion of an independent certified public accountant which is not subject to any “going concern” or like qualification.

 The minimum consolidated liquidity covenant will be tested at all times from and after September 30, 2024, and requires the Company and its subsidiaries to maintain a minimum average Consolidated Liquidity (as defined in the First Amendment) during any seven consecutive day period of no less than:

(i) from September 30, 2024 to March 30, 2025, $1,000,000;

(ii) from March 31, 2025 to June 29, 2025, $2,500,000;

(iii) from June 30, 2025 to September 29, 2025, $3,000,000;

(iv) from September 30, 2025 to March 30, 2026, $3,500,000; and

(v) from March 31 2026 to December 7, 2026, $4,000,000.

The minimum consolidated adjusted EBITDA covenant will be tested on the last day of each fiscal quarter, commencing with September 30, 2024, and will require the Company and its subsidiaries to maintain a minimum consolidated adjusted EBITDA (as defined in the First Amendment) as at the end of any fiscal quarter (i) from the Closing Date until September 30, 2024, for the period of the fiscal quarters then ended in such calendar year and (ii) from October 1, 2024, for the four fiscal quarter period then ended, to be less than the correlative amount indicated below (with corresponding calendar quarters also included as reference):

Fiscal Quarter Ending	Consolidated Adjusted EBITDA
September 30, 2024	$2,500,000
December 31, 2024	$4,000,000
March 31, 2025	$5,000,000
June 30, 2025	$5,500,000
September 30, 2025	$6,000,000
December 31, 2025	$6,500,000
March 31, 2026	$8,000,000
June 30, 2026	$8,000,000
September 30, 2026	$8,000,000

As of December 31, 2023, the Company has recorded $24.1 million within Exit new money notes, net, non-current on the Company’s Condensed Consolidated Balance Sheet. Interest expense related to the Notes during the three and nine months ended December 31, 2023 was $1.1 million for both periods.

Three-Year Term Note

On February 4, 2019, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors, the Collateral Agent and any other purchasers party thereto from time to time (collectively, the “Purchaser”). On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). As of March 31, 2023, the Company had borrowings under the Note Purchase Agreement of $51.0 million. The A&R Note

Purchase Agreement contained a covenant, among others requiring the Company to have at all times a liquidity (the “Liquidity Covenant”) of at least $9.0 million. On April 21, 2023, the Company breached the Liquidity Covenant when its total funds in accounts subject to account control agreements fell below $9.0 million. On July 3, 2023, the Company failed to make an interest payment.

On July 6, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the A&R Note Purchase Agreement by and among the Company, certain subsidiaries of the Company, Goldman Sachs Specialty Lending Group, L.P. (as successor in interest to Goldman Sachs Specialty Lending Holdings, Inc.), as Collateral Agent and the purchaser party thereto (the “Purchaser”). The Fourth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the Company’s breach of the minimum consolidated liquidity covenant contained in the A&R Note Purchase Agreement, the failure to make the interest payment and certain other breaches specified therein; (ii) the extension of the maturity of the $50 million aggregate principal amount of Notes outstanding pursuant to the A&R Note Purchase Agreement from October 1, 2023 to September 1, 2024; (iii) an amendment fee payable by the Company at maturity equal to 1.00% of the principal balance of the Notes on the effective date of the Fourth Amendment (the “Fourth Amendment Effective Date”); (iv) a due date for the next interest payment on the date that is 30 days from the Fourth Amendment Effective Date, which interest payment was originally due on July 3, 2023; (v) following the Company’s entry into a TSA, the payment-in-kind of the quarterly interest payments that are due following the next the interest payment; (vi) a new minimum consolidated liquidity covenant requirement of $4.0 million, commencing on July 14, 2023, which amount will increase to $4.5 million on August 16, 2023 and to $6.0 million on August 31, 2023; (vii) the replacement of the Adjusted LIBO Rate with a Term SOFR interest rate benchmark; (viii) the ability for the Collateral Agent to either (A) force a conversion of the interest rate benchmark to Base Rate or (B) impose default interest during an Event of Default; (ix) the right for one designated Collateral Agent board observer to attend the meetings of the Company’s Board of Directors (and committees thereof) in a non-voting capacity, subject to certain customary exceptions; and (x) the amendment to certain provisions of the A&R Note Purchase Agreement, including to add a number of new covenants. Those new covenants include requirements that the Company (i) enter into a TSA within 30 days of the Fourth Amendment Effective Date; (ii) subject to necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the TSA in form and substance satisfactory to the Collateral Agent within 45 days after the Fourth Amendment Effective Date; (iii) close the transactions specified by the TSA by September 15, 2023; and (iv) provide a Section 382 analysis (i.e., an analysis relating to the potential limitation of the use of the Company’s net operating loss carryforwards due to ownership changes, which loss carryforwards the Company understands may be potentially valuable in one or more transaction structures) to the Collateral Agent on a quarterly basis. The Fourth Amendment also imposes restrictions on the Company’s ability to (i) pay professional fees for 30 days in excess of $2,000,000 in the aggregate; (ii) make certain other cash disbursements in excess of thresholds set forth in the Fourth Amendment; and (iii) amend existing, or enter into new, employment agreements or pay or incur any bonus or severance payment.

On August 16, 2023, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the A&R Note Purchase Agreement by and among the Company, certain subsidiaries of the Company, the Collateral Agent and the Purchaser. The Fifth Amendment provides for (i) the waiver by the Purchaser and the Collateral Agent of the Company’s breach of a covenant contained in the A&R Note Purchase Agreement to enter into a TSA with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company within 30 days of the Fourth Amendment Effective Date and the failure to make an interest payment within 30 days of the Fourth Amendment Effective Date; (ii) a due date for the next interest payment on August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, which interest payment was originally due within 30 days Fourth Amendment Effective Date to the A&R Note Purchase Agreement; (iii) a minimum Consolidated Liquidity covenant requirement of $3.5 million, commencing on July 14, 2023 and operative through September 1, 2024; and (iv) the amendment of the milestones with respect of the TSA to require that the Company (A) agree to the terms and form of the TSA (which may include a structure including bankruptcy proceedings) with one or more lenders in form and substance mutually satisfactory to the Collateral Agent and the Company by August 22, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion,(B) subject to any necessary stockholder approvals, execute and deliver, or reach agreement on substantially final versions of, the definitive documentation with respect of the transactions specified in the TSA in form and substance satisfactory to the Collateral Agent by August 31, 2023 or such later date as is agreed to by the Collateral Agent in its sole discretion, and (C) that the Company shall have closed the transactions specified by the TSA by September 15, 2023 or such later date as is agreed by the Collateral Agent in its sole discretion.

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

On the Petition Date, the principal balance of the A&R Note Purchase Agreement of $53.0 million, including accrued interest of $3.5 million and $0.5 million of issuance costs, were classified as LSTC on the Company’s Condensed Consolidated Balance Sheet. The Company has suspended accruing and paying interest and amortizing deferred financing costs, discounts and premiums, as applicable. During the third quarter of Fiscal 2024, $18.0 million of the LSTC balance, including accrued interest of $1.3 million, was rolled up into the Debtor-in-Possession financing agreement and recorded within Exit new money notes, net, non-current on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2023.

Interest expense related to the Term note payable, current during the three and nine months ended December 31, 2023 was zero and $3.3 million, respectively.

Gain on Extinguishment of Debt

The Company incurred a $35.3 million gain as a result of the debt amendment related to emerging from Chapter 11 bankruptcy on December 7, 2023. The gain is recorded within Reorganization items, net on the Company’s Condensed Consolidated Statement of Operations.

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

Factory Protection Plan and Service Cost Reimbursement In addition to the provision of standard warranties, the Company offers Factory Protection Plans (“FPP”) to minimize product downtime and control maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the 30-day, FPP contract period with automatic renewals for 5, 10, 15, or 20 years under ASC 606. The related costs are accrued at the time a customer submits an order, and the order’s compliance with the terms of the plan are confirmed, for a replacement part to reflect the Company’s obligation. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation. The provision is periodically adjusted to reflect actual experience. FPP contracts typically go into effect once the standard warranty expires. The current carrying amount of the liability is $8.3 million.

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

Some FPPs offer labor reimbursement on the labor performed on a microturbine system. Due to the nature of the arrangement, labor reimbursements are accounted for under ASC 460. An Authorized Service Provider (ASP) must perform the labor. ASPs submit claims for labor reimbursements and are credited for the cost of labor if the repairs meet the Company’s prescribed standards. The Company is unable to develop a reasonable estimate of the maximum potential payout under these arrangements because the FPPs do not contain a limit on the number of labor reimbursements that may be submitted. However, given historical practice, the Company has priced the FPP to cover all costs incurred related to the labor reimbursement and is not exposed to significant losses over the FPP premium.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Microturbine Products	$5,078	$10,027	$32,553	$28,775
Accessories	87	1,116	911	1,760
Total Product and Accessories	5,165	11,143	33,464	30,535

Parts and Services	6,603	7,500	23,906	23,940
Rentals	2,832	2,368	9,501	5,425
Total Revenue	$14,600	$21,011	$66,871	$59,900

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
United States	$8,032	$15,897	$36,879	$38,612
Mexico	1,310	450	4,553	1,504
All other North America	526	69	1,213	1,298
Total North America	9,868	16,416	42,645	41,414
Russia	—	536	—	2,184
All other Europe	2,578	2,257	13,898	8,803
Total Europe	2,578	2,793	13,898	10,987
Asia	1,019	317	2,786	2,386
Australia	850	1,076	4,179	2,478
All other	285	409	3,363	2,635
Total Revenue	$14,600	$21,011	$66,871	$59,900

Contract Balances

The Company’s deferred revenues consist of advance payments for microturbine products, parts, accessories and parts ordered under FPP contracts, but not yet delivered (contract liabilities), as well as advance payments on service obligations and extended warranties. The current portion of deferred revenue is included in deferred revenue and the non-current portion of deferred revenue is included in Deferred revenue, non-current liabilities in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	December 31,	March 31,
	2023	2023
Opening balance, beginning of the year	$24,189	$15,816
Closing balance, end of the period	$18,412	$24,189
Revenue recognized during the year from:
Amounts included in deferred revenue at the beginning of the year	$10,852	$13,026

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of December 31, 2023, approximately $5.0 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $4.3 million of these remaining performance obligations over the next 12 months and the balance of $0.7 million will be recognized thereafter.

The Company’s Distributor Support System (the “DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geographic and market verticals. This program is funded by the Company’s distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight-line basis over a calendar year period. Deposits are primarily non-refundable cash payments from distributors for future orders. Refer to Note 15 – Commitments and Contingencies — Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements for information regarding Reorganized PrivateCo’s distributor services business transition connected to the Company’s emergence from the Chapter 11 Cases.

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

15.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2023, the Company had firm commitments to purchase inventories of approximately $35.3 million through Fiscal 2026. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 16 – Leases.

Related Party Transactions

In connection with the emergence from the Chapter 11 Cases, on December 7, 2023, Reorganized PrivateCo continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”) and certain income tax attributes that remained with Reorganized PrivateCo.

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On the Effective Date, Operating Subsidiary entered into the Reorganized PrivateCo Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary. The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide to Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees).

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

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2023, no significant inventories of this nature were held at distributors.

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

On June 29, 2020, Capstone filed a motion to file a First Amended Complaint to add, among other things, a claim for enforcement of a guaranty signed by an entity related to Turbine Intl., Hispania Petroleum, S.A., and personal claims against the principals of Turbine Intl. and Hispania. That motion was granted on August 19, 2020, and the First Amended Complaint (“FAC”) was filed. All of the additional defendants were served and have filed answers.

As of December 31, 2023, discovery had been served and answered on both sides. On May 17, 2024, the trial was set for July 29, 2024; and the court ordered the parties to mediate the matter by June 19, 2024. On July 2, 2024, Turbine Intl. petitioned the court for a continuance and to reopen discovery. The court granted the continuance and set the trial date for December 2, 2024 and rejected the request to reopen discovery. Mediation remains court ordered. The

Company has not recorded a liability as of December 31, 2023, as the Company intends to fight the counter claims vigorously.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature may be costly and require management to devote significant time and attention away from the ongoing operation of the business.  The Company cannot predict the duration or outcome of this matter and has not recorded a liability as of December 31, 2023, as a loss cannot be reasonably estimated.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a distributor of the Company, submitted a demand for arbitration before the American Arbitration Association seeking, among other things, approximately $24.5 million in damages and alleging that the Company breached its distributor agreement with Cal Microturbine and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the distribution agreement. The parties have completed selection of an arbitration panel; and the arbitration panel has provided two possible dates in June and October 2025 for a hearing date. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damage claim to $18.8 million. The Company has not recorded a liability as of December 31, 2023, as the Company intends to fight the claims vigorously.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements regarding, and allegedly inadequate disclosure surrounding, the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021 and September 22, 2023 and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Company may incur significant legal expenses in defending the legal matters described above during the pendency of these matters, and in connection with any other potential legal matters, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations. The Company anticipates these legal fees to not exceed the insurance deductible of $1.2 million and has not recorded a liability as of December 31, 2023. There were no legal fees incurred as of December 31, 2023.

Rouse v. Capstone Green Energy Corporation

On June 18, 2024, a complaint for damages was filed in the Superior Court of the State of California, County of Los Angeles captioned Mark Rouse v. Capstone Green Energy Corporation alleging violations of the California labor code, breach of contract, conversion, breach of covenant of good faith and fair dealing and wrongful termination. The complaint seeks damages, medical expenses, attorneys’ fees, interest and costs related to the termination of Mr. Rouse’s employment and alleged non-payment of sales commissions in excess of $300,000. The Company is engaged in settlement discussions with Mr. Rouse’s counsel; and has yet to file its answer to the complaint. No hearing date has been set in the matter as of the date hereof. The Company has not recorded a liability as of December 31, 2023, as the Company intends to fight the claims vigorously.

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim

August 19, 2024, a Class Action, pursuant to Code of Civil Procedure section 382 was filed  in the Superior Court of the State of California for the Couty of Los Angeles, Case No. 24STCV21118, on behalf of Plaintiffs and all other current and former non-exempt California employees employed by or formerly employed by Defendants claiming failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, failure to provide rest periods, waiting time penalties, wage statement violations, failure to timely pay wages, failure to indemnify, violation of Labor Code 227.3, and unfair competition. The Court has not ruled to certify the Class. The Company has not recorded a liability as of December 31, 2023, as the suit was filed subsequent to the balance sheet date. The Company intends to fight the claims vigorously.

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

At December 31, 2023, the Company’s minimum rental revenue to be received under operating leases were as follows (in thousands):

Operating
Year Ending March 31,	Leases
2024 (remainder of fiscal year)	$928
2025	3,702
2026	2,422
2027	1,492
2028	1,380
Thereafter	1,081
Total minimum rental revenue	$11,005

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

During the three and nine months ended December 31, 2023, the Company entered into zero and eight rental agreements, respectively, to rent used microturbine equipment from customers where that equipment was not currently in use. The existing rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore not included in the determination of the lease term. As of December 31, 2023, lease commitments totaled approximately 18.4 MW of microturbines and have an average term of 36 months, and a total commitment value of approximately $18.7 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Finance lease costs	$207	$293	$608	$702
Operating lease costs	1,362	84	3,585	635
Total lease costs	$1,569	$377	$4,193	$1,337
(1)Interest expense is included in finance lease costs

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	December 31,	March 31,
	2023	2023
Finance lease right-of-use assets	$4,542	$4,529
Operating lease right-of-use assets	13,227	8,808
Total right-of-use assets	$17,769	$13,337

Finance lease liability, current	$964	$773
Operating lease liability, current	3,936	2,492
Finance lease liability, non-current	2,541	2,903
Operating lease liability, non-current	9,581	6,588
Total lease liabilities	$17,022	$12,756
Finance leases:
Weighted average remaining lease life	1.65 years	2.27 years
Weighted average discount rate	13.00%	13.00%
Operating leases:
Weighted average remaining lease life	4.58 years	4.86 years
Weighted average discount rate	12.00%	12.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$764	$671
Operating cash flows from finance leases	$33	$—
Operating cash flows from operating leases	$3,568	$701
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$447	$6,174
Operating leases	$6,901	$3,590

At December 31, 2023, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
	Leases	Leases
2024 (remainder of fiscal year)	$284	$1,363
2025	1,113	5,380
2026	2,059	4,368
2027	252	1,747
2028	—	1,636
Thereafter	—	3,219
Total lease payments	$3,708	$17,713
Less: imputed interest	(203)	(4,196)
Present value of lease liabilities	$3,505	$13,517

17. Net Income (Loss) Per Common Share

The Company has common and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the common stock; therefore, earnings per share is presented on a combined basis. Basic income (loss) per share is computed using the weighted-average number of common shares and non-voting common shares outstanding for the period. Diluted income (loss) per share is computed without consideration to potentially dilutive instruments because the Company incurred losses which would make such instruments anti-dilutive. In addition, the change in the carrying value of the convertible preferred stock units are excluded from the calculation of diluted earnings per share. As a result of the cancellations to these instruments on the Effective Date of the Plan, the Company did not have any outstanding stock options, restricted stock units or warrants at December 31, 2023. There was no change in the carrying value of the convertible preferred stock units for the year ended December 31, 2023 as the carrying value equaled the redemption value.

Outstanding stock options and restricted stock units at December 31, 2022 totaled 0.7 million. As of December 31, 2022, the number of warrants excluded from diluted net loss per common share computations was approximately 3.8 million.

18.  Subsequent Events

As of March 31, 2024, the Company was not in compliance with the minimum consolidated adjusted EBITDA covenant contained in the Exit Note Purchase Agreement. In anticipation of such default, the Company obtained a waiver from the Purchaser and the Collateral Agent on March 27, 2024. There can be no assurance that the Purchase and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Notes.

On June 28, 2024, the Company entered into the First Amendment (the “First Amendment”) to the Exit Note Purchase Agreement. The First Amendment provides for: (i) the amendment of the minimum consolidated adjusted EBITDA financial covenant to (a) allow adjustment for costs related to the restatement of, or other adjustments to, the financial statements of the Company for the period beginning on the Closing Date (as defined in the Exit Note Purchase Agreement) and ending at the end of the 2025 Fiscal Year and (b) the minimum consolidated adjusted EBITDA financial covenant to be first tested at the quarter ended September 30, 2024, (ii) the amendment of the minimum consolidated liquidity financial covenant to (a) reduce the minimum consolidated liquidity to $1,000,000 from September 30, 2024 to March 30, 2025 and (b) defer the testing of the minimum consolidated liquidity financial covenant to September 30, 2024 and (iii) the extension of the deadline for the delivery of the Company’s audited financial statements for the fiscal year ended March 31, 2024 (the “fiscal 2024 financial statements”) to September 27, 2024 and the removal of the covenant that the fiscal 2024 financial statements be accompanied by a report and opinion of an independent certified public accountant which is not subject to any “going concern” or like qualification.

 The minimum consolidated liquidity covenant will be tested at all times from and after September 30, 2024, and requires the Company and its subsidiaries to maintain a minimum average Consolidated Liquidity (as defined in the First Amendment) during any seven consecutive day period of no less than:

(i) from September 30, 2024 to March 30, 2025, $1,000,000;

(ii) from March 31, 2025 to June 29, 2025, $2,500,000;

(iii) from June 30, 2025 to September 29, 2025, $3,000,000;

(iv) from September 30, 2025 to March 30, 2026, $3,500,000; and

(v) from March 31 2026 to December 7, 2026, $4,000,000.

The minimum consolidated adjusted EBITDA covenant will be tested on the last day of each fiscal quarter, commencing with September 30, 2024, and will require the Company and its subsidiaries to maintain a minimum consolidated adjusted EBITDA (as defined in the First Amendment) as at the end of any fiscal quarter (i) from the Closing Date until September 30, 2024, for the period of the fiscal quarters then ended in such calendar year and (ii) from October 1, 2024, for the four fiscal quarter period then ended, to be less than the correlative amount indicated below (with corresponding calendar quarters also included as reference):

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	our ability to realize the anticipated benefits of our recently completed financial restructuring;
●	the restrictions imposed by the covenants contained in the Exit Facility (as defined in Note 3— Chapter 11 Proceedings and Emergence) and the Operating Subsidiary LLC Agreement (as defined in Note 3— Chapter 11 Proceedings and Emergence) and our ability to comply with the financial covenants contained in the Exit Facility (as defined in Note 13— Debt);
●	the impact of several recent key management changes and the Company’s ability to retain key employees following the financial restructuring;
●	risks related to the restatement of our previously issued consolidated financial statements, including costs, risks and uncertainties associated with the pending SEC investigation into the circumstances surrounding such restatement;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in the Annual Report on Form 10-K for Fiscal 2023;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	risks related to the limitation of capital available to the Company;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflicts in Ukraine, Israel and Gaza;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights;
●	the impact of pending or threatened litigation; and

●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2023.

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

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries prior to the Effective Date (as defined Note 3-Chapter 11 Proceedings and Emergence) and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries following the Effective Date.

Recent Developments

Refer to Note 3— Chapter 11 Proceedings and Emergence in the Notes to Condensed Consolidated Financial Statements for a summary of our voluntary filing under Chapter 11 of the Bankruptcy Code, our emergence therefrom and our delisting of our common stock from the Nasdaq. Refer to Note 13— Debt for details regarding our Exit Facility and Note 15— Commitments and Contingencies for details regarding our Service Agreements and the Trademark Licensing Agreement.

Overview

We are the market leader in microturbine energy systems based on the number of microturbines sold annually and total installed base. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies in simple cycle mode. Utilities may also charge fees to interconnect to their power grids. However, when considering and including the waste heat from our microturbine (CHP and CCHP) the economic benefit improves significantly. Further, our highly efficient, low emission, resilient technology can produce thermal energy at a lower carbon footprint. These benefits can be especially realized, when fuel costs are low, where the costs of connecting to the grid may be high or impractical (such as remote power applications or new grid services need to be provided), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines are an inverter-based technology and can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they help solve the “Energy Trilemma” of resiliency, sustainability and affordability. Management also believes our products and services offer a level of flexibility not currently offered by other technologies such as reciprocating engines. We are currently exploring energy conversion options for the smaller end of the power spectrum.

During the three months ended December 31, 2023 our net income increased by 483% to $24.2 million and our basic and diluted income per share increased by 469% to $1.27 compared to a $6.3 million net loss and $(0.35), respectively, in the same period of the previous fiscal year. The increase to net income during the three months ended December 31, 2023 was primarily due to the impact of the Chapter 11 reorganization, inclusive of a gain on settlement of debt upon emergence from Chapter 11 on December 7, 2023 of $35.3 million. See Note 3— Chapter 11 Proceedings and Emergence in the Notes to Condensed Consolidated Financial Statements for further discussion of our outstanding indebtedness and the post emergence financing.

Our products continue to gain interest in all our major vertical markets (energy efficiency, natural resources, renewable energy, critical power supply, microgrid and transportation products). In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The renewable energy market is fueled by landfill gas, biodiesel and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to ensure diversification by also targeting projects within the energy efficiency and renewable energy markets.

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to our success are revenue growth, higher average selling prices, lower direct material costs, positive new order flow, reduced cash usage and expansion of the Energy-as-a-Service (“EaaS”) business.

An overview of our direction, targets and key initiatives are as follows:

1.	Our Energy Conversion Products business line is driven by our industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. We target specific market verticals for these products.

Focus on Vertical Markets. Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, natural resources, renewable energy, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency and renewable energy markets.

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Energy efficiency	38%	72%	41%	55%
Natural resources	43%	24%	48%	34%
Renewable energy	13%	4%	10%	9%
Microgrid	—	—	—	2%
Transportation	6%	—	1%	—

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines are able to maximize the availability of usable energy to provide a significant economic advantage to our customers while reducing their on-site emissions. CHP and CCHP can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30% to approximately 85% for hot water and chilled water to as much as 90% or more for some steam and direct drying applications. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs and industrial waste.

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbines, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment

Transportation

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

Backlog

Net product orders were approximately $5.9 million and $1.7 million for the three months ended December 31, 2023 and 2022, respectively. Ending backlog was approximately $18.7 million at December 31, 2023 compared to $42.8 million at March 31, 2023. The book-to-bill ratio was 1.2:1 and 0.8:1 for the three months ended December 31, 2023 and 2022, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

2.	Sales and Distribution Channels. We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors that resell our products to end users. We have a total of 52 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 8 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 44 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

3.	Service. As part of our EaaS business line, we provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Factory protection plans (FPPs) are generally paid quarterly in advance.

We offer new and remanufactured parts through our global distribution network. Service revenue in the third quarter of Fiscal 2024 was approximately 32% of total revenue.

4.	Product Robustness and Life Cycle Maintenance Costs. We continue to invest in enhancements that relate to high performance and high reliability. An important element of our continued innovation and product strategy is to focus on the engineering of our product hardware and electronics to make them work together more effectively and deliver improved microturbine performance, reliability and low maintenance costs to our customers.
5.	New Product Development. Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C65, C200, C600, C800 and C1000S Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio is centered on enhancing the features of these base products.

We have continued to develop our new hydrogen products. In March 2022, we released a commercially available hydrogen-based combined heat and power (CHP) product, which can safely run on a 30% hydrogen-70% natural gas mix. In continuing these efforts, we are testing a 100% hydrogen gas combustion system through our research and development partnership with Argonne National Laboratory.

6.	Cost and Core Competencies. We believe that the core competencies of our products are our recuperator design, air-bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air-bearing technology. We continue to review avenues for cost reduction by sourcing from the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to leverage our costs as product volumes increase.

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

Note 2— Basis of Presentation, Significant Accounting Policies and Going Concern in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2023 describe the significant accounting estimates and methods used in the preparation of our Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended December 31, 2023 and 2022

The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended December 31,
	2023	2022
United States and Canada	$8.6	$16.0
Europe	2.6	2.3
Russia	—	0.5
Latin America	1.5	0.8
Asia and Australia	1.9	1.4
Total Revenue	$14.6	$21.0

Revenue. Revenue for the three months ended December 31, 2023 decreased $6.4 million to $14.6 million from $21.0 million for the three months ended December 31, 2022. The $6.4 million decrease was primarily driven by decreases in revenue of $7.4 million in the United States and Canada and $0.5 million in Russia, partially offset by increases of $0.7 million in Latin America, $0.5 million in Asia and Australia and $0.3 million in Europe. The decreases in the United States and Canada were primarily attributable to a decrease of product deliveries for projects during the three months ended December 31, 2023 and the decrease in Russia was a result of United States sanctions. The increases in Latin America, Asia and Australia  and Europe were due to an increase in our EaaS long-term rental services and product shipments into the natural resources and renewable energy vertical markets in those regions compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2023			2022
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$5.1	4.4	27	$10.0	8.2	46
Accessories	0.1			1.1
Total Product and Accessories	5.2			11.1

Parts and services	6.6			7.5
Rentals	2.8			2.4
Total Revenue	$14.6			$21.0

For the three months ended December 31, 2023, revenue from microturbine products and accessories decreased $5.9 million, or 53%, to $5.2 million from $11.1 million for the three months ended December 31, 2022. The $5.9 million decrease was primarily driven by a decrease in megawatts and units shipped during the three months ended December 31,

2023 compared to the same period last year. Megawatts shipped were 4.4 megawatts and 8.2 megawatts during the three months ended December 31, 2023 and 2022, respectively. Product demand was adversely affected by the Chapter 11 Bankruptcy as customers assess the long-term viability of the Company. Average revenue per megawatt shipped was approximately $1.2 million and $1.2 million during the three months ended December 31, 2023 and 2022, respectively, illustrating the effect of previously announced Product price increases. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) decreased $0.5 million, or 5%, to $9.4 million for three months ended December 31, 2023 from $9.9 million for the three months ended December 31, 2022. The $0.5 million decrease was primarily driven by decreases of $0.4 million  in distributor support services, $0.3 million in spare parts and $0.2 million in engineering service revenue, partially offset by an increase of $0.4 million in rentals during the three months ended December 31, 2023 compared to the same period last year. Refer to Note 15 – Commitments and Contingencies — Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements for information related to Reorganized PrivateCo’s retained assets and distributor services business connected to our emergence from the Chapter 11 Cases.

Sales to Cal Microturbine accounted for 17% of our revenue for the three months ended December 31, 2023, respectively. RSP Systems and Cal Microturbine, two of our domestic distributors, accounted for 21% and 14% of revenue for the three months ended December 31, 2022, respectively.

Gross Profit. Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $3.0 million, or 21% of revenue for the three months ended December 31, 2023 compared to a gross profit of $1.7 million, or 8% of revenue for the three months ended December 31, 2022. The increase was primarily the result of an increase in product pricing and increased revenue from our higher margin rental business and lower inventory charges, partially offset by higher production and service center labor and overhead expenses. Effective January 2023, we increased our sales prices and are negotiated with vendors to reduce material costs.

Production and service center labor and overhead expense increased by $0.6 million during the third quarter of Fiscal 2024 compared to the third quarter of Fiscal 2023. The increase was primarily because of an increase of $0.6 million in depreciation and rent expense related to our rental business.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended December 31,
	2023	2022
Gross Profit
Product and accessories	$(1.4)	$(1.2)
As a percentage of product and accessories revenue	(27)%	(11)%

Parts, services and rentals	$4.4	$2.9
As a percentage of parts, services and rentals revenue	47%	29%

Total gross profit	$3.0	$1.7
As a percentage of total revenue	21%	8%

The $0.2 million decrease in product and accessories gross profit was primarily the result of a decrease in volume of product shipments in the three months ended December 31, 2023.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (27)% during the three months ended December 31, 2023, from (11)% during the three months ended December 31, 2022, primarily driven by lower product sales and higher material and overhead costs in the three months ended December 31, 2023. Parts, service and rentals gross margin as a percentage of parts and service revenue increased to 47% during the three months ended December 31, 2023, compared to 29% during the three months ended December 31, 2022 primarily as a result of increases in Parts prices and higher margin rental revenue in the three months ended December 31, 2023.

Research and Development (“R&D”) Expenses. R&D expenses were $0.6 million and $0.6 million during the three months ended December 31, 2023 and 2022, respectively.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses increased $4.1 million, or 73%, to $9.7 million from $5.6 million primarily as a result of increases of approximately $3.7 million in legal and accounting fees incurred primarily for the restatement activities and $1.3 million in stock-based compensation expense, partially offset by decreases of $0.5 million in marketing costs and $0.4 million in net credit loss expense during the three months ended December 31, 2023 compared to the same period last year. See Fiscal Year 2022 10-K/A and Fiscal Year 2023 10-K for details of the Restatement.

Interest Expense. Interest expense for the three months ended December 31, 2023 and 2022 was $1.1 million and $1.9 million, respectively. The decrease in interest expense was primarily due to interest accruing on $30.0 million of borrowings under the DIP facility during the three months ended December 31, 2023 compared to the $51.0 million pre-petition notes during the three months ended December 31, 2022. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Nine Months Ended December 31, 2023 and 2022

The following table summarizes our revenue by geographic markets (in millions):

	Nine Months Ended December 31,
	2023	2022
United States and Canada	$38.1	$39.9
Europe	13.9	8.8
Russia	—	2.2
Latin America	7.6	3.8
Asia and Australia	7.0	4.9
Middle East and Africa	0.3	0.3
Total Revenue	$66.9	$59.9

Revenue. Revenue for the nine months ended December 31, 2023 increased $7.0 million, or 12%, to $66.9 million from $59.9 million for the nine months ended December 31, 2022. The $7.0 million increase was primarily driven by increases of $5.1 million in Europe, $3.8 million in Latin America and $2.1 million in Asia and Australia, partially offset by a decrease of $2.2 million in Russia and $1.8 million in the United States and Canada. The increases were primarily attributable to an increase in our EaaS long-term rental services and product deliveries for projects during the nine months ended December 31, 2023. The decreases in the United States and Canada were primarily attributable to a decrease in our product shipments into the energy efficiency vertical markets in those regions compared to the same period last year. The decrease in Russia were the result of United States sanctions.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2023			2022
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$32.6	27.6	152	$28.7	25.1	158
Accessories	0.9			1.8
Total Product and Accessories	33.5			30.5

Parts and Services	23.9			23.9
Rentals	9.5			5.5
Total Revenue	$66.9			$59.9

For the nine months ended December 31, 2023, revenue from microturbine products and accessories increased $3.0 million, or 10%, to $33.5 million from $30.5 million for the nine months ended December 31, 2022. The $3.0 million increase was primarily due to higher product sales during the nine months ended December 31, 2023 compared to the same period last year. Megawatts shipped were 27.6 megawatts and 25.1 megawatts during the nine months ended December 31, 2023 and 2022, respectively. Average revenue per megawatt shipped was approximately $1.2 million and $1.1 million during the nine months December 31, 2023 and 2022, respectively.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription fees, and other service revenue) increased $4.0 million, or 14%, to $33.4 million for nine months ended December 31, 2023 from $29.4 million for the nine months ended December 31, 2022. The $4.0 million increase was primarily driven by an increase in rental revenue as a result of our EaaS business plan during the nine months ended December 31, 2023 compared to the same period last year.

Sales to E-Finity Distribution Generation, LLC and Cal Microturbine accounted for 14% and 11% of our revenue for the nine months ended December 31, 2023, respectively. Sales to Cal Microturbine and RSP Systems accounted for 16% and 13% of our revenue for the nine months ended December 31, 2022, respectively.

Gross Profit. Gross Profit was approximately $11.7 million, or 18% of revenue, for the nine months ended December 31, 2023 compared to a gross profit of $7.6 million, or 13% of revenue, for the nine months ended December 31, 2022. The increase was primarily the result of an increase in product pricing and increased revenue from our higher margin rental business, and lower inventory charges, partially offset by higher production and service center labor and overhead expense. Effective January 2023, we increased our sales prices and are negotiating with vendors to reduce these costs.

Production and service center labor and overhead expense increased $2.0 million in the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 primarily due to increases of approximately $2.3 million in depreciation and rent expense related to our rental business, $0.5 million in facilities costs, and $0.2 million in labor costs, partially offset by decreases of $0.7 million in freight expense and $0.3 million of supplies expense.

The following table summarizes our gross profit (in millions except percentages):

	Nine Months Ended December 31,
	2023	2022
Gross Profit
Product and accessories	$(2.6)	$(2.6)
As a percentage of product and accessories revenue	(8)%	(9)%

Parts, services and rentals	$14.3	$10.2
As a percentage of parts, services and rentals revenue	43%	35%

Total gross profit	$11.7	$7.6
As a percentage of total revenue	18%	13%

Product and accessories gross margin as a percentage of product and accessories revenue increased to (8)% during the nine months ended December 31, 2023, from (9)% during the nine months ended December 31, 2022, primarily due to higher margin accessories revenue and increase in Product prices in the nine months ended December 31, 2023. Parts, service and rentals gross margin as a percentage of parts and service revenue increased to 43% during the nine months ended December 31, 2023, compared to 35% during the nine months ended December 31, 2022 primarily as a result of higher margin rental revenue and Parts price increases.

Research and Development (“R&D”) Expenses. R&D expenses increased $0.2 million, or 10%, to $1.9 million from $1.7 million as a result of higher labor costs incurred during the nine months ended December 31, 2023.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses increased $10.1 million, or 65%, to $25.7 million from $15.6 million primarily as a result of increases of approximately $8.6 million in legal and accounting fees incurred primarily for the restatement activities, $1.4 million in consulting expense and $1.3 million in stock-based compensation expense, partially offset by decreases of $0.5 million in facilities costs, $0.4 million in net credit loss expense and $0.3 million in marketing and travel costs during the nine months ended December 31, 2023 compared to the same period last year. See our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2022 and our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for details on the Restatement.

Interest Expense. Interest expense for the nine months ended December 31, 2023 and 2022 was $4.6 million and $4.5 million, respectively. The increase was primarily due to higher interest rates during the nine months ended December 31, 2023, partially offset by a decrease in interest accruing on $30.0 million of borrowings under the DIP facility compared to the $51.0 million pre-petition notes. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balances decreased $9.0 million during the nine months ended December 31, 2023, primarily due to cash used in operating activities, partially offset by net cash provided by financing activities.

Operating Activities During the nine months ended December 31, 2023, we used $22.1 million in cash in our operating activities, which consisted of a net income for the period of $12.7 million, offset by non-cash adjustments (primarily the reorganization items, net, paid-in-kind interest expense, depreciation and amortization of assets and stock-based compensation) of $25.9 million and cash used for working capital of $8.9 million. During the nine months ended December 31, 2022, we used $8.4 million in cash in our operating activities, which consisted of a net loss for the period of $14.2 million, cash provided from working capital of $0.4 million and non-cash adjustments (primarily depreciation and amortization, inventory provision and stock-based compensation) of $5.4 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in thousands):

	Nine Months Ended December 31,
	2023	2022
Net income (loss)	$12,674	$(14,189)
Non-cash operating activities(1)	(25,871)	5,411
Changes in operating assets and liabilities:
Accounts receivable	981	3,725
Inventories	6,638	(7,535)
Accounts payable and accrued expenses	(4,646)	920
Operating lease liability	(2,464)	(931)
Prepaid expenses, other current assets and other assets	(1,029)	(933)
Factory protection plan liability	(2,527)	2,678
Other changes in operating assets and liabilities	(5,819)	2,434
Net cash used in operating activities	$(22,063)	$(8,420)
(1)	Represents non-cash reorganization items, net (at Fiscal 2024), change in depreciation and amortization, stock-based compensation expense, inventory provision, warranty provision and accounts receivable and sales return allowances.

The change in non-cash operating activities during the nine months ended December 31, 2023, compared to the same period in the previous year was primarily driven by the net reorganization items, which included our gain on debt extinguishment, offset by increases in amortization expense of our right-of-use assets, stock-based compensation expense and paid-in-kind interest expense. The change in accounts receivable was primarily the result of delayed collections during the nine months ended December 31, 2023 compared to the same period in the previous fiscal year. The change in inventory compared to the nine months ended December 31, 2022, was primarily the result of a decrease in finished goods during the nine months ended December 31, 2023. The change in accounts payable and accrued expenses was primarily due to higher payments to vendors during the nine months ended December 31, 2023, compared to the same period of the previous fiscal year. The change in other operating assets and liabilities during the nine months ended December 31, 2023 compared to the same period in the previous fiscal year, was primarily driven by the decreases in deferred revenue attributable to customer deposits, FPP contracts and DSS program.

Investing Activities Net cash used in investing activities was $4.6 million and $4.0 million during the nine months ended December 31, 2023 and 2022, respectively, primarily related to the additions to our rental fleet.

Financing Activities During the nine months ended December 31, 2023, we generated cash of approximately $17.6 million from financing activities, compared to cash generated during the nine months ended December 31, 2022 of approximately $6.5 million. The funds generated from financing activities during the nine months ended December 31, 2023 were primarily the result of $12.0 million of funding under the DIP Facility, cash of $3.0 million received from the issuance of additional pre-petition senior secured notes under the A&R Note Purchase Agreement during the second quarter of Fiscal 2024 (“Pre-Funding Advance”) and $3.0 million of funding under the Exit Facility during the third quarter of Fiscal 2024, partially offset by issuance costs of $0.2 million. See Note 3— Chapter 11 Proceedings and Emergence in the Notes to Condensed Consolidated Financial Statements and Note 13— Debt for further discussion of the outstanding debt and the post emergence financing. The funds generated from financing activities during the nine months ended December 31, 2022 were primarily the result of net proceeds net proceeds from the issuance of common stock and warrants of $7.3 million, offset by $0.8 million in repayments of lease obligations.

Debt Refer to Note 13— Debt in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our notes.

Lease Commitments Refer to Note 16— Leases in the Notes to Condensed Consolidated Financial Statements for information related to our leases.

Going Concern In connection with preparing the Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2023, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our financial statements. As of December 31, 2023, we had cash and cash equivalents of $3.9 million and a working capital deficit of $9.3 million. We incurred net income of $12.7 million and used cash from operating activities of $22.1 million during the nine months ended December 31, 2023.

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

In May 2023, we implemented an expense reduction plan to align our cost structure. The cost reductions focused on non-operating, discretionary expenses and employee costs. Beginning May 12, 2023, nine employees were furloughed for a period of 180 days, the Sales Solutions Team was abandoned, and the effort in Energy Storage Products business was discontinued. Furloughed employees were able to return to work in November 2023.

As of December 31, 2023, we had 51.2 MW of rental units in our fleet and under contract. The EaaS rental unit timeline includes a delay between the time of manufacture and the time revenue from that unit is realized. The microturbine rental unit is built, allocated by a signed rental contract, and then commissioned at the customer site, at which point it begins to generate revenue.

Our accounts receivable balance, net of allowances, was $5.6 million and $7.1 million as of December 31, 2023 and March 31, 2023, respectively. DSO decreased by 11 days to 35 days as of December 31, 2023 compared to 46 days as of March 31, 2023, primarily due to an increase in revenue.

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

On September 28, 2023, we filed for a prepackaged financial restructuring with our Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws. We emerged from Bankruptcy on December 7, 2023, and effected a financial and organizational restructuring. See Note 3– Chapter 11 Proceedings and Emergence in the Notes to Condensed Consolidated Financial Statements

In spite of these efforts and given our current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding our ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of our financial statements as of, and for the period ended December 31, 2023.

New Accounting Pronouncements

Refer to Note 4 – Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

In connection with the preparation of this Form 10-Q for the three-months ended December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 because of the material weaknesses described below.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On the Effective Date, in connection with the Company’s emergence from voluntary proceedings under Chapter 11 of the United States Bankruptcy Code, the Company issued 18,540,877 shares of common stock, pro rata to each holder of common stock of Reorganized PrivateCo.

The issuance of the shares of common stock was made in reliance upon the exemption from registration under the Securities Act provided by Section 1145 of the United States Bankruptcy Code, as an issuance of shares in exchange for an interest in the debtor represented by the common stock of Reorganized PrivateCo. The issuance of the shares of common stock was made to holders of common stock of Reorganized PrivateCo pursuant to the procedures of The Depository Trust Company and the Company’s transfer agent.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description
2.1

Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates (incorporated by reference to Exhibit A of Findings of Fact, Conclusions of Law, and Order (I) Approving the Disclosure Statement; (II) Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and Its Debtor Affiliates; and (III) Granting Related Relief, dated November 14, 2023) (d)

2.2	Plan Supplement to Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates, dated as of October 24, 2023 (c)
2.3	Notice of Filing of Additional Exhibits to Plan Supplement, dated as of November 9, 2023 (d)
2.4

Findings of Fact, Conclusions of Law, and Order (I) Approving the Disclosure Statement; (II) Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and Its Debtor Affiliates; and (III) Granting Related Relief, dated November 14, 2023.(d)

3.1	Second Amended and Restated Certificate of Incorporation of Capstone Green Energy Holdings, Inc. (a)
3.2	Amended and Restated Bylaws of Capstone Green Energy Holdings, Inc. (a)
4.1

Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of October 2, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (b)

4.2

First Amendment to Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of November 15, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (d)

4.3

Exit Note Purchase Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC, Capstone Green Energy Holdings, Inc., Capstone Financial Services, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (a)

4.4

First Amendment to Note Purchase Agreement, dated as of June 28, 2024, by and among Capstone Green Energy Holdings, Inc., Capstone Green Energy LLC, Capstone Turbine Financial Services, LLC, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto. (e)

10.1	Amended and Restated Limited Liability Company Agreement, dated December 7, 2023, of Capstone Green Energy LLC (a)
10.2	Reorganized PublicCo Services Agreement, dated December 7, 2023, by and among Capstone Green Energy Holdings, Inc. and Capstone Green Energy LLC (a)
10.3	Reorganized PrivateCo Services Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy LLC (a)
10.4	Trademark License Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy Holdings, Inc. (a)
10.5	Registration Rights Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC and Capstone Distributor Support Services Corporation (a)
10.6	Capstone Green Energy Holdings, Inc. Form of Indemnity Agreement (a)
10.7	Severance Pay Plan of Capstone Green Energy Holdings, Inc. (a)
10.8	2023 Equity Incentive Plan of Capstone Green Energy Holdings, Inc. (a)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

(a)Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).

(b)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).

(c)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 25, 2023 (File No. 001-15957).

(d)Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).

(e)Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC

	By:	/s/ JOHN J. JURIC
John J. Juric
Chief Financial Officer
(Principal Financial Officer)
Date: September 9, 2024