Form 10-K
period 2024-03-31
Capstone Green Energy Holdings, Inc.
filed 2024-09-27
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock of Capstone Green Energy Corporation held by non-affiliates on September 30, 2023 was approximately $9.4 million.

As of September 24, 2024, the registrant had 18,540,789 shares of common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

FORM 10-K

EXPLANATORY NOTE

All references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries prior to the Effective Date (as defined below) and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries following the Effective Date.

As previously reported in the Current Report on Form 8-K and the 2023 10-K of the Capstone Green Energy Corporation and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine Financial Services, LLC (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings were jointly administered under the caption In re Capstone Green Energy Corporation, Inc., et al.as Case No. 23-11634 (the “Chapter 11 Cases”). Concurrent with the petition, the Debtors (i) entered into the Transaction Support Agreement (“TSA”) with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”) and (ii) file a Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates (the “Plan”).

On October 24, 2023, in accordance with the TSA and the Plan, the Debtors filed a supplement to the Plan (the “Plan Supplement”) which included schedules for enterprise valuations, assumed and rejected executory contracts, among other updates. Additional updates were filed in early November 2023 for the completion of schedules and exhibits containing information including governance documents, service contracts and other asset listing materials. On November 14, 2023, the Bankruptcy Court entered an order confirming the Plan and the Debtors satisfied all conditions required for Plan effectiveness and the Company emerged (the “Emergence”) from the Chapter 11 Cases on December 7, 2023 (the “Effective Date”).

In connection with the Plan, on December 7, 2023, the Company completed a series of transactions pursuant to which, among other things, Capstone Turbine International, Inc., a former wholly owned subsidiary of Capstone Green Energy Corporation, became a public company and was renamed Capstone Green Energy Holdings, Inc. as successor to Capstone Green Energy Corporation for purposes of SEC registration. Capstone Green Energy Corporation became a private company (the “Reorganized PrivateCo”) and a new subsidiary was formed called Capstone Green Energy LLC (the “Operating Subsidiary”). The Reorganized PrivateCo continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”) and certain income tax attributes that remained with Reorganized PrivateCo.

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	our ability to realize the anticipated benefits of our recently completed financial restructuring;
●	the restrictions imposed by the covenants contained in the Exit Note Purchase Agreement (as defined in Note 12— Debt) and the Operating Subsidiary LLC Agreement (as defined in Note 3 – Chapter 11 Proceedings and Emergence) and our ability to comply with the financial covenants contained in the Exit Note Purchase Agreement;
●	the impact of several recent key management changes and the Company’s ability to retain key employees following the financial restructuring;
●	risks related to the restatement of our previously issued consolidated financial statements, including costs, risks and uncertainties associated with the pending SEC investigation into the circumstances surrounding such restatement;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in this Annual Report on Form 10-K;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	risks related to the limitation of capital available to the Company;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;

●	changes to trade regulation, quotas, duties or tariffs and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflicts in Ukraine, Israel and Gaza;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights; and
●	the impact of pending or threatened litigation.

The above description of risks and uncertainties is by no means all-inclusive but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Capstone is a provider of customized microgrid solutions, on-site resilient green Energy-as-a-Service (“EaaS”) solutions and on-site energy technology systems focused on helping customers around the globe solve the “Energy Trilemma” of resiliency, sustainability, and affordability. We offer customers a range of commercial, industrial and utility scale options tailored to their specific needs ranging from 65 kilowatts (“kW”) to multiple megawatts (“MW”). Capstone’s product portfolio not only showcases our core microturbine technology but also includes flexible EaaS rental and service contracts. Through our EaaS business line, we offer build, own, operate and maintain (“BOOM”) solutions, as well as energy rental solutions utilizing its microturbine energy, comprehensive service contracts that cover planned and unplanned maintenance, and factory-certified aftermarket spare parts. In our pursuit of cutting-edge solutions, we have forged strategic partnerships to extend our impact. Through these collaborations, we offer biomass and heat recovery solutions that enhance the sustainability and efficiency of our clients’ operations, contributing to a cleaner and more responsible energy landscape.

We develop, manufacture, market, sell and service microturbine-based technology solutions for use in stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP) and combined cooling, heat and power (“CCHP”)), as well as renewable energy, natural resources, and critical power supply applications. Capstone microturbines allow customers to produce power on-site in parallel with the local electric grid or stand-alone when no local electric grid is available. Several technologies are used to provide “on-site power generation” (also called “distributed generation”) such as reciprocating industrial engines (also known as internal combustion engines), solar photovoltaic power (“PV”), wind turbines and fuel cells. Microturbines can be interconnected to other distributed energy resources to form “microgrids” located within a specific geographic area and to provide power to a group of buildings. For customers that do not have access to the local electric utility grid, microturbines provide clean, on-site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. For customers with access to the electric grid, microturbines provide an additional source of continuous, flexible, on-site power generation, thereby providing additional reliability and potential cost savings compared to the local utility. With our stand-alone feature, customers can produce their own energy in the event of a utility power outage and can use microturbines as their primary source of power for extended periods of time unlike traditional diesel standby generator sets. Because our microturbines also produce clean, usable heat energy, they provide economic advantages to customers that can benefit from the use of hot water, chilled water, air conditioning, steam and direct drying. In addition, our microturbines have been used as battery charging generators for hybrid electric vehicles. Our microturbines are sold, installed and serviced primarily through our global distribution network. Together with our global distributors, we offer new and remanufactured parts as well as comprehensive Capstone factory protection plans through long-term service agreements. We also offer our microturbines for rent through our long-term rental program (which forms a part of our EaaS business).

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

Our 65 kW (“C65”), as well as our 200 kW (“C200”) and 400 kW, 600 kW, 800 kW and 1000 kW (“C1000S Series”) grid connect and stand-alone microturbines are listed by Underwriters Laboratories (“UL”) as meeting the UL 2200 stationary engine generator standards and the UL 1741SA utility interconnection requirements. We are in the process of completing the certification for UL 1741SB.

Our C65 microturbine is certified by the California Energy Commission (the “CEC”) to comply with the requirements of the CEC’s “Rule 21” grid interconnection standard. This standard streamlines the process for connecting distributed generation systems to the grid in California. The benefits of achieving this standard include avoiding both costly external equipment procurement requirements and extensive site by site and utility by utility analysis. Our protective relay functionality has also been recognized by the State of New York, which allows our microturbines to be connected to New York’s electric utility grid.

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

Power Generation Applications

Our C65 microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one third of its electrical requirements. Our C200 microturbine is well suited for larger hotels, offices, commercial and industrial buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into single enclosures which are available in multiple sizes and are built in similar dimensions to a standard shipping container, we have created an upgradable family of microturbine offerings from 400 kW up to 1000 kW, or 1 MW, in a compact footprint engineered to function as a single source of power. Our C1000S Series microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our 600 kW and 800 kW systems can be shipped in a five-bay configuration which allows the end-use customer to add one to two more 200 kW microturbines in the future to increase their total on-site power production from 600 kW to 1000 kW without any change to the existing site footprint, as the customer’s business power demands expand over time.

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

Our full line of microturbine energy solutions target multiple vertical markets worldwide, including energy efficiency, natural resources, renewable energy, critical power supply, microgrid and transportation products. Within these vertical markets, we focus on applications that we believe have the greatest near-term potential for the customer based on various factors such as energy load demand, available fuels, economic payback and, for some, government incentives. The critical power supply, microgrid and transportation product verticals do not currently generate significant revenues for us; however, we have experienced continued development in these verticals and remain focused on the development of applications in these verticals. We also target smaller sub segments that fall within these vertical markets that may not otherwise be considered for on-site generation.

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

During Fiscal 2024, we continued to develop our new hydrogen products. We are continuing our research and development partnership with Argonne National Laboratory and utilizing their high-performance computing with AI technology and are optimizing higher hydrogen blend configurations, with the goal of creating a 100% hydrogen microturbine. Argonne National Laboratory is a national science and technology research laboratory operated by the University of Chicago Argonne, LLC for the United States Department of Energy.

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including exploration, production, compression, and transmission sites, as a highly efficient and reliable source of prime power. In some cases, these oil and gas or mining operations have no access to an electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of oil and gas and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, flare gas, or associated gas, into a useable fuel to provide prime power to these sites.

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

Transportation

Our technology can also be used to support Electric Vehicle (“EV”) market by providing power solutions to charge vehicles. Our products can fill a void in the EV market for vehicle charging capacity and charging convenience. Our customers have applied our products in EV applications for fleets and remote location charging stations. We are continuing to pursue global EV charging opportunities to fill the demand for power in this market segment.

Sales and Marketing

We primarily sell and market our microturbine products, parts, rentals and services through our global network of authorized Capstone distributors and OEMs.

Our Sales and Marketing team operates as one organization. Our team is focused on developing and managing our existing worldwide distribution channel, growing our long-term rental fleet, and leading all marketing and advertising activities as we continue building our Company into a strong and recognizable worldwide brand. We continue to fulfill rental contracts by renting unused equipment previously sold to our customers and then re-renting them to our customers and selling rental assets to build additional capital to continue to refresh and grow the rental fleet. Our existing global distribution network remains our worldwide feet-on-the-ground and our local presence.

Our worldwide Capstone authorized distribution network was developed from the ground up and has become a valuable asset, because we can reach end use customers globally. Each of our distributors is a strategically placed independent partner that markets, sells, and provides applications engineering support for our products on our behalf. In addition, distributors provide remote monitoring services, warranty support, local spare parts support, customer training and long-term service support. Through our global distribution network, we offer a comprehensive FPP for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that perform sales, applications, commissioning, and long-term service on our microturbines. Individuals who are certified are called Authorized Service Providers and must be employed by a distributor or an end user in order to perform work pursuant to an FPP. We offer to assist customers by reviewing their installation designs in relation to the technical requirements for proper operation of our products, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to our technical requirements before we accept our standard manufacturer warranty obligations. Our typical terms of sale include shipment of the products with title, care, custody, and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 12 to 24 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

The Distributor Support System (“DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geographic and market verticals. This program is funded by the distributors and was developed to provide improved worldwide distributor training, access to online documentation and technical publications, paperless service software, sales efficiency, website development, company branding and funding for increased strategic business-to-business (B2B) marketing activities. The DSS program is owned and operated by Capstone Distributor Support Services Corporation (CDSSC), related party, for the Company under a Services Agreement.

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

In developing our sales opportunities, we have identified the need to address various requirements present in our target localities. These requirements include electric grid interconnection standards, gas utility connection requirements, emissions standards, building and fire safety codes and various inspections and approvals. The costs and scheduling ramifications of these various approvals, in conjunction with normal bidding process requirements and construction delays, can be significant to the completion of an installation. Our goal is to work with the applicable regulating entities to establish compliant standards for the installation of our microturbines so that costs and installation timelines are minimized for our customers.

Latin America

Our target markets in Latin America are energy efficiency, renewable energy, and natural resources. Oil and gas production projects continue to be a growing market in Latin America and there is a high degree of interest in EaaS options.

Energy reform in Mexico, for example, has opened new market opportunities for us by allowing competition among multiple players and enabling power generation companies to sell directly to consumers instead of only to the state-owned Federal Electricity Commission. Near-shoring of industrial manufacturing, grid power shortages and low cost natural gas also drive interest in distributed generation solutions. Our strategy is to leverage our distribution network in Mexico across various market verticals.

South America constitutes a diverse group of markets that vary greatly in potential capture for us based on several factors, including the availability of oil and gas production and transmission, energy pricing and political and investment climate. The success of existing solutions in Colombia and a more recent initial long-term rental solution in the developing natural resources market in Argentina have driven interest in our solutions in numerous regional markets where government and corporate leaders are seeking to reduce flaring, increase efficiency and lower costs.

Asia and Australia

Our target markets in Asia and Australia are energy efficiency, renewable energy, and natural resources. Our historical sales in Southeast Asia and Australia have primarily been in the energy efficiency and the oil and gas markets. Other areas in Asia and the Pacific Rim offer attractive opportunities as well. Industrial manufacturing growth in Southeast Asia serving European and North American markets must adapt to new carbon-based regulations such as the EU’s Carbon Border Adjustment Mechanism and public company green procurement policies that drive demand for energy efficiency and renewable solutions.

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

Europe

To address the European market, we are strengthening our relationships with existing and new distributors. We have upgraded our Integrated Remanufacturing Facility in the United Kingdom to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. We are also seeing a resurgence in oil and gas drilling in Europe to address the fuel shortage on the continent following the destruction of the Nord Steam gas pipeline. Following Russia’s military invasion of Ukraine in February 2022, we re-evaluated our efforts in the Russian and the surrounding Commonwealth of Independent States (“CIS”) markets and have ceased exploring growth opportunities in sanctioned markets. There are opportunities in Kazakhstan and Uzbekistan where oil and gas development continues. We do, however, continue to evaluate customer orders and ensure that we are in compliance with all laws and regulations upon acceptance and before shipment. Due to the ongoing conflict between Russia and Ukraine, and the resulting economic impacts to the European and Russia region, revenue in the region was negatively impacted in Fiscal 2024.

Customers

Sales to Cal Microturbine and E-Finity Distributed Generation, LLC (“E-Finity”), two of our domestic distributors, accounted for 16% and 13%, respectively, of our revenue for Fiscal 2024. Sales to E-Finity and RSP Systems accounted for 12% and 11%, respectively, of our revenue for Fiscal 2023. Additionally, Supernova Energy Services SAS (“Supernova”), one of our international distributors, and Capstone Engineered Solutions (“CES”), one of our domestic distributors, accounted for 14% and 11%, respectively, of net accounts receivable as of March 31, 2024, respectively. E-Finity accounted for 12% of net accounts receivable as of March 31, 2023.

We recorded net credit loss expense of approximately $0.4 million during Fiscal 2024 and $4.3 million during Fiscal 2023.

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

Our products may also compete with other distributed generation and storage technologies, including solar-powered systems, wind-powered systems, battery energy storage systems, fuel cells and fly wheels. Solar- and wind -powered systems produce no emissions and benefit from above -market contracts provided by state mandates. The main drawbacks to solar- and wind -powered systems are that they may not be dispatchable because of their dependence on weather conditions and the utility grid and high capital costs that can often make these systems uneconomical without government subsidies, depending upon geographic locale and application of the technology. While these systems may be paired with battery energy storage systems to operate more flexibly, affordable long duration utility scale energy storage solutions have yet to emerge. Although the market is still developing, a number of fuel cell providers are also focused on markets similar to ours, including Ballard Power Systems Inc., Bloom Energy Corporation, Doosan Fuel Cell Co., Ltd. FuelCell Energy Inc., and Plug Power Inc. Fuel cells have slightly lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. However, with equivalent government incentives, microturbines would provide a better economic value to end users in most applications.

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

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We have systems installed in approximately 73 countries around the world, each of which has its own policies and regulatory framework, which are subject to change. We are affected not only by energy policies, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our products with the electric grid. Further, utility companies may charge additional fees to customers that install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems. This could make our systems less economical for our customers, thereby adversely affecting our sales and ultimately our revenue and profitability. In addition, utility rate reductions can make our products less competitive, which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change. Accordingly, we may benefit from increased government regulations that impose tighter emission standards, particularly on burning coal and fuel oil and fuel efficiency, as long as gas combustion technology solutions are not excluded.

Government funding can impact the rate of development of new technologies or improvements to existing technologies. We continue to engage with federal and state policymakers to support government programs that promote the deployment of our low -emission and energy -efficient products. Competing new technologies have historically received larger incentives and development funding than do microturbines. However, the U.S. Department of Energy continues to fund the development of cost-effective, high -efficiency CHP that is responsive to site demands and grid requirements. Flexible CHP could provide additional generating capacity when grid demand increases, or renewable resources are not available. As more intermittent renewable resources are added to the electric grid, grid operators need access to additional dispatchable generation capacity to ensure an adequate and stable power supply. Capstone’s system controllers could provide this automated response capability to allow for participation in grid services markets, where permitted.

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

In global markets, European governments continue to support efficient CHP, particularly in Eastern European countries, and are acting on reducing local air pollution through regulations like the EU’s Medium Combustion Plant and EcoDesign Directives. Our low emission systems’ abilities to meet these programs’ requirements may have a positive impact on our sales as implementation progresses. However, the EU’s push for decarbonization may also leave natural gas-fueled, highly efficient systems in limbo despite their near-term carbon reduction potential and long -term viability with the uptake of renewable and decarbonized gas alternatives. The EU’s Carbon Border Adjustment Mechanism may drive industrial manufacturers selling into the EU to adopt energy efficient practices over time to avoid penalties for larger carbon emissions on exports that compete with local European manufacturers. In the oil and gas market, production activities have grown as Europe seeks to fill the gap left by the loss of the Nord Stream pipeline, and many producers have committed to reduce methane emissions from their operations. Our systems’ low maintenance costs, reliability, and ability to run on a range of fuels could fit such producers’ needs and result in a positive impact on our sales.

Sourcing and Manufacturing

We are focused on improving our supply chain effectiveness, strengthening our manufacturing processes, and increasing operational efficiencies within our organization. Our manufacturing designs include the use of conventional technology, which has been proven in high -volume automotive and turbocharger production for many years. Some components used in the manufacture of our products are readily fabricated from commonly available raw materials or off the shelf items available from multiple supply sources; however, many items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers. We have several single source suppliers with long lead times which may be more challenging to transition to another supplier. We have an ongoing program to develop alternative back up suppliers for sole source parts wherever possible, but this has been challenging with low production volumes and increased pricing. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency, and lower supply chain costs.

During Fiscal 2024, we remained focused on mitigating supply chain issues, such as the costs of commodities and delayed lead times, related to macroeconomic conditions. Localization of our immediate supply chain within the Southwest US, located in close proximity to our manufacturing facility in Van Nuys, California, mitigated much of the global stressors associated with a typical geographically dispersed supply chain, as many of our suppliers were sharing similar experiences following the pandemic in the same magnitude we were experiencing in parallel. However, this also resulted in slightly higher prices based on US markets. As the global markets stabilize, we are looking to low-cost countries for cost-saving opportunities. Global freight delays, tariffs and costs remain a concern from a logistics perspective, but in many cases the reduced price, despite tariffs and shipping costs still produces cost savings. Additionally, one of our primary raw material suppliers is significantly reducing their lead time as their capacity and availability has improved. To ensure component availability, we are right sizing our inventory to account for shipping times and variations in our customers’ ordering patterns. We are continuing to keep in place proactive measures in the form of safety stocks and investigating dual sourcing potential partners to minimize interruptions to our supply chain. We experienced some supply chain interruptions in the second half of Fiscal 2024 due primarily to the Chapter 11 filing, with delayed payments to our suppliers due to limited cash. These interruptions have since significantly improved.

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

Research and Development (“R&D”)

In Fiscal 2024, we continued supporting business operational goals and enhancing our existing suite of products, focusing on alternative fuels and technologies, modernizing our key components, and continuing development in the global evolution of grid interconnection requirements. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective, reliable and timely manner. For Fiscal 2024 and 2023, R&D expenses were $2.5 million and $2.4 million, representing approximately 3% of total revenue, respectively, for these fiscal years.

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

During Fiscal 2024, we continued to partner with Argonne National Laboratory and the University of California, Irvine (“UCI”) on the development of hydrogen-based technologies to support the transition away from carbon-based fuels. We began a new cooperative research and development agreement with Argonne National Laboratory to perform design and manufacturability optimization of our fuel flexible microturbine system ranging from 70% natural gas/30% hydrogen blends to 100% hydrogen fuel operation using computational fluid dynamics, high performance computing, and machine learning. The primary objective of this partnership is to optimize our engine design for minimizing NOx emissions while also maintaining high reliability during hydrogen operation. We intend to perform demonstration tests on a C200 system during Fiscal 2025.

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

UCI completed an associated gas combustion analysis in catalog Capstone products.  Associated gas is represented by higher hydrocarbons, which are more challenging to maintain in a gaseous state.  As more pressure is placed on flaring at oil and gas locations, the expansion of our fuel acceptability limits enables customers to have a reliable, resilient, and environmentally conscientious way of handling waste gases.  The importance of our collaboration has been demonstrated in Fiscal 2023 and 2024 with our growing Energy-as-a-Service rental fleet which utilizes waste gas at expired oil and gas sites to provide high value to these power intensive operations.

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

Human Capital

On December 13, 2023, in connection with Emergence, our Board of Directors (the “Board”) adopted an amended charter governing our Compensation and Human Capital Committee, after discussing the rapid movement to expand the role of our then Compensation and Human Capital Committee beyond traditional compensation related matters. In accordance with its charter, our Compensation and Human Capital Committee is responsible for reviewing, monitoring, and providing recommendations to our Board on our workplace policies and practices, including corporate culture and employee engagement, talent management and leadership development, employee diversity and inclusion, ensuring a respectful workplace free of discrimination and harassment.

Diversity

We are committed to maintaining, and continuing to foster, our diverse and inclusive work environment. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to promote inclusive, nondiscriminatory hiring and employment practices and fully comply with all laws applicable to discrimination in the workplace.

Workforce Statistics

As of March 31, 2024, we had 101 full-time employees and three part-time employees. As of March 31, 2023, we had 117 full-time employees and one part-time employee. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be good.

In May 2023, we implemented an expense reduction plan to align our cost structure. The cost reductions focused on non-operating, discretionary expenses and employee costs. Beginning May 12, 2023, nine employees were furloughed for a period of 180 days, the Sales Solutions Team was abandoned, and the effort in Energy Storage Products business was discontinued. Six out of nine furloughed employees were able to return to work in November 2023.

Corporate Information

The Company (a/k/a NoMac Energy Systems) was organized in 1988 in the State of California and was reincorporated as Capstone Turbine Corporation on June 22, 2000 in the State of Delaware.

On April 21, 2021, Capstone Turbine Corporation filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Company for the sole purpose of changing the Company’s name to Capstone Green Energy Corporation effective as of 12:01 a.m. Eastern Time on April 22, 2021 (the “Corporate Name Change”).  In addition, Capstone Green Energy Corporation amended and restated its Fourth Amended and Restated Bylaws, effective as of April 22, 2021, solely to reflect the Corporate Name Change.

In connection with our emergence from the Chapter 11 Cases, Capstone Green Energy Corporation was reorganized pursuant to the TSA and became a private company that continues to own the Retained Assets and certain tax attributes. Capstone Turbine International, Inc., a former wholly owned subsidiary of Capstone Green Energy Corporation, which was incorporated in Delaware on June 10, 2004, became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. In addition, Capstone Green Energy LLC was formed as a result of the Plan of Reorganization.

Bankruptcy, Receivership or Similar Proceeding

See the Explanatory Note to this Annual Report on Form 10-K for a summary of the Company’s Chapter 11 Cases and the Debtors’ emergence from the Chapter 11 Cases on December 7, 2023.

Available Information

This Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and exhibits and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet website (http://www.capstonegreenenergy.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. These filings are also available on the SEC’s website at www.sec.gov.

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

References to impacts on the trading price of the New Common Stock (as defined below) assume that the New Common Stock will resume trading on an over-the-counter basis. As of the date of the filing of this Annual Report, no quote of the New Common Stock has been published. There can be no assurances as to when over-the-counter trading will resume. See “—There is currently no public trading market for our New Common Stock, and we cannot assure you that an active trading market will develop for the New Common Stock.”

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

●	Risks Related to Our Emergence from Chapter 11, such as those associated with the impact of Emergence on our business relationships, our long-term liquidity requirements, our substantial indebtedness and the fact that there is currently no public trading market for the New Common Stock.
●	Risks Related to Our Corporate Structure, such as those associated to the fact that we are a holding company with stockholders’ deficiency and the significant control that holders of our Preferred Units have over our Operating Subsidiary.
●	Risks Related to Our Restatement, such as those related to the impact of the Restatement on investor confidence and our ability to raise capital in the future, stockholder litigation, the SEC investigation and the expenses incurred related to the remediation of material weaknesses identified by management.
●	Risks Related to Our Business Operations and Financial Results, such as those associated with our ability to fund future operating requirements, that a sustainable market for microturbines may never develop, our lengthy sales cycle, changes to trade regulations, quotas, duties or tariffs, and sanctions, relationships with our OEMs and our distributors, customer concentration risk, product liability claims, our dependence upon the continuing service of management and key employees, and our vulnerability to interruption by fire, earthquake, riots, domestic and international instability, war, terrorism, geopolitical events and other events beyond our control.
●	Risks Related to Our Product Offerings, such as those associated with our ability to successfully commercialize our products, our ability to produce our products as scheduled and budgeted; our dependence on our suppliers; commodity market factors; and our dependence in part on the oil and natural gas industry.
●	Risks Related to Pending Litigation and Government Regulation, such as those associated with the highly regulated business environment in which we operate and the legal proceedings in which we and certain of our current and former directors and officers are involved.

●	Risks Related to Data, Security, and Intellectual Property, such as those associated with our ability to adequately protect our intellectual property rights and cybersecurity risks.
●	Risks Related to Ownership of Our New Common Stock, such as those associated with the material weaknesses in internal control over financial reporting identified by management, and the likelihood that the market price of our New Common Stock will be highly volatile.

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

On March 31, 2024, we had cash of $2.1 million and working capital deficiency of $38.5 million. This compares to $12.8 million and $56.8 million, respectively, as of March 31, 2023. We face uncertainty regarding the adequacy of our long-term liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases. In addition, the Notes (as defined below) bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Exit Note Purchase Agreement) plus 7.00% per annum. 100% of the interest payable under the Notes is payable in kind until December 7, 2024, after which we must start paying cash interest. We cannot assure you that cash on hand and cash flow from operating activities will be sufficient to continue to fund our operations or to pay cash interest on the Notes when due. Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to: (i) comply with the terms and conditions of the Exit Note Purchase Agreement and associated agreements, (ii) maintain adequate cash on hand, and (iii) generate cash flow from operating activities.

There are significant risks related to our substantial indebtedness.

We are party to an Exit Note Purchase Agreement (the “Exit Note Purchase Agreement”), for an aggregated principal amount of $28.0 million, including accrued and unpaid interest subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among Operating Subsidiary, as the issuer, the Guarantors, Purchaser and the Collateral Agent. The Exit Note Purchase Agreement provides for:

(i) a roll up of the $12.6 million DIP New Money Notes (plus any accrued unpaid interest);

(ii) a roll up of $8.0 million of DIP Roll Up Notes (plus any accrued unpaid interest) (collectively with the roll up of the $12.6 million DIP New Money Notes, the “Exit Roll Up Notes”); and

(iii) an additional $7.0 million new money committed delayed draw term loan facility (the “Exit New Money Notes” and, together with the Exit Roll Up Notes, the “Notes”).

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility. As of March 31, 2024, we had $28.9 million in borrowings outstanding under the Notes, including accrued and unpaid interest. The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The Notes issued pursuant to the Exit Note Purchase Agreement are secured by a lien on substantially all of the present and future property and assets of Operating Subsidiary and each Guarantor, subject to customary exceptions and exclusions. The Exit Note Purchase Agreement also includes conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other customary provisions, including financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA. Refer to Note— 12 Debt in the Notes to Consolidated Financial Statements.

On March 27, 2024, the Company obtained a waiver from the Purchaser and the Collateral Agent in anticipation of default on March 31, 2024. The waiver granted was specific to the $1.0 million consolidated adjusted EBITDA covenant for the measurement date of March 31, 2024, and covered the period until June 30, 2024. There can be no assurance that the Purchaser and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of our repayment obligations under the Notes. We believe it is probable the consolidated liquidity and consolidated adjusted EBITDA financial covenants discussed below will not be satisfied on September 30, 2024. We are working to secure a waiver of the covenants or an amendment to the Exit Note Purchase Agreement with the senior lender, but no assurance can be given that such a waiver or amendment will be obtained. We have the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. Consequently, the Exit new money notes, net of discount were reclassified to current on the Company’s Consolidated Balance Sheet as of March 31, 2024.

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

In connection with the disclosure statement, we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate the feasibility of the Plan and our ability to continue operations upon our Emergence. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic, and competitive risks, and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

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

As a result of the implementation of the Plan and the transactions contemplated thereby, the stockholders of Capstone Green Energy Corporation received their pro rata share of 18,540,877 shares of common stock of Capstone Green Energy Holdings, Inc., par value $0.001 per share (the “New Common Stock”). There is currently no public trading market for the New Common Stock because we have not been current in our annual and quarterly reports pursuant to Section 13 and 15(d) of the Exchange Act (the “Reporting Obligations”), we have been unable to obtain a ticker symbol for the New Common Stock or to obtain quotation on any OTC Markets Group, Inc. tier. As such, the New Common Stock can only be traded between brokers and no quote is published. We will not be current on our Reporting Obligations until we file delinquent Quarterly Reports on Form 10-Q and will not become current in connection with the filing of this Annual Report. We cannot provide any assurance that over-the-counter trading will resume or that the trading volume or price will increase if over-the-counter trading does resume. Not being listed on an established securities exchange has an adverse effect on the liquidity of the New Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for the New Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for the New Common Stock.

Risks Related to our Corporate Structure

We are a holding company with an stockholders’ deficiency and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends.

The Company is a holding company with stockholders’ deficiency. We do not have any material assets nor conduct any business operations other than our investment in the Operating Subsidiary. Our business operations are conducted primarily out of the Operating Subsidiary and certain of its subsidiaries. As a result, in addition to the restrictions on payment of dividends that apply under the terms of our existing indebtedness and the limited liability company agreement of Operating Subsidiary (the “Operating Subsidiary LLC Agreement”), our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from the Operating Subsidiary. Payments to us from the Operating Subsidiary will be contingent upon its earnings and subject to any limitations on the ability of such entity to make payments or other distributions to us, including limitations contained in the Operating Subsidiary LLC Agreement.

Holders of the Preferred Units can exercise significant control over our Operating Subsidiary, which could limit our ability to influence the outcome of key corporate actions of our Operating Subsidiary.

Pursuant to the Operating Subsidiary LLC Agreement, the Operating Subsidiary may not undertake certain actions without the prior written approval of Goldman Sachs. Subject to certain exceptions, the Operating Subsidiary must not, among other things: (1) alter or change the rights, preferences or privileges of the 10,449,863 Series A Redeemable Preferred Units (the “Preferred Units”) or amend any of the Operating Subsidiary’s governing documents; (2) make any change in corporate form, including conversion to a corporation; (3) increase the authorized number of Preferred Units; (4) issue any Common Units or equivalents to any person or group of persons (other than the Company), or approve the sale by the Company of Common Units or equivalents to any person or group of persons, such that after the issuance or sale, as applicable, such person or group of persons would own an aggregate number of Common Units in excess of 25% of the actually outstanding Common Units on the date of the Operating Subsidiary LLC Agreement; (5) create any new class of units with preference over, or parity with, the Preferred Units; (6) authorize, issue or reclassify any securities issued by Operating Subsidiary, its subsidiaries and controlled affiliates (the “Restricted Entities”), other than issuances of Common Units to the Company; (7) sell, issue, sponsor, create or distribute any digital tokens, cryptocurrency or other blockchain-based assets; (8) incur new third party indebtedness exceeding $5.0 million, other than (A) debt contemplated by the TSA, (B) lease or other obligations relating to the rental of equipment to customers or otherwise for energy-as-a-service (EaaS) business activity and (C) debt permitted under the Exit Note Purchase Agreement; (9) declare or pay distributions other than (A) for tax purposes and (B) distributions from the Operating Subsidiary’s subsidiaries or controlled affiliate to the Operating Subsidiary or its wholly owned subsidiaries; (10) effectuate any liquidation event; (11) acquire any business, ownership of any equity securities in any person other than a wholly owned subsidiary, or enter into a joint venture arrangement; (12) conduct any public offering or direct listing on a national securities exchange; (13) enter into any merger or other transaction resulting in the Operating Subsidiary’s equity interests being listed or quoted for trading on an exchange or otherwise subject to registration; (14) commence, settle, defend or make any material decisions with respect to any material settlement or litigation; (15) make any material change to the nature of the Operating Subsidiary’s Existing Business (as defined in the Operating Subsidiary LLC Agreement); or (16) enter into any affiliated party transaction except for (A) payments to holders of Common Units (including the Company) in accordance with the terms of the Services Agreement (as defined below) and (B) compensation arrangements.

In addition, pursuant to the Operating Subsidiary LLC Agreement, the Company, its subsidiaries and controlled affiliates may not, without the consent of the holders of a majority of the Preferred Units held by the Preferred Members (which, on the effective date of the Operating Subsidiary LLC Agreement is solely Capstone Distributor Support Services, Inc.), engage in any business opportunities, make any investments or enter into any transactions, including any of the foregoing which are or would reasonably be expected to be within the scope of, or would reasonably be deemed to be beneficial to, the “Existing Business” (as defined in the Operating Subsidiary LLC Agreement) of Operating Subsidiary.

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

The Preferred Member’s 37.5% equity interest in Operating Subsidiary is non-dilutable.

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

We have restated our Consolidated Financial Statements for prior annual and interim periods. This Restatement was required to correct for the following: (i) the timing of revenue recognition related to bill-and-hold arrangements, including the removal of certain finance leases derived from bill-and-hold arrangements; (ii) the timing of recognizing certain expenses associated with factory protection plan contracts; and (iii) reclassification of term note payable, as well as other immaterial misstatements. Such Restatement:

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

In addition, based on information learned as part of the Restatement process, the Audit Committee commenced an investigation (the “FPP Investigation” and, together with the Revenue Recognition Investigation, the “Audit Committee Investigations”) into FPP related practices. The Audit Committee Investigations were conducted with the assistance of outside counsel retained by the Audit Committee. Through the FPP Investigation, the Audit Committee identified evidence that, at times during the fiscal years covered in this Annual Report, former senior executives delayed shipment of available parts under the FPP and delayed recording the associated expense on the Company’s financial statements. The Audit Committee Investigations found no evidence that either the Audit Committee, the full Board or current executive officers were aware of such activity. The financial statement impact of such activity in prior reporting periods, if any, has been addressed through the Company’s Restatement. As part of the Restatement process, the Company corrected its accounting treatment of sales and FPP expenses so that bill-and-hold sales are recorded when all elements for revenue recognition as a bill-and-hold sale have been met and claims under the FPP program are recorded at the time a claim is received and accepted, as opposed to when the claim is satisfied.

Refer to Note 14— Commitments and Contingencies in the Notes to Consolidated Financial Statements and to “Legal Proceedings” for information regarding legal proceedings in which we are involved.

The SEC enforcement division is conducting an investigation into the circumstances surrounding the Restatement, the results of which may have a material adverse effect on our financial condition and business.

Following the conclusion of each Audit Committee Investigation, the Audit Committee self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC enforcement division has commenced an investigation relating to the circumstances surrounding the Restatement (the “SEC Investigation”). We are cooperating with the SEC in connection with its investigation. Investigations of this nature are inherently uncertain and their results cannot be predicted. Regardless of the outcome, the SEC Investigation has had and may continue to have an adverse impact on us because of legal costs, diversion of management resources, and other factors. The SEC Investigation could also result in reputational harm to us, which, among other things, may limit our ability to obtain new customers and enter into new agreements with our existing customers, or our ability to obtain financing, and have a material adverse effect on our current and future business, financial condition, results of operations and prospects. We cannot predict the duration or outcome of the SEC Investigation at this time.

Further, as a result of the conclusions of the Revenue Recognition Investigation and the Restatement, certain of our current and former directors and officers are currently the subject of securities class action litigation. See Note 14— Commitments and Contingencies in the Notes to Consolidated Financial Statements and “Legal Proceedings” for information about the SEC Investigation and legal proceedings involving the Company’s directors and officers.

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

We have incurred and expect to continue to incur significant expenses related to remediation of material weaknesses in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted substantial internal and external resources towards the Audit Committee Investigations and the Restatement and expect to continue to devote substantial such resources towards the implementation of enhanced procedures and controls over material weaknesses that resulted in the Restatement and the remediation of other deficiencies in our internal control over financial reporting. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial, and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented, or replaced. We have made a number of remediation efforts in response to the Audit Committee Investigations. However, there can be no assurance that these steps will be successful. To the extent these steps are unsuccessful or incomplete, or we identify additional problems requiring remediation, we may be required to devote significant additional management time and incur significant additional expense. The incurrence of significant additional expense or the requirement that management devotes substantial time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

The Annual Report on Form 10-K for the year ended March 31, 2023 was filed nearly one year after its due date and our Quarterly Reports on Form 10-Q for the first three quarters of Fiscal 2024 and this Annual Report on Form 10-K were also not timely filed. Because these filings have not been made within the timeframes required by SEC rules, we have not remained current in our reporting requirements with the SEC, and we will not be eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. To pursue an offering now, we are required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

The occurrence of regional epidemics or a global pandemic may adversely affect our business, financial condition and results of operations. For example, the COVID-19 pandemic has and could continue to materially and adversely affect our business, financial condition and results of operations.

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

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. As of March 31, 2024, the balance for the warranty reserve was $1.4 million. Any future product quality issues with our parts suppliers could lead to lengthy and costly litigation, even if the outcome is ultimately in our favor. In addition, such quality issues with any of our parts could lead us to fail to meet the product quality expectations of our own customers, which could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

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

Net product orders for Fiscal 2024 were $20.1 million and contributed to an ending backlog of $14.2 million at March 31, 2024. The book-to-bill ratio was 0.4:1 for Fiscal 2024. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. A portion of our backlog is concentrated in the international oil and gas market which may impact the overall timing of shipments or the conversion of backlog to revenue. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 18 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio better demonstrates the current demand for our products in the given period.

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

In order to serve certain of our targeted markets, we believe that we must ally ourselves with companies that have particular expertise or better access to those markets. We believe that retaining or developing relationships with strong OEMs (which to date have typically resold our products under their own brands or packaged our products with other products as part of an integrated unit) or distributors in these targeted markets can improve the rate of adoption as well as reduce the direct financial burden of introducing a new technology and creating a new market. Our relationships with distributors have come under strain due to our efforts in Fiscal 2024 to collect on our accounts receivables and increase prices. Because of OEMs’ and distributors’ relationships in their respective markets, the loss of an OEM or distributor could adversely impact our ability to penetrate our target markets. We offer our OEMs and distributors stated discounts from the list price of the products they purchase. In the future, to attract and retain OEMs and distributors we may provide volume price discounts or otherwise incur significant costs that may reduce the potential revenue from these relationships. We may not be able to retain or develop appropriate OEMs and distributors on a timely basis, and we cannot provide assurance that the OEMs and distributors will focus adequate resources on selling our products or will be successful in selling them. In addition, some of the relationships may require that we grant exclusive distribution rights in defined territories. These exclusive distribution arrangements could result in our being unable to enter into other arrangements at a time when the OEM or distributor with whom we form a relationship is not successful in selling our products or has reduced its commitment to market our products. We cannot provide assurance that we will be able to negotiate collaborative relationships on favorable terms or at all. Our inability to have appropriate distribution in our target markets may adversely affect our financial condition, results of operations and cash flow.

If any of our distributor relationships are not successful, we may terminate or choose not to renew the related distributor agreement, which may result in interference with the wind down of the relationship or the transition of end-user service agreements and could potentially negatively impact our distribution channels or result in litigation costs or other expenses.

Successfully managing our distribution channels in an effort to reach various potential customer segments for our products and services is a complex process. Each of our distributors is a strategically placed independent partner that provides for the marketing and selling of our products and services on our behalf. If our distribution relationships are not successful, we may lose sales opportunities, customers, and revenues. Our agreements with our distribution partners require them to comply with performance conditions that are subject to interpretation, which could result in disagreements. At any given time, we may be in disputes with one or more distribution partners. See Note 14— Commitments and Contingencies in the Notes to Consolidated Financial Statements and “Legal Proceedings” for information about the Company’s legal proceedings with Cal Microturbine. Any such dispute could result in lengthy and costly litigation, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with such distribution partners. A contractual dispute with a distribution partner may result in our or our distribution partner seeking to terminate the related distribution agreement, even if such termination would be wrongful, which could harm our business or interfere with a previously agreed wind down of the relationship or transition of end-user service agreements. Any prolonged disruptions of our distribution channels that results from the termination of one or more of our distributions or our failure to renew our distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition, results of operations and prospects.

Increased credit loss expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.

Our accounts receivable balance, net of allowances, was $6.6 million and $7.1 million as of March 31, 2024 and 2023, respectively. Our days sales outstanding (“DSO”) in accounts receivable at the end of Fiscal 2024 was 27 days, compared with 46 days at the end of Fiscal 2023. We recorded net credit loss expense of approximately $0.4 million and $4.3 million during Fiscal 2024 and 2023, respectively. No assurances can be given that future credit loss expense will not increase above current operating levels. Increased credit loss expense or delays in collecting accounts receivable could have a material adverse effect on results of operations and cash flows.

Loss of a significant customer could have a material adverse effect on our results of operations.

Cal Microturbine and E-Finity accounted for approximately 16% and 13%, respectively, of our revenue for Fiscal 2024. Additionally, Supernova and CES accounted for 14% and 11%, respectively, of net accounts receivable as of March 31, 2024. The loss of Cal Microturbine, E-Finity, or any other significant customer could have a material adverse effect on our results of operations and financial condition.

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

Our success depends in significant part upon the continuing service of our executive officers, senior management, and sales and technical personnel. The failure of our personnel to execute our strategy or our failure to retain management and personnel could have a material adverse effect on our business. In May 2023, we implemented an expense reduction plan, which included furloughs to employees. We also recently suffered departures of other key personnel, including in accounting/finance and information technology. In August 2023, Darren Jamison, our long time President and Chief Executive Officer, resigned from his positions with the Company. Robert Flexon, Chair of our Board, served as our Interim President and Chief Executive Officer from August 2023 until March 2024, when Vincent Canino succeeded him as President and Chief Executive Officer. Our Chief Financial Officer, John Juric, joined the Company in March 2023 following the departure of the Company’s Interim Chief Financial Officer, Scott Robinson. These departures have placed additional strain on our remaining personnel, and we do not expect to replace all of the departed employees, so the increased burdens on the remaining personnel are expected to continue for the foreseeable future. Accordingly, our recent losses of key employees could adversely impact our business, financial condition, and results of operations. In addition, if we are unable to successfully integrate the new members of management, including the new Chief Executive Officer, into our leadership team, our operations and financial condition may be adversely affected.

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate, and retain qualified managerial personnel, including senior members of management. There can be no assurances that we can do so. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due to sustained labor shortages and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. In addition, we have already experienced involuntary turnover due to increased commuting costs for our employees. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our Company and maintain or expand our product offerings may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition, and results of operations.

In addition, our internal control systems rely on employees trained in the execution of the controls, particularly within our financial and accounting function. Loss of these employees or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms further. See “—Our management has identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2024. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations” for a discussion of the material weaknesses in the Company’s internal control over financial reporting.

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

Our operating results depend on our ability to develop and introduce new products, enhance existing products, and reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards, and market acceptance of our products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or uncompetitive. We continued to expand and develop our new hydrogen products during Fiscal 2024, which are commercially available running on a 30% hydrogen – 70% natural gas mix. Continued development towards a 100% hydrogen product will require a long-time horizon and a significant amount of financial resources. We do not currently have and there can be no assurance that we will develop the resources or financial ability to develop a 100% hydrogen product.

Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted could materially and adversely affect our business and financial condition.

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

Our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel, and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our products. During Fiscal 2024 and 2023, we saw significant price increases in the cost of our commodity materials. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

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

Our competitors include several well-known companies with histories of providing power solutions. They have substantially greater resources than we do and have established worldwide presence. Because of greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies, including artificial intelligence, and changes in customer requirements, to devote greater resources to the promotion and sale of their products than we can or lobby for governmental regulations and policies to create competitive advantages vis-à-vis our products. We believe that developing and maintaining a competitive advantage will require continued investment by us in product development and quality, as well as attention to product performance, our product prices, our conformance to industry standards, manufacturing capability, and sales and marketing. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have business relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

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

Revenue in the oil and natural gas industry has been in decline for several years from historical highs, due to volatility in oil prices, as well as a movement towards clean energy and away from fossil fuels, which has impacted capital expenditures in the oil and natural gas industry. We continue to be impacted by the volatility of the global oil and gas industry. If prices were to decline and remain low for a sustained period, we would expect to see additional declines in our customers’ spending, which would have an adverse effect on our revenue. In addition, a worsening of these conditions may have a material adverse impact on certain of our customers’ liquidity and financial positions, resulting in further spending reductions, delays in the collection of amounts owing to us, and other similar adverse effects. Despite a recent increase in oil prices, we have not yet seen a corresponding significant increase in sales activity, primarily due to the customers in our natural resources market vertical not yet increasing their spend on capital expenditures that would include our microturbine products.

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

We and certain of our current and former directors and officers are subject to various legal proceedings.

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

In addition, from time to time, we may face litigation relating to intellectual property, labor, product liability, stockholder, and other matters. An adverse judgment could negatively impact our financial position and results of operations, the trading price of our New Common Stock, and our ability to obtain future financing on favorable terms or at all. Whether or not resolved in a manner adverse to us, any litigation could be costly, divert management attention, or result in increased costs of doing business. Further, our insurance coverage is limited for these and other claims against us, and we may not have adequate insurance or financial resources to pay for our liabilities or losses from any such claims. See Note 14— Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about legal proceedings involving the Company.

Risks Related to Data, Security, and Intellectual Property

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We view our intellectual property rights as important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. If it became necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly and we may not prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products. 6 of our 16 active U.S. patents expired in 2024. In addition, we cannot be certain that we do not or will not infringe third parties’ intellectual property rights. Any such claim, even if it is without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention and/or require us to enter into costly royalty or licensing arrangements.

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

Risks Related to Ownership of Our New Common Stock

Our management has identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2024. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.

In connection with our review of our financial statements leading to the Restatement and in the course of preparing our financial statements for Fiscal 2024, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses related to (i) an inappropriate tone at the top established by certain former senior executives, (ii) our lack of sufficient qualified professionals with an appropriate level of accounting and internal control knowledge, training and experience, (iii) our failure to perform a sufficient review of accounting policies to ensure ongoing adherence with U.S. GAAP, (iv) our failure to design and maintain effective internal control over financial reporting for systems, products, parts, and accessories sales subject to bill and hold arrangements with customers and (v) our failure to design and maintain effective internal control over financial reporting related to the proper accounting, presentation and disclosure for FPP service contracts, including the cost recognition of parts and labor associated with FPP service contracts.

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

There is no historical trading activity for our New Common Stock. See “—There is currently no public trading market for our New Common Stock.” An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment. The commencement of trading in the New Common Stock depends on our ability to become current in our Reporting Obligations. Once trading in the New Common Stock commences, the market price of our New Common Stock is likely to be highly volatile. Given the continued uncertainty surrounding many variables that may affect our business, including the Emergence, and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our New Common Stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

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

We have not paid cash dividends on any of our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our ability to distribute dividends is subject to restrictions that apply under the terms of our existing indebtedness and Operating Subsidiary LLC Agreement. See “—We are a holding company with nominal net worth and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends.” As a result, capital appreciation, if any, of our New Common Stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our securities if the price of our New Common Stock increases

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and business operations, including vetting and managing third-party service providers with comprehensive due diligence, continuous monitoring and strict compliance with industry standards. In addition, we provide cybersecurity awareness training to our employees, incident response personnel, and senior management, including training on best practices for data privacy and security. Our enterprise risk management program considers cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process.

The Board is responsible for overseeing assessments of major risks facing the Company and for reviewing options to mitigate these risks. It has delegated oversight responsibility for information security matters to the Audit Committee, Chief Financial Officer (“CFO”) and our internal information technology (“IT”) resources. Our Director of IT manages our internal team of security professionals, as well as our third-party IT service providers, which provides 24/7 security monitoring. The personnel comprising our IT team are experienced professionals with many years of experience across a variety of technology sub-specialties.

Our CFO oversees our cybersecurity risk management, including appropriate risk mitigation strategies, systems, processes, and controls, and receives updates from IT and our third-party IT service providers on cybersecurity and information security matters. The CFO communicates with the Audit Committee and the Board periodically regarding the state of our cybersecurity risk management, current and evolving threats and recommendations for changes. We have also implemented a cyber incident response plan that provides a protocol to report certain incidents to the CFO with the goal of timely assessment of such incidents, determining applicable disclosure requirements and communicating with the Audit Committee and the Board for timely and accurate reporting of any material cybersecurity incident.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For additional discussion of our cybersecurity-related risks, see Part I, Item 1A, “Risk Factors.”

Item 2. Properties.

Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 79,000 square feet of leased office space, warehouse space and assembly, test space and manufacturing facility for our recuperator cores located at 16640 Stagg Street in Van Nuys, California. This lease has a term of thirty-seven (37) calendar months, commencing March 1, 2023. Additionally, we lease approximately 9,216 square feet of warehouse space at 16701 Stagg Street in Van Nuys, California. This lease expired in July 2024. We also lease office and manufacturing facilities located at Unit 800 & 810 Fareham Reach, Fareham Road, Gosport, Hampshire, United Kingdom. These leases will expire in May 2037. Management believes these facilities are adequate for our current needs.

Item 3. Legal Proceedings

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

As of March 31, 2024, discovery had been served and answered on both sides. On May 17, 2024, the trial was set for July 29, 2024; and the court ordered the parties to mediate the matter by June 19, 2024. On July 2, 2024, Turbine Intl. petitioned the court for a continuance and to reopen discovery. The court granted the continuance and set the trial date for December 2, 2024 and rejected the request to reopen discovery. Mediation remains court ordered. The Company has not recorded a liability as of March 31, 2024, as it is unable to estimate the possible loss or range of possible loss.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature may be costly and require management to devote significant time and attention away from the ongoing operation of the business. The Company has not recorded a liability as of March 31, 2024, as a loss cannot be reasonably estimated.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a distributor of the Company, submitted a demand for arbitration before the American Arbitration Association seeking, among other things, approximately $24.5 million in damages and alleging that the Company breached its distributor agreement with Cal Microturbine and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the distribution agreement. The parties have completed selection of an arbitration panel; and the arbitration panel has provided two possible dates in June and October 2025 for a hearing date. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damage claim to $18.8 million. The Company has not recorded a liability as of March 31, 2024, as it is unable to estimate the possible loss or range of possible loss.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements regarding, and allegedly inadequate disclosure surrounding, the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021 and September 22, 2023 and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Company may incur significant legal expenses in defending the legal matters described above during the pendency of these matters, and in connection with any other potential legal matters, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations. The Company anticipates these legal fees to not exceed the insurance deductible of $1.2 million and has not recorded a liability as of March 31, 2024, as a loss cannot be reasonably estimated and the outcome of this matter is uncertain. The Company incurred legal fees of $0.1 million as of March 31, 2024.

Rouse v. Capstone Green Energy Corporation

On June 18, 2024, a complaint for damages was filed in the Superior Court of the State of California, County of Los Angeles captioned Mark Rouse v. Capstone Green Energy Corporation alleging violations of the California labor code, breach of contract, conversion, breach of covenant of good faith and fair dealing and wrongful termination. The complaint seeks damages, medical expenses, attorneys’ fees, interest and costs related to the termination of Mr. Rouse’s employment and alleged non-payment of sales commissions in excess of $300,000. The Company resolved the dispute entering into a settlement agreement on September 15, 2024 for a non-material amount.

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim.

August 19, 2024, a Class Action, pursuant to Code of Civil Procedure section 382 was filed  in the Superior Court of the State of California for the County of Los Angeles, Case No. 24STCV21118, on behalf of Plaintiffs and all other current and former non-exempt California employees employed by or formerly employed by Defendants claiming failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, failure to provide rest periods, waiting time penalties, wage statement violations, failure to timely pay wages, failure to indemnify, violation of Labor Code 227.3, and unfair competition. The Court has not ruled to certify the Class. The Company has not recorded a liability as of March 31, 2024, as the Company is unable to estimate the possible loss or range of possible loss. The Company intends to fight the claims vigorously.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a distributor of the Company, filed a lawsuit in the Superior Court of California, County of Los Angeles claiming breach of contract, restitution, breach of implied covenant of good faith and fair dealing, account stated, money had and received, open book account, unfair business practices, accounting, and conversion, all related to DV Energy’s deposit for parts ordered.  DV Energy has asserted $715,552 in damages plus interest, attorney’s fees and costs. The complaint relates to a deposit for product order that the Company is restricted from delivering due to U.S. sanctions laws. The Company intends to meet its obligation to deliver the product once it can do so in accordance with U.S. Sanctions laws. The Company’s Distributor Agreement defines deposits as non-refundable.  The value of the DV Energy deposit is recorded in the Company’s financial statements as current liability.  The Company is unable to estimate the possible loss or range of possible loss and intends to fight the claims vigorously.

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

	Low($)	High ($)
Fiscal 2025 to Date
Second Quarter	-	-
First Quarter	-	-
Fiscal 2024
Fourth Quarter	-	-
Third quarter (through December 7, 2023)	$0.10	$0.25
Second Quarter	$0.50	$0.86
First Quarter	$1.17	$1.24
Fiscal 2023
Fourth Quarter	$1.31	$1.37
Third Quarter	$1.30	$1.47
Second Quarter	$1.75	$1.90
First Quarter	$2.23	$2.58

Stockholders

As of September 24, 2024, there were 278 stockholders of record of the New Common Stock and 10 stockholders of record of our non-voting common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On the Effective Date, in connection with the Company’s emergence from voluntary proceedings under Chapter 11 of the United States Bankruptcy Code, the Company issued 18,540,877 shares of common stock, pro rata to each holder of common stock of Capstone Green Energy Corporation.

The issuance of the shares of common stock was made in reliance upon the exemption from registration under the Securities Act provided by Section 1145 of the United States Bankruptcy Code, as an issuance of shares in exchange for an interest in the debtor represented by the common stock of Capstone Green Energy Corporation. The issuance of the shares of common stock was made to holders of common stock of Capstone Green Energy Corporation pursuant to the procedures of The Depository Trust Company and the Company’s transfer agent.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the common stock made during Fiscal 2024, except for 12,501 shares of Capstone Energy Corporation common stock automatically withheld to cover the tax liability resulting from the vesting of restricted stock units. These withheld shares of were cancelled on the Effective Date.

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

Recent Developments

Refer to Note 3— Chapter 11 Proceedings and Emergence in the Notes to Consolidated Financial Statements for a summary of our voluntary filing under Chapter 11 of the Bankruptcy Code, our emergence therefrom and our delisting of our common stock from the Nasdaq. Refer to Note 12— Debt for details regarding our Exit Note Purchase Agreement and Note 14— Commitments and Contingencies for details regarding our Service Agreements and the Trademark Licensing Agreement.

Overview

We are the market leader in microturbine energy systems based on the number of microturbines sold annually and total installed base. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies in simple cycle mode. Utilities may also charge fees to interconnect to their power grids. However, when considering and including the waste heat from our microturbine (CHP and CCHP) the economic benefit improves significantly. Further, our highly efficient, low emission, resilient technology can produce thermal energy at a lower carbon footprint. These benefits can be especially realized when fuel costs are low, where the costs of connecting to the grid may be high or impractical (such as remote power applications or new grid services need to be provided), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines are an inverter-based technology and can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they help solve the “Energy Trilemma” of resiliency, sustainability and affordability. Management also believes our products and services offer a level of flexibility not currently offered by other technologies such as reciprocating engines. We are currently exploring energy conversion options for the smaller end of the power spectrum.

For Fiscal 2024, net revenue was $91.2 million, a 23% increase from the prior year. The increase was led by product and accessories revenue, which were up 40% to $49.1 million primarily due to an increase in product sales. Cost of goods sold totaled $76.9 million and delivered $14.3 million of gross profit in Fiscal 2024. Gross profit increased from $9.1 million at Fiscal 2023, primarily due to the shift of sales mix to our higher margin rental business, higher product and parts pricing, higher sales volume, greater cost absorption and product mix.

During Fiscal 2024, we had net income of $7.4 million and our basic and diluted net income per share was $0.39, compared to a $24.5 million loss and $1.43 net loss per share, respectively, in Fiscal 2023. The $31.9 million increase to net income during Fiscal 2024 was primarily due to the impact of the Chapter 11 reorganization, inclusive of a gain on settlement of debt upon emergence from Chapter 11 on December 7, 2023 of $35.3 million. See Note 3— Chapter 11 Proceedings and Emergence in the Notes to Consolidated Financial Statements for further discussion of our outstanding indebtedness and the post emergence financing.

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

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Year Ended March 31,
	2024	2023
Energy efficiency	37%	56%
Natural resources	34%	34%
Renewable energy	19%	8%
Microgrid	—	2%
Transportation	10%	—

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

Transportation

Our technology can also be used to support Electric Vehicle (“EV”) market by providing power solutions to charge vehicles. Our products can fill a void in the EV market for vehicle charging capacity and charging convenience. Our customers have applied our products in EV applications for fleets and remote location charging stations. We are continuing to pursue global EV charging opportunities to fill the demand for power in this market segment.

Backlog

Net product orders were approximately $20.1 million and $35.5 million for Fiscal 2024 and 2023, respectively. Ending backlog was approximately $14.2 million at March 31, 2024 compared to $42.8 million at March 31, 2023. The book-to-bill ratio was 0.4:2 and 1.1:1 for Fiscal 2024 and 2023, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

We offer new and remanufactured parts through our global distribution network. Service revenue was approximately 22% and 29% of total revenue in Fiscal 2024 and Fiscal 2023, respectively.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to credit losses, inventories, warranty obligations, redeemable noncontrolling interests valuations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

●	Our inventories are valued at the lower of cost (determined on a first in first out basis) or net realizable value. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast and also, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.
●	The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivable, the aging of outstanding receivables, as well as the historical collections and write-offs are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of reserves for expected credit losses. Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. We maintain allowances for estimated credit losses resulting from the inability of our customers to make required payments and other credit loss allowances. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required. Refer to Note 2— Basis of Presentation, Significant Accounting Policies and Going Concern in the Notes to Consolidated Financial Statements.
●	The Company accounts for the noncontrolling interest using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings of the consolidated Operating Subsidiary between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in the consolidated Operating Subsidiary on the Consolidated Balance Sheets represent the amounts the noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated Operating Subsidiary were liquidated at recorded amounts and distributed between the controlling and noncontrolling interests in accordance with the governing documents. The net income attributable to noncontrolling interests in the Operating Subsidiary on the Consolidated Statements of Operations is associated with the increase or decrease in the noncontrolling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions. Separately, the Company will also determine whether an adjustment should be recorded to remeasure the redemption feature attached to the Preferred Units to their maximum redemption value through retained earnings. Refer to Note 10— Temporary Equity for details on remeasuring the redemption value of the Preferred Units.

Results of Operations

Year Ended March 31, 2024 Compared to Year Ended March 31, 2023

The following table summarizes our revenue by geographic markets (in millions):

	Year Ended March 31,
	2024	2023
United States and Canada	$55.9	$47.0
Europe	18.3	11.6
Russia	—	2.9
Latin America	8.8	5.8
Asia and Australia	7.9	6.1
Middle East and Africa	0.3	0.5
Total	$91.2	$73.9

Revenue. Revenue for Fiscal 2024 increased $17.3 million, or 23%, to $91.2 million from $73.9 million for Fiscal 2023. The change in revenue for Fiscal 2024 compared to Fiscal 2023 included increases in revenue of $8.9 million from the United States and Canadian markets, $6.7 million in the European market, $3.0 million from the Latin American markets and $1.8 million from the Asian and Australian markets. These overall increases in revenue were offset by decreases in revenue of $2.9 million from the Russian market and $0.2 million from the Middle East and African markets. The increases in the United States and Canada, Europe, Latin America and Asia and Australia were primarily attributable to an increase in our EaaS long-term rental services and product deliveries for projects during the year ended March 31, 2024. The decrease in Russia was a result of United States sanctions and the decrease in the Middle East and Africa was primarily attributable to decreases in product shipments into the energy efficiency vertical markets compared to the same period last year.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2024			2023
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$47.8	40.5	182	$33.2	29.0	192
Accessories	1.3			1.8
Total Product and Accessories	49.1			35.0

Parts and Service	30.7			30.7
Rentals	11.4			8.2
Total	$91.2			$73.9

For Fiscal 2024, revenue from microturbine products and accessories increased $14.1 million, or 40%, to $49.1 million from $35.0 million for Fiscal 2023. The $14.1 million increase was primarily driven by an increase in megawatts shipped during the year ended March 31, 2024 compared to the same period last year. Megawatts shipped were 40.5 megawatts and 29.0 megawatts during the year ended March 31, 2024 and 2023, respectively. Average revenue per megawatt shipped was approximately $1.2 million and $1.1 million during the year ended March 31, 2024 and 2023, respectively, illustrating the effect of previously announced Product price increases. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, factory protection plan (“FPP”) contracts, rentals, Distributor Support Subscription fees, and other service revenue) for Fiscal 2024 increased $3.2 million, or 8%, to $42.1 million from $38.9 million for Fiscal 2023. The $3.2 million increase was driven by an increase in rental revenue as a result of our EaaS business plan, and an increase in revenue from our FPP contracts, partially offset by lower engineering service revenue and spare parts. Refer to Note 14— Commitments and Contingencies— Related Party Transactions, in the Notes to Consolidated Financial Statements for information related to Reorganized PrivateCo’s retained assets and distributor support services business in connection with the Company’s emergence from the Chapter 11 Cases.

Sales to Cal Microturbine and E-Finity Distributed Generation (“E-Finity”) accounted for 16% and 13%, respectively, of our revenue for Fiscal 2024. Sales to E-Finity and RSP Systems accounted for 12% and 11%, respectively, of our revenue for Fiscal 2023.

Gross Profit.  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was approximately $14.3 million, or 16% of revenue, for Fiscal 2024, compared to gross profit of $9.1 million, or 12% of revenue, for Fiscal 2023. The increase during Fiscal 2024 compared to Fiscal 2023 was primarily the result of an increase in product pricing and increased revenue from our higher margin rental business and lower inventory charges, partially offset by higher production and service center labor and overhead expense. Starting in January 2023, we increased our sales prices and negotiated with vendors to reduce material costs.

Production and service center labor and overhead expense increased $2.1 million during Fiscal 2024 compared to Fiscal 2023 primarily because of increases of approximately $2.9 million in depreciation and rent expense related to our rental business, partially offset by decreases of $0.8 million in freight expense and $0.5 million in supplies expense.

The following table summarizes our gross profit (in millions except percentages):

	Year Ended March 31,
	March 31,
	2024	2023
Gross Profit
Product and accessories	$(2.2)	$(4.9)
As a percentage of product and accessories revenue	(4)%	(14)%

Parts, service and rentals	$16.5	$14.0
As a percentage of parts, service and rentals revenue	39%	36%

Total Gross Profit	$14.3	$9.1
As a percentage of total revenue	16%	12%

The improvement of $2.7 million in product and accessories gross profit during Fiscal 2024 compared to Fiscal 2023 was primarily due to higher product pricing, improved cost absorption and product mix in Fiscal 2024.

Product and accessories gross margin as a percentage of product and accessories revenue improved to (4)% during Fiscal 2024 from (14)% during Fiscal 2023, primarily due to higher margin product revenue in Fiscal 2024. Parts, service and rentals gross margin as a percentage of parts, service and rentals revenue increased to 39% for Fiscal 2024 compared to 36% for Fiscal 2023 primarily due to lower overhead costs and increased higher margin rental business in Fiscal 2024.

Research and Development (“R&D”) Expenses. R&D expenses for Fiscal 2024 and 2023 was $2.5 million and $2.4 million, respectively.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for Fiscal 2024 increased $7.0 million to $32.2 million from $25.1 million for Fiscal 2023. The net increase in SG&A expenses was primarily as a result of increases of approximately $7.7 million in legal fees, $2.4 million in accounting fees, $1.1 million in consulting expenses incurred primarily for restatement activities and $1.1 million in stock-based compensation expense, partially offset by decreases of $3.8 million of net credit loss expense, $0.7 million in facility costs, $0.3 million in travel related costs, and $0.2 million in marketing costs.

Interest Expense. Interest expense for Fiscal 2024 decreased to $5.5 million from $6.2 million in Fiscal 2023. The decrease in interest expense was primarily due to a lower average debt balance during Fiscal 2024 due to restructuring compared to the $51.0 million pre-petition notes during Fiscal 2023. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Income Tax Provision. Income tax expense increased from $7,000 during Fiscal 2023 to $14,000 during Fiscal 2024. Income tax expense incurred was related to state taxes. The effective income tax rate of 0.19% differs from the federal and state blended rate primarily as a result of maintaining a full valuation allowance against net deferred tax assets.

At March 31, 2024, we had federal and state net operating loss carryforwards of approximately $0.6 million and $0.2 million, respectively, which may be utilized to reduce future taxable income, subject to any limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $0.1 million at March 31, 2024 as the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2023, the net deferred tax asset had a 100% valuation allowance.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash balance decreased $10.8 million during Fiscal 2024, compared to a decrease of $9.7 million during Fiscal 2023. The decrease in cash during Fiscal 2024 was primarily due to cash used in operating activities, partially offset by net cash provided by financing activities and a decrease in cash used in investing activities.

Operating Activities During Fiscal 2024, net cash used by operating activities was $27.7 million, consisting of net income for the period of $7.4 million, offset by changes in operating assets and liabilities of $12.5 million and non-cash adjustments (primarily representing non-cash reorganization items, net, depreciation and amortization, non-cash lease expense, stock-based compensation expense and paid-in-kind interest expense) of $22.5 million. During Fiscal 2023, net cash used by operating activities was $7.9 million, consisting of a net loss for the period of $24.5 million and changes in operating assets and liabilities of $5.3 million, partially offset by non-cash adjustments (primarily representing provision for credit loss expense, depreciation and amortization, non-cash lease expense and stock-based compensation expense) of $11.3 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in thousands):

	Year Ended March 31,
	March 31,
	2024	2023
Net income (loss)	$7,392	$(24,522)
Non-cash operating activities(1)	(22,519)	11,268
Changes in operating assets and liabilities:
Accounts receivable	(571)	4,060
Inventories	15,382	(11,521)
Accounts payable and accrued expenses	(8,754)	5,660
Operating lease liability, net	(3,413)	(1,304)
Prepaid expenses, other current assets and other assets	871	(1,210)
Other changes in operating assets and liabilities	(16,046)	9,625
Net cash used in operating activities	$(27,658)	$(7,944)

(1)	Primarily represents non-cash reorganization items, net (in Fiscal 2024), depreciation and amortization, non-cash lease expense, stock-based compensation expense and paid-in-kind interest expense.

The change in non-cash operating activities during Fiscal 2024, compared to Fiscal 2023 was primarily driven by the non-cash reorganization items, net, which included our gain on debt extinguishment and our provision for credit loss expense, partially offset by increases in non-cash lease expenses, paid-in-kind interest expense and stock-based compensation expense. The change in accounts receivable was primarily the result of delayed collections in Fiscal 2024, compared to Fiscal 2023. The change in inventory compared to Fiscal 2023 was primarily the result of a decrease in finished goods during Fiscal 2024. The change in accounts payable and accrued expenses was primarily due to higher payments to vendors during Fiscal 2024, compared to Fiscal 2023. The change in other operating assets and liabilities during Fiscal 2024, compared to Fiscal 2023, was primarily driven by the decreases in our deferred revenue attributable to customer deposits, FPP contracts and DSS program.

Investing Activities Net cash used in investing activities was $4.7 million and $8.2 million during Fiscal 2024 and 2023, respectively, which the decrease was primarily due to fewer additions to our rental fleet during Fiscal 2024.

Financing Activities During Fiscal 2024, we generated approximately $21.6 million in cash from financing activities compared to cash generated during Fiscal 2023 of approximately $6.4 million. The funds generated from financing activities during Fiscal 2024 were primarily the result of $12.0 million of funding under the DIP facility, $7.0 million of funding under the Exit Facility, net of issuance fees of $0.2 million and $3.0 million received from the issuance of additional pre-petition senior secured notes under the A&R Note Purchase Agreement. See Note 3— Chapter 11 Proceedings and Emergence in the Notes to Consolidated Financial Statements and Note 12— Debt for further discussion of the outstanding debt and post emergence financing. The funds generated from financing activities during Fiscal 2023 were primarily the result of net proceeds from the issuance of common stock and warrants of $7.3 million, partially offset by $0.8 million in repayments of lease obligations.

Debt Refer to Note 12— Debt in the Notes to Consolidated Financial Statements for information related to our notes.

Lease Commitments Refer to Note 13— Leases in the Notes to Consolidated Financial Statements for information related to our leases.

Going Concern In connection with preparing the Consolidated Financial Statements for the fiscal year ended March 31, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2024 consolidated financial statements. As of March 31, 2024, we had cash of $2.1 million and a working capital deficit of $38.5 million. We incurred a loss from operations of $20.4 million and used cash from operating activities of $27.7 million during the Fiscal 2024.

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

Management evaluated these conditions in relation to our ability to meet our obligations as they become due. Our ability to continue current operations and to execute on management’s plan is dependent on our ability to generate cash flows.

The Company has assessed its position and hired a new CEO, is refocusing its marketing efforts, and is expanding the professional staff to focus on market development for its products.  The success of these efforts is uncertain and may not result in improvement in the liquidity position.

On September 28, 2023, we filed for a prepackaged financial restructuring with our Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws. We emerged from Bankruptcy on December 7, 2023, and effected a financial and organizational restructuring. See Note 3— Chapter 11 Proceedings and Emergence in the Notes to Consolidated Financial Statements for additional information.

In spite of these efforts and given our current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding our ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of our financial statements as of, and for the period ended March 31, 2024.

Impact of Recently Issued Accounting Standards

Refer to Note 2— Basis of Presentation, Summary of Significant Accounting Policies and Going Concern in the Notes to Consolidated Financial Statements for information regarding new accounting standards.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements included in this Form 10-K beginning at page F-77 are incorporated in this Item 8 by reference.

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

In connection with the preparation of this Form 10-K for the fiscal year ended March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial position and consolidated results from operations and cash flows for the fiscal years ended March 31, 2024 and March 31, 2023, and our financial condition as of each such date and have been prepared in conformity with U.S. GAAP.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2024 because of the material weaknesses described below.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors; Leadership Structure

Set forth below is certain information regarding the directors of the Company. The ages of and biographical information regarding the Board is based on information furnished to the Company by each director and is as of September 24, 2024.

Directors	Age	Director Since	Board Class (1)	Audit Committee	Compensation & Human Capital Committee	Governance & Sustainability Committee
Robert C. Flexon(2)	66	2018	II
Vince J. Canino(3)	61	2024	III
Yon Y. Jorden	69	2017	I	X	X
Robert F. Powelson	55	2019	II		X	X
Denise M. Wilson(4)	65	2019	II		X	X
Ping Fu	66	2021	I	X		X
John P. Miller(5)	66	2024	III	X		X
(1)	The term of Class I directors expires at the first annual meeting following the initial classification in April 2024. The term of Class II directors expires at the second annual meeting following the initial classification. The term of Class III directors expires at the third annual meeting following the initial classification.
(2)	Chair of the Board
(3)	Mr. Canino joined the Board on March 11, 2024 in connection with his appointment as President and Chief Executive Officer
(4)	Lead Independent Director
(5)	Mr. Miller joined the Board on February 26, 2024

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

Robert C. Flexon.  Mr. Flexon has been a director since April 2018 and has served as Chair since January 2021. Mr. Flexon served as our Executive Chairman from August 9, 2023 until March 31, 2024 and as our Interim President and Chief Executive Officer from August 22, 2023 until March 10, 2024. Mr. Flexon has served as a director of PG&E Corporation (NYSE: PCG) since June 2020 and is currently the chair of the board. He has also served as a director for Charah Solutions, Inc. (NYSE: CHRA) from June 2018 to July 2023 and of the Electric Reliability Council of Texas (ERCOT) since 2021. Mr. Flexon was President and Chief Executive Officer and a director of Dynegy Inc. (NYSE: DYN), a power-generating company that owns and operates a number of natural gas-fueled or coal-fueled power stations in the U.S, from July 2011 to April 2018. In 2016, a subsidiary of Dynegy filed for bankruptcy under Chapter 11 of the bankruptcy code. Prior to joining Dynegy, Mr. Flexon served as the Chief Financial Officer of UGI Corporation (NYSE: UGI), a distributor and marketer of energy products and related services from February 2011 to July 2011. Mr. Flexon was the Chief Executive Officer of Foster Wheeler AG (Nasdaq: FWLT) from June to October 2010 and the President and Chief Executive Officer of Foster Wheeler USA from November 2009 to May 2010. Prior to joining Foster Wheeler, Mr. Flexon was Executive Vice President and Chief Financial Officer of NRG Energy, Inc. (NYSE: NRG) from February to November 2009. Mr. Flexon previously served as Executive Vice President and Chief Operating Officer of NRG Energy from March 2008 to February 2009 and as its Executive Vice President and Chief Financial Officer from 2004 to 2008. Prior to joining NRG Energy, Mr. Flexon held executive positions with Hercules, Inc. and various key positions, including General Auditor, with Atlantic Richfield Company. In addition, Mr. Flexon was a CPA with the former Coopers & Lybrand from 1980 to 1987. Mr. Flexon served on the public board of directors of Foster Wheeler from 2006 until 2009 and from May to October 2010, of Westmoreland Coal Company from 2017 to 2019 and of TransAlta Corp. from 2019 to

2020. He served on the board of directors for Genesys Works-Houston, an organization that transforms the lives of disadvantaged high school students through meaningful work experience, from 2016 to 2021. He also served on the board of directors of Baker Ripley, a Texas non-profit organization that connects low-income people to opportunities, from 2014 to 2016. He has served on the board of directors of Nexus, a privately held water utility company, since April 2024. Mr. Flexon holds a Bachelor of Science degree in Accounting from Villanova University. He became a Certified Public Accountant (inactive) in the State of Pennsylvania.

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

Mr. Miller Mr. Miller has been a director since February 2024. He has over 40 years of broad-based executive management experience in the manufacturing, distribution and transportation industries and has served in senior finance and leadership roles at public and private companies across a range of industry categories. He has served on the board of directors of Spruce Power Holding Corporation, an owner and operator of distributed solar energy assets, since 2022. From 2017 to 2021, he served as Chief Executive Officer of Power Solutions International, Inc., a publicly traded company focusing on the design, engineering and manufacture of a broad range of advanced, emission-certified engines and power systems.  From 2008 until 2016, Mr. Miller served in operational and financial management positions of increasing responsibility at Navistar International Corporation, a global vehicle manufacturer and solutions provider, including as senior vice president of operations and corporate finance.  Prior to such roles, he served in the role of Chief Financial Officer of Laidlaw International, Inc., a provider of public transportation services, Chicago Metallic Corporation, a global manufacturer of suspended ceiling and metal products, Fleetpride, Inc., a distributor of heavy duty truck parts, and Peapod, an online grocery delivery company. Mr. Miller received his Master of Business Administration from the University of Michigan and a Bachelor of Arts degree in economics from DePauw University.

Mr. Miller brings to the Board extensive industry experience and expertise in financial management and strategic planning.

Other than Mr. Flexon in respect of the bankruptcy filing of Dynegy’s subsidiary and Mr. Flexon and Mr. Juric in respect of the Chapter 11 Cases, no director or officer has been involved in any legal proceedings required to be disclosed under Item 401(f) of Regulation SK.

The Board met thirty (30) times during the fiscal year ended March 31, 2024 (the “2024 Fiscal Year” or “Fiscal 2024”). The Board has established an Audit Committee, a Compensation and Human Capital Committee, and a Governance and Sustainability Committee. During Fiscal 2024, each director attended at least 75% of the aggregate of (1)

the total number of meetings of the Board (held during the period for which he or she was a director) and (2) the total number of meetings of all committees of the Board of the Company on which the director served (during the periods that he or she served). The Company strongly encourages each member of the Board to attend each annual meeting of stockholders. The Company’s independent directors met in executive session, without members of the Company’s management present, at all of the regularly scheduled meetings of the Board in Fiscal 2024.

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

Cybersecurity Governance

The Board is responsible for overseeing assessments of major risks facing the Company and for reviewing options to mitigate these risks. It has delegated oversight responsibility for information security matters is shared by the Audit Committee, CFO and our internal IT resources. Our CFO oversees our cybersecurity risk management, including appropriate risk mitigation strategies, systems, processes, and controls, and receives quarterly updates from IT and our third-party IT service provider on cybersecurity and information security matters. The CFO communicates regularly with the Audit Committee and Board on the state of our cybersecurity risk management, current and evolving threats, and recommendations for changes. We have also implemented a cyber incident response plan that provides a protocol to report certain incidents to the CFO with the goal of timely assessment of such incidents, determining applicable disclosure requirements and communicating with the Audit Committee and Board for timely and accurate reporting of any material cybersecurity incident.

Audit Committee

The Audit Committee currently consists of Ms. Jorden (Chair), Ms. Fu and Mr. Miller, which was also the composition as of March 31, 2024. Following his appointment as Executive Chairman in August 2023, Mr. Flexon resigned from the Audit Committee. Upon his appointment to the Board on February 26, 2024, Mr. Miller was appointed to the Audit Committee. The Audit committee is constituted to comply with Section 3(a)(58)(A) of the Exchange Act and is responsible, among other items, for: (i) overseeing the Company’s accounting and financial reporting practices; (ii) annually retaining the independent public accountants as auditors of the financial statements and accounts of the Company; (iii) monitoring the scope of audits made by the independent public accountants and the audit reports submitted by the independent public accountants; (iv) overseeing the systems of internal control which management and the Board have established; and (v) discussing with management and the independent and internal auditors the Company’s major financial risk exposure and the steps taken to monitor and control such exposure. In addition, the Audit Committee reviews and approves all related party transactions. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on the Company’s website at www.capstonegreenenergy.com. Pursuant to its written charter, the Audit Committee reviews its charter on an annual basis for compliance, best practices and any other needed updates or changes. During Fiscal 2024, the Audit Committee held twelve (12) meetings. The Board has determined that Ms. Jorden is an “audit committee financial expert,” as that term is defined by applicable rules adopted by the SEC. The Board has further determined that each member of the Audit Committee is independent and financially literate as defined by Nasdaq and SEC rules, as applicable.

Compensation and Human Capital Committee

The Compensation and Human Capital Committee currently consists of Ms. Wilson (Chair), Mr. Powelson, and Ms. Jorden, which was also the composition as of March 31, 2024. The Compensation and Human Capital Committee is comprised solely of directors who qualify as independent for purposes of Nasdaq rules in conformance with the Compensation and Human Capital Committee’s charter, and are “non-employee directors,” as defined in Rule 16b-3 under the Exchange Act and “outside directors,” as defined under Section 162(m) of the Internal Revenue Code of 1986, amended (the “Code”). The functions of the Compensation and Human Capital Committee include: (i) annually reviewing and recommending to the Board the corporate goals and objectives relevant to the compensation of our Chief Executive Officer, (ii) evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and, based on such evaluation, recommending to the Board the compensation of our Chief Executive Officer, (iii) determining the compensation of all executive officers other than the Chief Executive Officer, (iv) retaining, terminating and approving the compensation of any compensation advisors, (v) reviewing and approving our policies and procedures for the grant of equity based awards, (vi) reviewing and approving grants of awards under our incentive based compensation plans and equity based plans, (vii) reviewing and making recommendations to the Board with respect to director compensation, (viii) reviewing and overseeing the Company’s policies and practices relating to human capital management, (ix) reviewing, monitoring and providing recommendations to our Board on our workplace policies and practices, including corporate culture and employee engagement, talent management and leadership development, employee diversity and inclusion, and ensuring a respectful workplace free of discrimination and harassment, and (x) reviewing and evaluating, at least annually, the performance of our Compensation and Human Capital Committee and its members, and reporting to the Board on the results of such evaluation. The Compensation and Human Capital Committee operates under a written charter adopted by the Board, a copy of which is available on the Company’s website at www.capstonegreenenergy.com. Pursuant to its written charter, the Compensation and Human Capital Committee reviews its charter on an annual basis for compliance, best practices and any other needed updates or changes. During Fiscal 2024, the Compensation and Human Capital Committee held four (4) meetings.

Governance and Sustainability Committee

The Governance and Sustainability Committee currently consisted of Mr. Powelson (Chair), Ms. Wilson, and Ms. Fu, which was also the composition as of March 31, 2024. Upon his appointment to the Board on February 26, 2024, Mr. Miller was appointed to the Governance and Sustainability Committee. The Governance and Sustainability Committee is comprised solely of “independent directors” as defined by Nasdaq rules in conformance with the Governance and Sustainability Committee’s charter. The Governance and Sustainability Committee is responsible for, among other things, (i) monitoring corporate governance matters; (ii) recommending to the full Board candidates for election to the Board and committees of the Board; (iii) coordinating the Board evaluation process; (iv) providing general oversight in respect of corporate governance, social responsibility, and sustainability matters; and (v) overseeing succession planning of the CEO and other key positions. The Governance and Sustainability Committee operates under a written charter adopted by the Board, a copy of which is available on the Company’s website at www.capstonegreenenergy.com. Pursuant to its written charter, the Governance and Sustainability Committee reviews its charter on an annual basis for compliance, best practices and any other needed updates or changes. During Fiscal 2024, the Governance and Sustainability Committee held one (1) meeting.

Board of Directors and Committee Performance Evaluations

The charter of each of the Audit Committee, the Compensation and Human Capital Committee and the Governance and Sustainability Committee requires an annual performance evaluation, and the Company’s Corporate Governance Principles also mandate an annual evaluation of the Board. Such performance evaluations are designed to assess whether the Board and its committee’s function effectively and make valuable contributions to the Company. In June 2024, the Governance and Sustainability Committee conducted an assessment of the performance of the Board, as well as an assessment of each member’s skill sets and experience and how such skill sets and experience align with the needs of the Company in reaching the Company’s strategic objectives. In July 2024, the Governance and Sustainability Committee and the Board discussed the results of the assessments and put a follow-up process in place to conduct the annual performance evaluation of the Audit Committee, the Compensation and Human Capital Committee and the Governance and Sustainability Committee as well as the Board.

Director Recommendation and Nomination Process

Nominations of persons for election to our Board by the stockholders may be made at an annual meeting of stockholders by any stockholder who (i) was a stockholder of record entitled to vote in the election of directors at the time of giving of notice provided for below on the record date for the determination of stockholders entitled to vote at such annual meeting, and (ii) complies with the notice procedures set forth below and as further described in our bylaws as to such nomination.

Without qualification, for nominations, the stockholder must have given timely notice thereof in writing to the secretary of the corporation at:

Capstone Green Energy Holdings, Inc.

16640 Stagg Street

Van Nuys, CA 91406

Attention: Secretary

To be timely, a stockholder’s notice shall be delivered to the Secretary at the principal executive offices of the corporation not earlier than the close of business on the 150th calendar day and not later than the close of business on the 120th calendar day prior to the first anniversary of the date of the immediately preceding annual meeting of stockholders; provided, however, that the date of the annual meeting is advanced by more than thirty (30) calendar days prior to such anniversary date or delayed more than seventy (70) calendar days after such anniversary date, a proposal shall be received by the corporation not earlier than the close of business on the 150th day before the meeting and not later than the later of (a) the close of business on the 120th day before the meeting or (b) the close of business on the tenth day following the day on which public announcement of the date of the annual meeting is first made by the corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder’s notice as described above.

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

Pursuant to our Corporate Governance Guidelines, management directors are required to offer to resign from the Board upon their termination as an employee of the Company (other than as a result of normal retirement), which resignation may be accepted by the Board in its sole discretion. A non-employee director must inform, and offer his or her resignation to, the Board in the event of any principal occupation or business association change, including retirement. The Board does not believe that directors who retire from or change the primary occupation that they held when they were first elected to the Board should necessarily leave the Board in every instance.

Stockholder Communications

The Company has a policy whereby stockholders may communicate directly with the Company’s Board, or individual members of the Board, by writing to the Company at:

Capstone Green Energy Holdings, Inc.

16640 Stagg Street

Van Nuys, CA 91406

Attention: Secretary

and indicating prominently on the outside of any envelope that the communication is intended for: (i) the Board; (ii) the Chair of the Board; (iii) a specific committee of the Board; (iv) the non-management directors; or (v) any director or subset of directors of the Board. The Secretary reviews all correspondence and regularly forwards to the appropriate director, directors or the Board, copies of all communications that, in the opinion of the Secretary, deal with the functions of or otherwise require the attention of individual directors, the Board or committees or subsets thereof. Unless, in the opinion of the Secretary, a communication is improper or irrelevant, a communication will not be withheld from its intended recipient(s) without the approval of the Chair of the Board, the Chair of the appropriate committee or the director who presides during non-management executive sessions. Directors may, at any time, review a log of all correspondence received by the Company in accordance with the policy and request copies of any such correspondence.

Executive Officers

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below. The age of and biographical information regarding each executive officer is based on information furnished to the Company by each executive officer and is as of September 24, 2024.

The following list identifies the name, age and position(s) of the executive officers of the Company:

Name	Age	Position
Vince J. Canino	61	President & Chief Executive Officer
John J. Juric	63	Chief Financial Officer

The term of each executive officer runs until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. The following is a biographical summary of the experience of the executive officers of the Company:

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

John J. Juric. Mr. Juric was appointed Chief Financial Officer in March 2023. Prior to joining the Company, Mr. Juric spent nearly two years providing management and financial consulting services to C-suite executives in multiple industries. Previously, Mr. Juric served as Vice President of Finance and Chief Financial Officer of USALCO, LLC, a chemical manufacturing and distribution company, for six years, and as President Americas & Asia Industrial Division and Americas Region Chief Financial Officer of Fiberweb, PLC., a global nonwoven products manufacturer and distributor, for nearly five years. Additionally, Mr. Juric’s career includes multiple leadership, finance, and accounting roles with publicly traded and privately held organizations. He also previously served as the Director of Finance at Hercules, Inc., a global specialty chemical manufacturing company. Mr. Juric is a Certified Public Accountant and holds an MBA and Bachelor of Science in Accounting degree from West Chester University.

Code of Business Conduct and Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. All directors, officers and employees of the Company are expected to be committed to the highest standards of honest, ethical and legal behavior. The Board reviews the Code of Business Conduct and Ethics on an annual basis or more often, if necessary. The Company has also adopted a Code of Ethics for Principal and Senior Financial Officers. Each governance document is available on the Company’s website at www.capstonegreenenergy.com. We intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics and Code of Ethics for Principal and Senior Financial Officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s equity securities. The Company endeavors to assist officers and directors in making these filings. Based solely on its review of the reports filed with the SEC during the Company’s fiscal year ended March 31, 2024, the Company believes that all reporting requirements under Section 16(a) for the fiscal year ended March 31, 2024 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except for one filing made by Celia Fanning in connection with the acquisition of 15,000 shares of common stock underlying restricted stock units, the information for which was filed on Form 4 on April 13, 2023.

Item 11. Executive Compensation.

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and has elected to comply with certain of the requirements applicable to smaller reporting companies in connection with this Annual Report on Form 10-K. Although the rules allow the Company to provide less detail about its executive compensation program, the Compensation and Human Capital Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. The information below summarizes the executive compensation program and results for our named executive officers (“NEOs”) for Fiscal 2024.

2024 Summary Compensation Table

The following table sets forth information regarding the compensation paid to or earned by the Company’s CEO and our other NEOs, for services rendered to the Company and its subsidiaries for the fiscal years indicated.

						Stock	Non-Equity Incentive	All Other
			Salary		Bonus	Awards	Plan Compensation	Compensation	Total
Name and Principal Position		Year	($)		($)	($)(1)	($)(3)	($)(4)	($)
Vince J. Canino		2024	21,154		—	472,500	—	—	493,654
President & Chief Executive Officer (5)	`	2023	—		—	—	—	—	—
Robert C. Flexon		2024	390,715	(7)	—	35,869	—	—	426,584
Former Interim President, Chief Executive Officer & Executive Chairman (6)		2023	—		—	—	—	—	—
Darren R. Jamison		2024	218,586		—	362,167	—	4,592	585,345
Former President & Chief Executive Officer (8)		2023	557,180		—	362,170	—	7,389	926,739
John J. Juric		2024	375,000		—	292,590	48,611	11,066	727,267
Chief Financial Officer (9)		2023	21,635		100,000 (2)	220,000	—	666	342,301
(1)	This column represents the aggregate grant date fair value of restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) granted in the years presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the estimated impact of forfeitures related to service-based vesting conditions. Grant date fair value is calculated using the closing price of Capstone’s common stock on the date of grant. For a discussion of the valuation assumptions, see Note 9— Permanent Equity in the Notes to Consolidated Financial Statements. For PRSUs granted in Fiscal 2024, the amount reported in the table above represents the grant date fair value of such award assuming the probable outcome of the performance conditions. The value of such award, assuming the maximum achievement of the performance conditions, is $56,250 for Mr. Juric. Mr. Jamison forfeited his PRSU award upon his termination of service. Mr. Canino joined the Company in March 2024 and did not receive a PRSU award for Fiscal 2024.
(2)	Mr. Juric earned a signing bonus of $100,000 upon joining the Company on March 6, 2023.
(3)	This column represents non-equity incentive plan compensation earned pursuant to the Capstone Executive Annual Incentive Plan (the “AIP”).
(4)	Amounts reported in this column include Company vacation payouts, Company contributions to the 401(k) plan and premiums paid by the Company for life insurance.
(5)	Mr. Canino joined the Company on March 11, 2024.
(6)	Mr. Flexon served as Non-Executive Chairman of the Board until his appointment as Executive Chairman on August 9, 2023 and served as our Interim President and Chief Executive Officer from August 22, 2023 until March 10, 2024.

Mr. Flexon remained Executive Chairman until March 31, 2024, upon which time he transitioned back to the role of Non-Executive Chairman of the Board effective April 1, 2024.
(7)	Consists of $356,715 in base salary earned by Mr. Flexon in connection with his service as Interim President and Chief Executive Officer from August 22, 2023 until March 10, 2024 and $34,000 in director compensation received by Mr. Flexon during the periods in Fiscal 2024 when he was not serving as Interim President and Chief Executive Officer.
(8)	Mr. Jamison departed the Company on August 22, 2023.
(9)	Mr. Juric joined the Company on March 6, 2023.

Components and Results of the Fiscal 2023 Executive Compensation Program

The primary components of the compensation program for our NEOs are base salary, annual incentive compensation and long-term incentives and awards. Our NEOs are also eligible for employee benefits consistent with those offered to other employees of the Company and for severance and change in control (“CIC”) benefits.

Base Salary Base salary is intended to provide a level of assured cash compensation that is competitive in the marketplace to our executive officers. It is based on the individual’s qualifications, experience with the Company, past performance, taking into account all relevant criteria, value to the Company, the Company’s ability to pay and relevant competitive market data. For Fiscal 2024, the Compensation and Human Capital Committee approved the following base salaries:

	Base Salary at the end	Base Salary at the end
Named Executive Officer	of 2024 Fiscal Year	of 2023 Fiscal Year	% Increase
Vince J. Canino (1)	$550,000	$—	—
Darren R. Jamison (2)	$—	$557,180	—
John J. Juric (3)	$375,000	$375,000	0%
Robert C. Flexon (4)	$600,000	$—	—
(1)	Mr. Canino joined the Company on March 11, 2024.
(2)	Mr. Juric joined the Company on March 6, 2023.
(3)	Mr. Jamison departed the Company on August 22, 2023.
(4)	Mr. Flexon served as Interim President and CEO, from August 22, 2023 until March 10, 2024. In connection with Mr. Flexon’s appointment as Interim President and Chief Executive Officer, the Board approved this base salary, which as pro-rated based on his total tenure as Interim President and Chief Executive Officer.

Annual Incentive Compensation, Targets and Results The AIP for Fiscal 2024 was designed to focus our NEOs on driving future growth and profitability. The AIP established for Fiscal 2024 was cancelled upon Emergence and a new Post-emergence AIP Plan was approved for the period from Emergence to March 31, 2024. Specifically, this plan was designed to reward our NEOs and other senior executives if the Company were to achieve pre-determined total revenue, adjusted EBITDA, and cash flow from operating activities, subject to the Company’s standard clawback provisions. Target annual incentive opportunities are expressed as a percentage of base salary and were established based on each NEO’s level of responsibility and ability to impact overall results. The Compensation and Human Capital Committee also considers market data in setting target award amounts. Mr. Juric’s target award opportunity for Fiscal 2024 was 60% of his base salary. Mr. Canino will begin participating in the AIP in Fiscal 2025, and his target award opportunity will be 100% of his base salary. All awards require compliance with the Exit Note Purchase Agreement covenants to be eligible for any incentive payout regardless of goal achievement(s). The Compensation and Human Capital Committee also has the discretion to determine if any amendments to the Exit Note Purchase Agreement covenants that have a financial impact on the Company could result in the performance gate/trigger to not have been met.

The weightings for the performance measures for Fiscal 2024 are set forth in the table below:

		Cash Provided by
Total	Adjusted	Operating
Revenue	EBITDA	Activity
30%	40%	30%

The Fiscal 2024 AIP performance goals were structured to encourage growth (in millions):

		Performance Payout Level
Performance Metrics	Threshold (50%)	Target (100%)	Maximum (150%)	Actual Results
Revenue	$38.579	$43.579	$54.500	$32.184
Adjusted EBITDA	$1.000	$4.194	$6.000	$(0.160)	(1)
Cash flows from operating activities	$(8.760)	$(5.760)	$3.000	$(7.439)
(1)	Adjusted EBITDA for purposes of the AIP is defined as EBITDA before gain on debt extinguishment, stock-based compensation and other expense, non-recurring legal and consulting expenses and other items determined at the discretion of the Compensation and Human Capital Committee. Refer to page 69 for a reconciliation of Net Loss, as reported to adjusted EBITDA.

On July 8, 2024, the Compensation and Human Capital Committee met to determine if certain performance targets were met under the terms of awards granted for the 2024 Fiscal Year pursuant to the Post-emergence AIP. The Compensation and Human Capital Committee determined that the Company reached above the threshold level of achievement for cash flows from operating activities performance criteria. As such, the Compensation and Human Capital Committee authorized payments for Fiscal 2024 pursuant to the Post-emergence AIP. Mr. Canino was appointed at the end of the fiscal year and did not receive an award under this plan for Fiscal 2024.

Long-Term Incentive Targets and Awards In discharging its responsibility for administering the Company’s stock-based compensation programs, the Compensation and Human Capital Committee regularly monitors and evaluates the total cost of such programs, based on information provided annually by, and in consultation with the Company’s independent compensation consultant. This information includes share utilization and annual grant levels. The Compensation and Human Capital Committee determines the appropriate award to each NEO by assessing equity incentive awards made to officers of comparable companies.

Long-term incentive awards are designed to have senior executives focused on the execution of longer-term financial and strategic growth goals that drive stockholder value creation, strengthen our financial position, and support the Company’s leadership retention strategy.

All awards granted prior to Emergence were cancelled on the Effective Date in accordance with the Plan.

Outstanding Equity Awards at 2024 Fiscal Year-End

Information about outstanding equity awards held by our NEOs as of the end of Fiscal 2024 is set forth in the table below.

	Option Awards				Stock Awards
								Equity Incentive	Equity Incentive
								Plan Awards:	Plan Awards:
					Number of		Market Value	Number of	Market or Payout
	Number of Securities				Shares or		of Shares or	Unearned Shares,	Value of Unearned
	Underlying		Option	Option	Units of Stock		Units of Stock	Units or Other	Shares, Units or
	Unexercised Options		Exercise	Expiration	That Have		That Have	Rights That Have	Other Rights That
	Exercisable	Unexercisable	Price	Date	Not Vested		Not Vested	Not Vested	Have Not Vested
Name	(#)(1)	(#)(1)	($)	(2)	(#)		($)(3)	(#)	($)(3)
Vince J. Canino	—	—	—	—	450,000	(4)	472,500	—	—
(1)	Options vested 25% on the first anniversary of the grant date and monthly thereafter on a pro rata basis over the next 36 months, conditioned on continued service to the Company. However, all grants were cancelled on the Effective Date in connection with Emergence.
(2)	All options terminate, if not sooner, at the expiration of ten years following the grant date. However, all grants were cancelled on the Effective Date in connection with Emergence.
(3)	Based on the fair value of our common stock of $1.05 as forth in the valuation report as of March 31, 2024.
(4)	These RSUs vest in three equal installments on each anniversary of March 11, 2025, conditioned on continued service to the Company.

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

Prior to the Effective Date, the Company entered into Change in Control Agreements (“CIC Agreements”) with each of our NEOs that provide for certain payments and benefits following a termination of the NEO’s employment either by the Company without Cause (as defined in the CIC Agreements) (other than due to the NEO’s death, the NEO being Disabled (as defined in the CIC Agreements), or the NEO becoming an employee of any direct or indirect successor to the business or assets of the Company, rather than continuing as an employee of the Company) or by the NEO for Good Reason (as defined in the CIC Agreements), in either case within six months prior to or 24 months following a CIC (as defined in the CIC Agreements and such a termination, a “Qualifying Termination”). In the event of a Qualifying Termination, subject to the NEO signing and not revoking a separation agreement containing a general release of claims and a non-disparagement covenant (the “Separation Agreement”), compliance with his or her obligations under the Separation Agreement and compliance with any other continuing obligations to the Company or its successor, the NEO will be eligible to receive (a) a lump sum severance payment equal to 1.0 times the sum of the NEO’s (i) annual base salary for the calendar year in which the Qualifying Termination occurs (or annual base salary in effect immediately prior to the CIC, if higher) and (ii) target annual incentive compensation for the calendar year in which the Qualifying Termination occurs, but pro-rated for the portion of such calendar year that falls prior to the Qualifying Termination; (b) a monthly cash payment in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to the NEO if he or she had remained employed by the Company for up to 18 months; and (c) acceleration of any unvested equity awards outstanding on the date of the Qualifying Termination, assuming achievement of performance criteria at target and without reduction for any shortened performance period in the case of performance-based equity awards. Payments under the CIC Agreements are in lieu of payments under the Severance Plan. Our recently completed financial restructuring constituted a CIC under the CIC Agreements. If a NEO experiences a Qualifying Termination within 24 months following such restructuring, such NEO would be eligible to receive the foregoing severance payments and benefits, as applicable, pursuant to such NEO’s CIC Agreement.

Prior to the Effective Date, the Company entered into Change in Control Agreements (“Pre-Emergence CIC Agreement”) with Mr. Juric for certain payments and benefits following a termination of Mr. Juric’s employment either by the Company without Cause (as defined in the Pre-Emergence CIC Agreement) (other than due to Mr. Juric’s  death, Mr. Juric being Disabled (as defined in the Pre-Emergence CIC Agreement), or Mr. Juric becoming an employee of any direct or indirect successor to the business or assets of the Company, rather than continuing as an employee of the Company) or by Mr. Juric for Good Reason (as defined in the Pre-Emergence CIC Agreement), in either case within six months prior to or 24 months following a CIC (as defined in the Pre-Emergence CIC Agreement and such a termination, a “Qualifying Termination”). In the event of a Qualifying Termination, subject to Mr. Juric signing and not revoking a separation agreement containing a general release of claims and a non-disparagement covenant (the “Separation Agreement”), compliance with his obligations under the Separation Agreement and compliance with any other continuing obligations to the Company or its successor, Mr. Juric will be eligible to receive (a) a lump sum severance payment equal to 1.5 times the sum of Mr. Juric’s (i) annual base salary for the calendar year in which the Qualifying Termination occurs (or annual base salary in effect immediately prior to the CIC, if higher) and (ii) target annual incentive compensation for the calendar year in which the Qualifying Termination occurs, but pro-rated for the portion of such calendar year that falls prior to the Qualifying Termination; (b) a monthly cash payment in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. Juric if he had remained employed by the Company for up to 18 months; and (c) acceleration of any unvested equity awards outstanding on the date of the Qualifying Termination, assuming achievement of performance criteria at target and without reduction for any shortened performance period in the case of performance-based equity awards. Payments under the Pre-Emergence CIC Agreements are in lieu of payments under the Severance Plan. Our recently completed financial restructuring constituted a CIC under the Pre-Emergence CIC Agreements, but a Qualifying Termination of Mr. Juric has not occurred. If Mr. Juric experiences a Qualifying Termination within 24 months following such restructuring, Mr. Juric would be eligible to receive the foregoing severance payments and benefits, as applicable, pursuant to his CIC Agreement.

In connection with the appointment of Mr. Canino as President and Chief Executive Officer, the Company entered into a CIC Agreement with Mr. Canino (the “Amended and Restated CIC Agreement” and together with the Pre-Emergence CIC Agreement, the “CIC Agreements”). The Amended and Restated CIC Agreement provides for certain payments and benefits following a Qualifying Termination (as defined in the Amended and Restated CIC Agreement). In the event of a Qualifying Termination, subject to Mr. Canino’s execution and non-revocation of a Separation Agreement, compliance with his obligations under the Separation Agreement and compliance with any other continuing obligations to the Company or its successor, he will be eligible to receive (a) two and one-half (2.5) times the sum of his: (i) annual base salary for the calendar year in which the Date of Termination (as defined in the Amended and Restated CIC Agreement) occurs (or the employee’s annual base salary in effect immediately prior to the CIC, if higher); and (ii) target annual incentive compensation for the calendar year in which the Date of Termination occurs; (b) a monthly cash payment in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. Canino if he had remained employed by the Company, for up to 30 months; and (c) acceleration of any unvested equity awards outstanding on the date of the Qualifying Termination, assuming achievement of performance criteria at target and without reduction for any shortened performance period in the case of performance-based equity awards. Payments under the Amended and Restated CIC Agreements are in lieu of payments under the Severance Plan.

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

The tables below set forth the amount of compensation payable to each of Messrs. Canino and Juric, as if each situation occurred on March 31, 2024, under the Severance Plan or CIC Agreements discussed above.

Mr. Canino

			Involuntary Termination
	Involuntary Termination		Related to
Executive Benefits and Payments upon Termination	without Cause		Change in Control
Cash Payments	$825,000	(1)	$2,750,000	(2)
Insurance Benefits	37,578	(3)	62,630	(4)
Total	$862,578		$2,812,630
(1)	Reflects severance payments of Mr. Canino’s annual base salary as of March 31, 2024 over a period of 18 months, payable under the Severance Plan.

(2)	Reflects a lump sum severance payment equal to two and one-half times the sum of Mr. Canino’s annual base salary as of March 31, 2024, and target annual incentive compensation, payable under the Change in Control Agreement with Mr. Canino.
(3)	Reflects monthly payments of health benefit premiums over a period of 18 months, payable under the Severance Plan.
(4)	Reflects monthly payments of health benefit premiums over a period of 30 months, payable under the Change in Control Agreement with Mr. Canino.

Mr. Juric

			Involuntary Termination
	Involuntary Termination		Related to
Executive Benefits and Payments upon Termination	without Cause		Change in Control
Cash Payments	$375,000	(1)	$900,000	(2)
Insurance Benefits	26,010	(3)	39,015	(4)
Total	$405,365		$939,015
(1)	Reflects severance payments of Mr. Juric’s annual base salary as of March 31, 2024 over a period of 52 weeks, payable under the Severance Plan.
(2)	Reflects a lump sum severance payment equal to one and one-half times the sum of Mr. Juric’s annual base salary as of March 31, 2024, and target annual incentive compensation, payable under the Change in Control Agreement with Mr. Juric.
(3)	Reflects monthly payments of health benefit premiums over a period of 12 months, payable under the Severance Plan.
(4)	Reflects monthly payments of health benefit premiums over a period of 18 months, payable under the Change in Control Agreement with Mr. Juric.

Director Compensation

The non-employee director’s RSUs were cancelled on the Effective Date in connection with Emergence.

The director fee schedule for the 2024 Fiscal Year remained unchanged from the previous fiscal year. The director cash retainer was $35,000, the Chair of the Board additional cash retainer was $25,000, and the director equity retainer was $50,000. The Audit Committee Chair retainer was $17,000, the Compensation and Human Capital Committee Chair retainer was $15,000, and the Governance and Sustainability Committee Chair retainer was $10,000. Each non-employee director who served on the Audit Committee received an $8,000 annual retainer. Each non-employee director who served on the Compensation and Human Capital and the Governance and Sustainability Committees received a $5,000 annual retainer. Non-employee directors may elect to receive shares of Common Stock in lieu of any cash retainer, based on the fair market value of Common Stock on the date that cash would have otherwise been paid. All payments are paid quarterly in arrears. If requested, all director expenses incurred in attending the Board or committee meetings are reimbursed by the Company.

On the Effective Date, the Board adopted a new director compensation policy. Pursuant to the revised director compensation policy, each non-executive director will receive an annual base retainer of $75,000, payable in cash on a quarterly basis. The Audit Committee chair will receive an additional annual retainer of $17,000 and each other Audit Committee member will receive an additional annual retainer of $8,000. The Compensation and Human Capital Committee chair will receive an annual retainer of $15,000 and each other Compensation and Human Capital Committee member will receive an additional annual retainer of $6,000. The Governance and Sustainability Committee chair will receive an additional annual retainer of $10,000 and each other Governance and Sustainability Committee member will receive an additional annual retainer of $6,000. Non-executive directors will also receive an annual grant of $10,000 of restricted stock units, commencing with the 2024 annual meeting of stockholders. On January 22, 2024, the Board approved a policy providing for the grant of 10,000 RSU’s to each new director appointed on or prior to December 7, 2024.

Mr. Canino, the Company’s President and Chief Executive Officer did not receive compensation for serving as a member of the Board. Mr. Flexon is not included in the below table as he was an employee of the Company for a portion of Fiscal 2024. See “—2024 Summary Compensation Table” for information about the compensation earned by Mr. Flexon in Fiscal 2024 in his capacity as both a non-employee director and Executive Chairman and Interim Chief Executive Officer and President of the Company. The Company uses its fiscal year in reporting compensation rather than the term of the Board. Compensation amounts may differ between the Company’s fiscal year and the term of the Company’s Board. Information about the compensation of the non-employee directors for the 2024 Fiscal Year is set forth in the table below.

	Fees Earned or	Stock
Name	Paid in Cash ($)(1)	Awards ($)(2)	Total ($)
John P. Miller (4)	978	10,500	11,478
Yon Y. Jorden	68,000	35,869	103,869
Robert F. Powelson	61,000	35,869	96,869
Denise M. Wilson	66,000	35,869	101,869
Ping Fu	59,000	35,869	94,869
Robert Flexon(3)	—	—	—
(1)	For each term of the Board (beginning on the date of an annual meeting of stockholders and ending on the date immediately preceding the next annual meeting of stockholders), a non-employee director may elect to receive a stock award in lieu of all or any portion of his or her annual retainer or committee fee cash payment. The award is calculated by dividing the amount of the fee by the fair market value of a share of common stock on the date the fee is payable. For the 2024 Fiscal Year, due to limited share pool availability, 100% of the amount of the aggregate directors’ fees was paid in cash.
(2)	This column represents the aggregate grant date fair value of stock awards granted during the 2024 Fiscal Year calculated in accordance with FASB ASC Topic 718, excluding the estimated impact of forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 9— Permanent Equity to the Notes to Consolidated Financial Statements.
(3)	Please see the 2024 Summary Compensation Table for disclosure regarding Mr. Flexon’s director compensation in the 2024 Fiscal Year.
(4)	Mr. Miller’s fees are prorated for services on the Board and Audit Committee. Mr. Miller received 10,000 RSUs.

Non-GAAP Measures Reconciliation

Because we disclose Adjusted EBITDA in connection with the disclosure regarding the AIP targets, we have provided the below reconciliation of net income (loss) to Adjusted EBITDA:

Period Ended
Reconciliation of Reported Net Loss to EBITDA and Adjusted EBITDA	March 31,
(In thousands)	2024 (1)
Net income (loss)	$(7,026)
Interest expense	1,147
Provision for income taxes	—
Depreciation and amortization	1,336
EBITDA	$(4,543)

Stock-based compensation and other expense	1,670
Non-recurring legal/consulting	2,713
Severance	—
Executive bonus	—
Adjusted EBITDA	$(160)
(1)	Adjusted EBITDA calculation for purposes of the Post-emergence AIP Plan was for the period from Emergence, December 7, 2023 to March 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information as of September 24, 2024 (unless otherwise indicated) regarding beneficial ownership of our common stock and non-voting common stock by: (1) each director, nominee for director and NEO of the Company; (2) all directors and executive officers as a group; and (3) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company. As of September 24, 2024, there were 18,540,789 shares of common stock and 508,475 shares of non-voting common stock outstanding. Except as otherwise indicated, the beneficial owners listed below have sole voting and investment power with respect to all shares owned by them, except to the extent such power is shared by a spouse under applicable law. The information provided in the table below is based on the Company’s records, information filed publicly with the SEC and other information provided to the Company.

	Common Stock		Non-Voting Common Stock (3)		% of Combined
	Number	% of	Number	% of	Total Voting
Name and Address of Beneficial Owner**(1)	of Shares	Shares	of Shares	Shares	Power
Stockholders Beneficially Owning More Than 5%
Non-Management
AIGH Capital Management, LLC(2)	1,800,000	9.7%	—	*	9.7%
Named Executive Officers and Directors
Darren R. Jamison	—	*	—	*	*
John J. Juric	—	*	114,560	22.5%	*
Vince J. Canino	—	*	—	*	*
Robert C. Flexon	61,798	0.3%	60,795	12.0%	0.3%
Yon Y. Jorden	74,197	0.4%	60,795	12.0%	0.4%
Robert F. Powelson	51,560	0.3%	60,795	12.0%	0.3%
Denise M. Wilson	48,928	0.3%	60,795	12.0%	0.3%
Ping Fu	30,372	0.2%	60,795	12.0%	0.2%
John P. Miller	—	*	—	*	*
All directors, director nominees and executive officers as a group (8 persons)	266,855	1.4%	418,535	82.3%	1.4%
*	Less than one percent.
**	Unless otherwise indicated, the address of each person listed is c/o Capstone Green Energy Holdings, Inc., 16640 Stagg Street, Van Nuys, California 91406.
(1)	In computing the number of shares beneficially owned by an individual and the percentage ownership of that individual, shares of common stock and shares of non-voting common stock held by that individual that are currently exercisable, or will become exercisable within 60 days from September 24, 2024, are deemed outstanding. In addition, shares underlying RSUs that will vest within 60 days from September 24, 2024, are deemed outstanding. Percentage of combined total voting power excludes our non-voting common stock, any shares of non-voting common stock underlying options held by that individual that are currently exercisable, or will become exercisable within 60 days from September 24, 2024, or any shares of non-voting common stock underlying RSUs that will vest within 60 days from September 24, 2024, as our non-voting common stock is non-voting.
(2)	AIGH Capital Management, LLC (“AIGH”) filed a Schedule 13G on September 29, 2023 reporting beneficial ownership, as of September 28, 2023, of the number of shares reflected in the above table. AIGH reported having sole voting power and sole dispositive power over 1,800,000 shares of common stock. The business address of AIGH is 6006 Berkeley Avenue, Baltimore, MD 21209.
(3)	Excludes $0.4 million step-up expense for the respective individuals who received non-voting common stock.

Stock Ownership Guidelines The Board has established stock ownership guidelines applicable to senior executives (including the NEOs) and non-employee directors in order to further align the interests of executives and directors with the interests of stockholders. These ownership guidelines provide that the subject persons should own common stock equal in value to a multiple of their annual salary (or, in the case of directors, their annual retainer) as follows:

Chief Executive Officer	4 times annual base salary
Executive Vice Presidents	2 times annual base salary
Senior Vice Presidents and other NEOs	1 times annual base salary
Non-employee members of the Board	4 times annual retainer

Covered persons are expected to hold the specified amount of stock within five years from the later of the date of Emergence or the date they become subject to the ownership guidelines. The Board will continue to monitor progress towards the achievement of the ownership guidelines.

Clawbacks On the Effective Date, the Company adopted the Executive Officer Incentive Compensation Recoupment (Clawback) Policy in accordance with Rule 10D-1 of the Exchange Act (the “Clawback Policy”). The Clawback Policy applies to incentive-based compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure and requires the Company to recover Erroneously Awarded Compensation (as defined below) from covered executive officers in the event that the Company is required to prepare an Accounting Restatement (as defined below) (except in certain limited circumstances). Current and former covered executive officers of the Company are subject to the Clawback Policy regardless of whether such covered executive officers engaged in misconduct or otherwise caused or contributed to the requirement for an Accounting Restatement.

“Erroneously Awarded Compensation” means, in the event of an accounting restatement, the amount of incentive-based compensation previously received by covered executive officers that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in such accounting restatement, and must be computed without regard to any taxes paid by the relevant covered executive officer, provided, however, that for Incentive-Based Compensation based on stock price or total stockholder return, where the amount of Erroneously Awarded Compensation is not subject to mathematical recalculation directly from the information in an Accounting Restatement: (i) the amount of Erroneously Awarded Compensation must be based on a reasonable estimate of the effect of the Accounting Restatement on the stock price or total stockholder return upon which the Incentive-Based Compensation was received, and (ii) the Company must maintain documentation of the determination of that reasonable estimate and, if the Company’s common stock is then listed on a national securities exchange, provide such documentation to such national securities exchange.

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

Anti-Hedging Policy The Company’s insider trading policy prohibits directors, officers,  employees, contractors and consultants (and their family members, including spouses, minor children or any other family members living in the same household) from engaging in short sales of the Company’s common stock prohibited by Section 16 of the Exchange Act, i.e., sales of shares which the insider does not own at the time of sale, or sales of common stock against which the insider does not deliver the shares within 20 days after the sale involving the Company’s securities, including the Company’s common stock, options or warrants. The insider trading policy further prohibits the buying or selling puts, calls, other derivative securities of the Company or any derivative securities that that provide the economic equivalent of ownership of any of the Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities or engage in any other hedging transaction with respect to the Company’s securities.

Anti-Pledging Policy The Company’s insider trading policy also states that no covered person may pledge Company securities as collateral for a loan (or modify an existing pledge).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of March 31, 2024:

Number of
	Number of			securities
	securities to be			remaining
	issued upon exercise			available for
	of outstanding	Weighted-average		future issuance
	options, warrants,	exercise price of		under equity
	vesting of restricted	outstanding		compensation
Plan category	stock units & rights	options and rights		plans
Equity Compensation Plans Approved by Securityholders	—	$—		—
Equity Compensation Plans Not Approved by Securityholders	460,000	—		2,540,000
Total	460,000	$—	(2)	2,540,000	(1)
(1)	These shares are available for stock options, restricted stock, RSUs, PRSUs and other awards under the 2023 Plan.
(2)	The weighted-average exercise price does not take into account RSUs and PRSUs as there is no exercise price associated with RSUs and PRSUs.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Audit Committee has adopted written policies and procedures regarding related party transactions. The policies and procedures require that the Audit Committee, whose members are all independent directors, review and approve all related party transactions where the amount involved is in excess of $120,000. Any proposed related party transaction where the amount involved is $120,000 or less may be approved by the Chair of the Audit Committee or, in applicable situations, the Chief Compliance Officer. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, and a related person had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. A “related person” is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons. In determining whether to approve or ratify a related party transaction, the Audit Committee considers, among other factors, whether the related party transaction is on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related person’s interest in the transaction and, in the case of directors and officers, whether the provisions of Section 144 of the Delaware General Corporation Law have been met. Any director who is a related person with respect to a transaction under review may not participate in the discussion or approval of the transaction.

We describe below the transactions and series of similar transactions, since April 1, 2022, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
•	any of our directors, executive officers, holders of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control, and other arrangements with directors and executive officers.

Capstone Distributor Support System

The Distributor Support System (the “DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of Capstone’s major geographic and market verticals. This program is funded by Capstone’s distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and funding for increased strategic marketing activities. Upon emerging from Chapter 11 bankruptcy, Capstone Green Energy Corporation legally became DSS; all contracts were novated to Capstone Green Energy LLC along with the transfer of operating assets, except for the distributor services as those assets remained with DSS. As a result, DSS assumed the responsibility of providing the services, making DSS obligated to perform the distributor services. DSS is responsible for making available regularly scheduled Authorized Service Provider (“ASP”), applications, and/or sales training and support for the distributor’s business development activities. The agreement includes the fee, which is the greater of 5% of distributor’s prior calendar year revenue or $20,000.

Director Independence and Board Structure

The Board is committed to having a sound governance structure that promotes the best interests of all of the Company’s stockholders. To that end, the Board has evaluated and actively continues to examine emerging corporate governance trends and best practices. Stockholder perspectives play an important role in that process. The following are the key aspects of the Company’s governance structure:

●	The Board is predominantly independent. Of our seven directors, one (our President and Chief Executive Officer) is an employee of the Company. Further, the Board has affirmatively determined that all six of our other directors are independent under SEC and Nasdaq corporate governance rules, as applicable.

●	Our board committees are comprised exclusively of independent directors.
●	Our independent directors meet in executive session at every regularly scheduled board and committee meeting.
●	We have separated the roles of Chair of the Board and Chief Executive Officer. Our Chair focuses on board oversight responsibilities, strategic planning, setting board agendas and mentoring company officers, as well as facilitating communications between the Board and management. Mr. Flexon served as both Chairman and Interim President and Chief Executive Officer from August 22, 2023 until March 10, 2024, following the departure of our former President and Chief Executive Officer Darren Jamison and in order to lead the Company through its bankruptcy and financial restructuring.
●	Our Board is very active and our directors are engaged. As noted above, each of our directors attended more than 75% of the 2024 Fiscal Year board meetings and meetings of the committees on which such director served.

We believe our Board structure serves the interests of stockholders by balancing board continuity and the promotion of long-term thinking with the need for director accountability.

Item 14. Principal Accounting Firm Fees and Services.

The table below provides information concerning fees for services rendered by our current principal independent registered public accounting firm, Marcum, for the audit of our annual consolidated financial statements for the fiscal years ended March 31, 2024 and March 31, 2023. All fees described below were pre-approved by the Audit Committee.

	Amount of Fees
Description of Fees	2024	2023
Audit Fees	$587,100	$1,312,735
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$587,100	$1,312,735

Audit Fees These fees were primarily for professional services rendered by Marcum in connection with the audit of the Company’s Consolidated Annual Financial Statements and reviews of the interim Consolidated Financial Statements included in the Company’s quarterly reports on Form 10-Q for the first three fiscal quarters of the 2024 Fiscal Year and the 2023 Fiscal Year, respectively. The fees also relate to Marcum’s comfort letters and consents related to SEC filings. Finally, of the total amount for Fiscal 2023 $406,850 pertained to fees incurred in connection with the restatement of our March 31, 2022 and 2021 consolidated annual financial statements.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee pre-approves all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to the Company by the independent auditors. Such pre-approval requirement is waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who must present any decision to pre-approve an activity to the full Audit Committee at its first meeting following such decision.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. and 2. Financial statements and financial statement schedule

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-77 of this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The exhibits filed as part of this Form 10-K are set forth on the Exhibit Index immediately preceding the signatures of this Form 10-K. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary.

Not applicable.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Capstone Green Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Green Energy Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, temporary equity and stockholders’ deficiency and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant operating losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Net Realizable Value of Inventories

Description of the Matter

The Company’s inventories totaled approximately $24.6 million as of March 31, 2024. In addition, approximately $3.9 million of inventories were classified as long-term on the Company’s consolidated balance sheet. As described in Note 2 to the consolidated financial statements, management values inventories at the lower of cost (determined on a first-in-first-out basis) or net realizable value. In determining this estimate, the Company will both (a) perform a monthly analysis to compare the previous 36-month usage of its inventories to the current quantities on hand and (b) judgmentally review their inventories for any non-recurring adjustments that may be necessary based on their knowledge of the business. Changes in the assumptions used could have a significant impact on the net realizable value of inventories.

The principal considerations for our determination that performing procedures relating to the net realizable value of inventories is a critical audit matter are (i) the significant judgement required by management when determining the net realizable value; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate and significant assumptions in determining the net realizable value.

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	Obtained an understanding of the Company’s financial reporting processes in place to estimate the net realizable value of inventories
●	Compared the assumptions made by management in evaluating its-slow moving or obsolete goods to prior years to ensure such estimates and policies have remained consistent;
●	Tested management’s calculation and significant assumptions made in determining its current year net realizable value of inventories, which included substantively testing the inventory usage and movement used in such calculations;
●	Performed an independent sensitivity analysis to determine whether or not material differences in the net realizable value of inventories existed if management were to use a different look-back time period in their calculation; and
●	Performed a retrospective analysis of the Company’s net realizable value of inventories by comparing the Company’s historical write-downs in prior periods to the actual current period usage and movement.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017

Los Angeles, CA

September 26, 2024

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2024	2023
Assets
Current Assets:
Cash	$2,085	$12,839
Accounts receivable, net of allowances of $3,287 at March 31, 2024 and $4,813 at March 31, 2023	6,552	7,102
Inventories	20,642	37,328
Prepaid expenses and other current assets	5,449	7,447
Total current assets	34,728	64,716
Property, plant, equipment and rental assets, net	25,854	24,275
Finance lease right-of-use assets	4,391	4,529
Operating lease right-of-use assets	12,279	8,808
Non-current portion of inventories	3,917	3,112
Other assets	3,037	2,591
Total assets	$84,206	$108,031
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$18,212	$30,290
Accrued salaries and wages	1,220	1,223
Accrued warranty reserve	1,437	1,576
Deferred revenue	11,183	23,372
Finance lease liability, current	964	773
Operating lease liability, current	4,041	2,492
Factory protection plan liability	7,259	10,844
Term note payable, current	—	50,983
Exit new money notes, net of discount, current	28,911	—
Total current liabilities	73,227	121,553
Deferred revenue, non-current	675	817
Finance lease liability, non-current	2,300	2,903
Operating lease liability, non-current	8,527	6,588
Other non-current liabilities	264	265
Total liabilities	84,993	132,126
Commitments and contingencies (Note 14)
Temporary equity:
Redeemable noncontrolling interests	13,859	—
Stockholders’ deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 59,400,000 shares authorized, 18,540,789 shares issued and outstanding at March 31, 2024; 51,500,000 shares authorized, 18,511,555 shares issued and 18,394,541 shares outstanding at March 31, 2023	18	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at March 31, 2024; 0 shares issued and outstanding at March 31, 2023	1	—
Additional paid-in capital	955,145	955,228
Accumulated deficit	(969,810)	(977,202)
Treasury stock, at cost; 0 shares at March 31, 2024 and 117,014 shares at March 31, 2023	—	(2,139)
Total stockholders’ deficiency	(14,646)	(24,095)
Total liabilities, temporary equity and stockholders' deficiency	$84,206	$108,031

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended March 31,
	2024	2023
Revenue, net:
Product and accessories	$49,107	$35,033
Parts, service and rentals	42,112	38,849
Total revenue, net	91,219	73,882
Cost of goods sold:
Product and accessories	51,259	39,938
Parts, service and rentals	25,676	24,880
Total cost of goods sold	76,935	64,818
Gross profit	14,284	9,064
Operating expenses:
Research and development	2,463	2,376
Selling, general and administrative	32,175	25,148
Total operating expenses	34,638	27,524
Loss from operations	(20,354)	(18,460)
Other income (expense)	674	(33)
Interest income	110	141
Reorganization items, net	32,505	—
Interest expense	(5,529)	(6,163)
Income (loss) before provision for income taxes	7,406	(24,515)
Provision for income taxes	14	7
Net income (loss)	7,392	(24,522)

Net income (loss) per share of common stock and non-voting common stock—basic and diluted	$0.39	$(1.43)
Weighted average shares used to calculate basic and diluted net income (loss) per common stock and non-voting common stock	18,753	17,206

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

(In thousands, except share amounts)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2022	—	$—	15,398,368	$15	—	$—	$946,969	$(952,583)	101,633	$(2,088)	$(7,687)
Vested restricted stock units	—	—	124,104	—	—	—	52	—	15,381	(51)	1
Issuance of common stock, net of issuance costs	—	—	2,934,498	3	—	—	7,247	—	—	—	7,250
Stock awards to Board of Directors	—	—	54,585	—	—	—	—	—	—	—	—
Deemed dividend on purchase warrant for common shares	—	—	—	—	—	—	97	(97)	—	—	—
Stock-based compensation	—	—	—	—	—	—	863	—	—	—	863
Net loss	—	—	—	—	—	—	—	(24,522)	—	—	(24,522)
Balance, March 31, 2023	—	—	18,511,555	18	—	—	955,228	(977,202)	117,014	(2,139)	(24,095)
Vested restricted stock units	—	—	61,474	—	—	—	14	—	12,501	(15)	(1)
Stock awards to Board of Directors	—	—	97,275	—	—	—	—	—	—	—	—
Cancellation of Capstone Green Energy Corporation stock	—	—	(18,670,392)	(18)	—	—	(2,154)	—	(129,515)	2,154	(18)
Issuance of Capstone Green Energy Holdings, Inc. stock	—	—	18,540,877	18	—	—	—	—	—	—	18
Issuance of non-voting stock	—	—	—	—	508,475	1	—	—	—	—	1
Redeemable noncontrolling interests	10,449,863	13,859	—	—	—	—			—	—	—
Stock-based compensation	—	—	—	—	—	—	2,057	—	—	—	2,057
Net income	—	—	—	—	—	—	—	7,392	—	—	7,392
Balance, March 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,145	$(969,810)	—	$—	$(14,646)

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$7,392	$(24,522)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,988	3,177
Amortization of financing costs and discounts	53	68
Paid-in-kind interest expense	1,957	—
Non-cash lease expense	3,431	1,330
Provision for credit loss expense	439	4,277
Inventory write-down	779	961
Provision for warranty expenses	32	592
Stock-based compensation	2,057	863
Non-cash reorganization items, net	(35,255)	—
Changes in operating assets and liabilities:
Accounts receivable	(571)	4,060
Inventories	15,382	(11,521)
Prepaid expenses, other current assets and other assets	871	(1,210)
Accounts payable and accrued expenses	(8,754)	5,660
Operating lease liability, net	(3,413)	(1,304)
Accrued salaries and wages and long-term liabilities	15	77
Accrued warranty reserve	(171)	(499)
Deferred revenue	(12,305)	8,373
Factory protection plan liability	(3,585)	1,674
Net cash used in operating activities	(27,658)	(7,944)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(4,674)	(8,222)
Net cash used in investing activities	(4,674)	(8,222)
Cash Flows from Financing Activities:
Proceeds from debtors-in-process facility	12,000	—
Proceeds from three-year term note	3,000	—
Proceeds from exit new money note	7,000	—
Debt issuance costs	(244)	—
Repayment of finance lease obligations	(178)	(804)
Net proceeds from issuance of common stock and warrants	—	7,250
Net cash provided by financing activities	21,578	6,446
Net decrease in Cash	(10,754)	(9,720)
Cash, Beginning of Period	12,839	22,559
Cash, End of Period	$2,085	$12,839
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,620	$5,701
Income taxes	$14	$13
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$—	$29
Renewal of insurance contracts financed by notes payable	$648	$665
Deemed dividend	$—	$97
Right-of-use assets obtained in exchange for lease obligations	$7,348	$8,170
Settlement of lease obligations with accounts receivable due	$502	$—
Conversion of inventory to rental assets	$280	$—
Conversion of prepaid expenses to rental assets	$623	$—
Paid-in-kind debt discount in connection with the three-year term note	$500	$—

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Historically, the business described above was conducted by Capstone Green Energy Corporation, which was organized in 1988 and has been commercially producing its microturbine generators since 1998. In connection with emergence from the Chapter 11 Cases (as defined below), Capstone Green Energy Corporation was reorganized pursuant to the Transaction Support Agreement dated September 28, 2023 by and among the Debtors (as defined below), Goldman Sachs Specialty Lending Group, L.P. and Broad Street Credit Holdings LLC (the “TSA”) and became a privately-held company that continues to own the Retained Assets (as defined below). Capstone Turbine International, Inc., a former wholly owned subsidiary of Capstone Green Energy Corporation, which was incorporated in Delaware on June 10, 2004, became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. In addition, Capstone Green Energy LLC (the “Operating Subsidiary”) was formed as a result of the Plan of Reorganization (the “Plan”). Refer to Note 3— Chapter 11 Proceedings and Emergence for more detail.

2. Basis of Presentation, Significant Accounting Policies and Going Concern

These Consolidated Financial Statements refer to the Company’s fiscal years ended March 31 as its “Fiscal” year.

Basis of Presentation The accompanying Consolidated Financial Statements are presented in United States (“U.S.”) dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commissions (“SEC”).

Basis for Consolidation The Consolidated Financial Statements included in this filing include the accounts of the Company, the Operating Subsidiary and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

Noncontrolling Interests in Consolidated Operating Subsidiary Noncontrolling interests in the Company’s consolidated Operating Subsidiary represent the equity interests held by a related party. Refer to Note 3— Chapter 11 Proceedings and Emergence for details on the formation of the Operating Subsidiary. The noncontrolling interests in the consolidated Operating Subsidiary are redeemable and are presented as temporary equity in the Company's Consolidated Balance Sheet. Refer to Note 10— Temporary Equity for details of the noncontrolling interests. The Company uses the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings of the consolidated Operating Subsidiary between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in the consolidated Operating Subsidiary on the Consolidated Balance Sheets represent the amounts the noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated Operating Subsidiary were liquidated at recorded amounts and distributed between the controlling and noncontrolling interests in accordance with the governing documents. The net income attributable to noncontrolling interests in the Operating Subsidiary on the Consolidated Statements of Operations is associated with the increase or decrease in the noncontrolling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions. Separately, the Company will also determine whether an adjustment should be recorded to remeasure the redemption feature attached to the Preferred Units to their maximum redemption value through retained earnings. Refer to Note 10 — Temporary Equity for details on remeasuring the redemption value of the Preferred Units.

Prior to the emergence from bankruptcy, the Company recorded a gain on debt extinguishment, as detailed in Note 3— Chapter 11 Proceedings and Emergence, of $35.3 million, within Reorganization items, net on the Company’s Consolidated Statement of Operations, which resulted in net income of $7.4 million during the year ended March 31, 2024. Therefore, the Company did not allocate earnings to the Operating Subsidiary as of March 31, 2024, as the Company incurred a net loss after the Effective Date (as defined below) and the noncontrolling interest owners hold a liquidation preference that protects the holder from absorbing losses.

Reclassification Certain items in prior financial statements have been reclassified to conform to the current presentation and provide comparability but have no effect on the reported results of operations. The Company reclassified certain revenue stream and cost of goods sold on the Consolidated Statements of Operations for the year ended March 31, 2023 to conform to the presentation of the current year. The reclassification has not materially impacted the Company’s financial statements and did not result in a change in total revenue, net income or cash flows from operations for the years presented.

Bankruptcy Accounting The Consolidated Financial Statements included herein have been prepared as if the Company were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852— Reorganizations (“ASC 852”). See Note 3— Chapter 11 Proceedings and Emergence for further details regarding the bankruptcy. At emergence from Chapter 11, the Company evaluated the criteria to apply fresh-start accounting under ASC 852 and determined that pre-petition shareholders maintained control of the Company following the restructuring transactions contemplated within the Company’s Plan. As the pre-petition shareholders did not lose control, fresh-start accounting did not apply and the existing carrying values and activities continued as the reporting entity did not change. In addition, the Company has classified all income, expenses, gains or losses that were incurred or realized as a result of the proceedings since filing for Chapter 11 as Reorganization items, net in the Company’s Consolidated Statements of Operations.

Cash Equivalents The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at the date of purchase as cash equivalents.

Fair Value of Financial Instruments The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, revolving credit facility and notes payable approximate fair market value based on their short-term nature. See Note 11— Fair Value Measurements, for disclosure regarding the fair value of other financial instruments.

Trade Accounts Receivable and Allowance for Credit Loss On April 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Topic No. 326— Credit Loss, Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology referred to as the current expected credit loss (“CECL”). The CECL model applies to financial assets measured at amortized cost, including accounts receivable. Under the CECL model, the Company identifies allowances for credit losses based on future expected losses when accounts receivable are created rather than when losses are probable.

The Company applies the aging method by pooling receivables based on levels of delinquency and applying historical loss rates on what has been historically uncollectible by aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. Additionally, the allowance for credit loss calculation includes subjective adjustments for qualitative risk factors that could likely cause estimated credit losses to differ from historical experience. The factors include assessments of various economic conditions, significant events that occurred, geographic location, size and credit ratings of the customers. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. Accounts deemed uncollectible are written off against the allowance for credit loss.

On a quarterly basis, in accordance with ASC 326, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses.

Changes in the CECL allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2022	$586
Provision for credit losses	4,277
Write-offs	(50)
Balance, March 31, 2023	$4,813
Provision for credit losses	439
Write-offs	(1,965)
Balance, March 31, 2024	$3,287

Inventories The Company values inventories at the lower of cost (determined on a first in, first out (“FIFO”) basis) or net realizable value. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in the assessment is a review for obsolescence as a result of engineering changes in the Company’s products. All inventories expected to be used in more than one year are classified as long-term.

Depreciation and Amortization Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets, ranging from two to ten years. Leasehold improvements are amortized over the remaining lease term or the estimated useful lives of the assets, whichever is shorter. Intangible assets that have finite useful lives are amortized over their estimated useful lives using the straight-line method.

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

Practical Expedients

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the accompanying Consolidated Statement of Operations.

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

Research and Development (“R&D”) The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred in the Company’s statement of operations. There were no offsets to R&D during Fiscal 2024 and 2023.

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

ASC Topic 740-10, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with U.S. GAAP. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest and other expense, net in the Consolidated Statements of Operations.

Contingencies The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

Risk Concentrations Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. At March 31, 2024, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $1.4 million as of March 31, 2024. The Company places its cash with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to Cal Microturbine and E-Finity Distributed Generation (“E-Finity”) accounted for 16% and 13%, respectively, of the Company’s revenue for Fiscal 2024. Sales to E-Finity and RSP Systems accounted for 12% and 11%, respectively, of the Company’s revenue for Fiscal 2023. Additionally, Supernova and CES accounted for 14% and 11% of net accounts receivable as of March 31, 2024, respectively, and E-Finity accounted for 12% of net accounts receivable as of March 31, 2023.

Certain components of the Company’s products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing, which would affect operating results adversely.

Estimates and Assumptions The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for accounts receivable allowances for credit losses, stock-based compensation, inventory write-downs, valuation of equity and long-lived assets including intangible assets with finite lives, product warranties, income taxes and other contingencies. Actual results could differ from those estimates.

Net Income (Loss) Per Common Share The Company has common and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the common stock; therefore, earnings per share is presented on a combined basis. Basic income (loss) per share is computed using the weighted-average number of common shares and non-voting common shares outstanding for the period. Diluted income (loss) per share is computed without consideration of potentially dilutive common stock equivalents such as stock options, restricted stock units and warrants as the effect would have been anti-dilutive if the Company incurred a loss. In addition, the change in the carrying value of the redeemable controlling interests are excluded from the calculation of diluted earnings per share.

As a result of the cancellations to these instruments on the Effective Date of the Plan, the Company did not have any outstanding stock options or warrants at March 31, 2024. There was no change in the carrying value of the redeemable controlling interests for the year ended March 31, 2024 as the carrying value equaled the fair value at issuance.

Stock-Based Compensation Stock-based awards exchanged for services are accounted for under the fair value method. Accordingly, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. The expense for awards is recognized over the requisite service period (generally the vesting period of the award). The Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date. The Company has elected to account for forfeitures as they occur.

Leases Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the Consolidated Balance Sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term or life of the asset based on the classification of the lease. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components and elected not to recognize right-of-use assets and lease liabilities for short-term leases having initial terms of twelve months or less and recognizes rent expense on a straight-line basis over the lease term.

Going Concern In connection with the preparation of these Consolidated Financial Statements for the fiscal year ended March 31, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its Fiscal 2024 Consolidated Financial Statements. As of March 31, 2024, the Company had cash of $2.1 million and a working capital deficit of $38.5 million. The Company incurred a loss from operations of $20.4 million and used cash from operating activities of $27.7 million during Fiscal 2024.

On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws, as further discussed in Note 3— Chapter 11 Proceedings and Emergence in the Notes to Consolidated Financial Statements. The Company emerged from Bankruptcy on December 7, 2023 and effected a financial and organizational restructuring. However, given its current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended March 31, 2024.

Segment Reporting The Company determines its reporting units in accordance with FASB ASC Topic No. 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company defines its CODM to be the Chief Executive Officer. The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and services.

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

Overview of the Plan— On September 28, 2023, Capstone Green Energy Corporation and its Debtor Affiliates (the "Debtors") filed their Joint Prepackaged Chapter 11 Plan of Reorganization (the "Plan") and Disclosure Statement. Subsequent updates and supplements were filed, leading to a combined Court hearing on November 13, 2023, for approval of the Disclosure Statement and Plan. The Plan was confirmed on November 14, 2023, and became effective on December 7, 2023, when the Company emerged from Chapter 11.

The following is a summary of certain provisions of the Plan that became effective on December 7, 2023, and is not intended to be a complete description of the Plan. The following summary is qualified in its entirety by reference to the full text of the Plans (including the Plan Supplement).

-	All of the Capstone Green Energy Corporation’s assets and liabilities (other than the equity of Capstone Turbine International, Inc., the impaired pre-petition secured claim (the “Pre-Petition Secured Claim”) and DIP Notes issued pursuant to the DIP Note Purchase Agreement, dated as of October 2, 2023 (as has been amended, restated, modified, supplemented or replaced from time to time, the “DIP NPA”), and specific assets and liabilities directly related to the distributor support services activities (referred to in the Plan as “Retained Assets” and defined in Note 14— Commitments and Contingencies) and tax attributes were transferred to a new subsidiary called Capstone Green Energy LLC (the “Operating Subsidiary”);
-	Capstone Turbine International, Inc. contributed all assets to the Operating Subsidiary;
-	The Operating Subsidiary issued the preferred units, representing 37.5% equity ownership, and common units, representing 62.5% equity ownership, to Capstone Green Energy Corporation;
-	Capstone Green Energy Corporation contributed all common units of the Operating Subsidiary to Capstone Turbine International, Inc. providing a 62.5% equity ownership in the Operating Subsidiary;
-	Capstone Turbine International, Inc. became a public company and was renamed Capstone Green Energy Holdings, Inc. and became the successor to Capstone Green Energy Corporation for purposes of Securities and Exchange Commission registration, and is the successor with respect to any claims against, or interest in, Capstone Green Energy Corporation and any Debtor subsidiary; provided that, for the avoidance of doubt Capstone Turbine International, Inc. is not the successor to Capstone Green Energy Corporation for United States federal, state or local income tax purposes, and is not the successor to Capstone with respect to the employment of the directors, officers, and employees of the Debtors or relating to any employment obligations;
-	Capstone Green Energy Corporation became a private company (the “Reorganized PrivateCo”) that continued to own the Retained Assets and the preferred units of the Operating Subsidiary and has no liabilities relating to, arising under or in connection with any claims against, or interest in, any Debtor;
-	The holder of the $57 million Pre-Petition Secured Claim and purchaser DIP Claim (defined term as described below), received one hundred percent (100%) of the equity interests in Reorganized PrivateCo in exchange for agreed-upon portions of such Claims;
-	Existing shareholders of Capstone Green Energy Corporation received one hundred (100%) percent of the common stock of Capstone Green Energy Holdings, Inc., subject to any dilution from any stock issued pursuant to the employee incentive stock plan, including the shares of non-voting common stock issued to certain key employees and directors;
-	Reorganized PrivateCo and the Operating Subsidiary entered into a Reorganized PrivateCo Services Agreement (the “Reorganized PrivateCo Services Agreement”) with respect to ongoing support for the Retained Assets of Reorganized PrivateCo.

DIP Note Purchase Agreement— On October 3, 2023, the Debtors entered into a super-priority senior secured debtor-in-possession note purchase agreement (the “DIP Note Purchase Agreement”) with Broad Street and the Collateral Agent. Under this agreement, Broad Street provided a $30 million DIP Facility, consisting of $12 million in new money

DIP notes and an $18 million roll-up of pre-petition debt. The Debtors filed a motion on September 28, 2023, seeking the Bankruptcy Court's approval for this DIP Facility.

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

Basis of Presentation— Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, ASC 852, in preparing the accompanying  Consolidated Financial Statements as of and for the year ended March 31, 2024, which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges related to the Chapter 11 Cases were recorded as Reorganization items, net in the accompanying Consolidated Financial Statement of Operations. All pre-petition obligations of the Debtors that were impacted by the Chapter 11 Cases that were previously classified as Liabilities Subject to Compromise (“LSTC”) were resolved at Emergence.

Gain on Extinguishment of Debt at Emergence— In accordance with ASC 470, Debt, on December 7, 2023, the Company recognized a gain on extinguishment of debt that was recorded in Reorganization items, net in the accompanying   Consolidated Financial Statement of Operations. The components of the gain were as follows (in thousands):

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

The Net Operating Losses (the “NOLs”) that were provided through the transfer of ownership of Capstone Green Energy Corporation, which held all of the tax attributes, including the NOLs had a full valuation allowance against them and did not have any value to Capstone Green Energy Corporation immediately prior to the Effective Date. Refer to Note 8— Income Taxes for additional information.

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

The table below lists the components of reorganization items for Fiscal 2024 (in thousands):

Professional fees	$(2,750)
Adjustment of debt to approved claim	512
DIP commitment fee	(600)
Gain on debt extinguishment	35,343
Total reorganization items, net	$32,505

Interest Expense— Interest expense related to pre-petition LSTC was reported only to the extent that it was paid during the pendency of the Chapter 11 cases or was permitted by orders of the U.S. Bankruptcy Court. Contractual interest (at non-default rates) owed to unrelated parties on pre-petition LSTC not reflected on the Company’s Consolidated Financial Statements was $1.4 million incurred from the periods of October 1, 2023, through December 7, 2023.

Liabilities Subject to Compromise— Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process. At the Effective Date the Company no longer had amounts classified as LSTC, as the pre-petition liabilities the Company anticipated would be allowed as claims in the Chapter 11 Cases were resolved in connection with the Chapter 11 Cases. As a result, the accompanying Consolidated Balance Sheet as of March 31, 2024, does not include amounts classified as LSTC.

4. Inventories

Inventories are valued at the lower of cost (determined on a FIFO basis) or net realizable value and consisted of the following (in thousands):

	March 31,	March 31,
	2024	2023
Raw materials	$23,779	$26,745
Finished goods	780	13,695
Total	24,559	40,440
Less: non-current portion	(3,917)	(3,112)
Total inventory, net non-current portion	$20,642	$37,328

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2024 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$2,106
25 to 36 months	1,811
Total	$3,917

5. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	March 31,	March 31,
	2024	2023
Machinery, equipment, automobiles and furniture	$14,921	$14,760
Leasehold improvements	8,889	8,868
Molds and tooling	3,476	3,516
Rental assets	31,762	26,868
	59,048	54,012
Less: accumulated depreciation	(33,194)	(29,737)
Total property, plant, equipment and rental assets, net	$25,854	$24,275

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $4.0 million and $3.2 million for Fiscal 2024 and 2023, respectively. Inventory converted to rental assets during Fiscal 2024 was $0.3 million. Depreciation expense recorded to cost of sales during Fiscal 2024 and 2023, was $3.8 million and $3.1 million, respectively.

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

	March 31,	March 31,
	2024	2023
Balance, beginning of the period	$1,576	$1,483
Standard warranty provision	32	592
Deductions for warranty claims	(171)	(499)
Balance, end of the period	$1,437	$1,576

7. Revenue Recognition

The following table presents disaggregated revenue by business group (in thousands):

	Year Ended March 31,
	2024	2023
Microturbine Products	$47,787	$33,196
Accessories	1,320	1,837
Total Product and Accessories	49,107	35,033

Parts and Service	30,681	30,684
Rentals	11,431	8,165
Total Revenue	$91,219	$73,882

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2024	2023
United States	$54,574	$45,071
Mexico	5,070	2,990
All other North America	1,278	1,412
Total North America	60,922	49,473
Russia	—	3,045
All other Europe	18,333	11,553
Total Europe	18,333	14,598
Asia	3,137	3,251
Australia	4,746	2,840
All other	4,081	3,720
Total Revenue	$91,219	$73,882

Substantially all of the Company’s operating assets are in the United States.

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

Changes in deferred revenue consisted of the following (in thousands):

	March 31,	March 31,
	2024	2023
Opening balance, beginning of the year	$24,189	$15,816
Closing balance, end of the year	$11,858	$24,189
Revenue recognized during the year from:
Amounts included in deferred revenue at the beginning of the year	$16,527	$13,026

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight-line basis over the contract period. As of March 31, 2024, approximately $4.7 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $4.0 million of these remaining performance obligations over the next 12 months and the balance of $0.7 million will be recognized thereafter.

The Distributor Support System (the “DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geographic and market verticals. This program is funded by the distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight-line basis over a calendar year period. Deposits are primarily non-refundable cash payments from distributors for future orders. Refer to Note 14 – Commitments and Contingencies — Related Party Transactions, in the Notes to Consolidated Financial Statements for information regarding Reorganized PrivateCo’s distributor services business transition connected to the Company’s emergence from the Chapter 11 Cases.

8. Income Taxes

Income (loss) before provision for income taxes consisted of the following for the years ended March 31, 2024 and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
United States	$7,357	$(24,560)
Foreign	49	45
Income (loss) before provision for income taxes	$7,406	$(24,515)

Current income tax provision is the amount of income taxes reported or expected to be reported on the Company’s income tax return. The provision for current income taxes was $14,000 and $7,000 for the years ended March 31, 2024 and 2023, respectively. The current income taxes were related to state income taxes. The Company did not have current federal income taxes for the fiscal years ended March 31, 2024 and 2023.

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2024	2023
Federal income tax benefit at the statutory rate	$1,556	$(5,148)
State taxes, net of federal effect	(609)	(1,837)
Expiring NOLs and tax credits	—	10,156
Redeemable noncontrolling interest	973	—
Impact of Chapter 11 reorganization, net	147,838	—
Impact of state rate change	—	107
Valuation allowance	(153,075)	(3,532)
Shortfall in tax benefit—stock compensation	—	262
True-up	3,326	(5)
Other	5	4
Income tax expense	$14	$7

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2024 and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Deferred tax assets:
Inventories	$—	$3,456
Warranty reserve	—	3,140
Bad debt reserve	—	1,217
Deferred revenue	—	2,385
NOL carryforwards	144	126,180
Tax credit carryforwards	—	12,686
Depreciation, amortization and impairment loss	—	496
Lease liability	—	2,113
Interest limitation	—	6,330
Other	—	1,279
Deferred tax assets	144	159,282
Valuation allowance for deferred tax assets	(96)	(153,171)
Deferred tax assets, net of valuation allowance	48	6,111
Deferred tax liabilities:
Investment in Partnership	(48)	—
Depreciation, amortization and impairment loss	—	(3,998)
Right-of-use assets	—	(2,113)
Net deferred tax assets	$—	$—

As previously discussed, the Company emerged from bankruptcy on December 7, 2023 and effected a financial and organizational restructuring in accordance with the Plan. The Company's non-recurring restructuring activities resulted in a significant change in the components of the Company's deferred tax assets and liabilities as of March 31, 2024.

Elements of the Plan provided that certain secured and unsecured debt that the Company held was exchanged for 18,540,877 shares of common stock of Capstone Green Energy Holdings, Inc., par value $0.001 per share (the “New Common Stock”) and 10,449,863 Series A Redeemable Preferred Units (the “Preferred Units”). Absent an exception, a debtor recognizes cancellation of indebtedness income ("CODI") upon discharge of its outstanding indebtedness equal to the excess of the adjusted issue price of the cancelled debt over the amount of consideration received in satisfaction of such debt. The Internal Revenue Code ("IRC") of 1986, as amended, provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from bankruptcy, the estimated amount of CODI is approximately $35.3 million, which reduced some of the value of the Company's NOL carryover prior to reorganization. Any remaining tax attributes after attribute reduction remained with Capstone Green Energy Corporation, the Reorganized Private Co, and are no longer a part of Capstone Green Energy Holdings, Inc.'s (the successor) tax attributes.

Due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for fiscal years ended March 31, 2024 and 2023 was $153.1 million and $3.5 million, respectively. The decrease was primarily attributable to the impact of the Plan reorganization.

The Company’s NOL for federal and state income tax purposes at March 31, 2024 were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL	$595	Indefinite
State NOL	$151	2044

IRC Section 382 (“Section 382”) limits the use of NOL and tax credit carryforwards when changes occur in the capital stock ownership of the Company. Any annual limitation may result in the expiration of NOL and credits before utilization. Should the Company have an ownership change, utilization of the NOL and carryforwards could be significantly reduced. The Company is not expected to utilize NOL and tax credit carryforwards in the near term, and this does not have a material impact on the Company’s financial statements due to the full valuation allowance.

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. Based on management's evaluation, the total amount of unrecognized tax benefits related to research and development credits as of March 31, 2024 and 2023 was zero and $1.9 million, respectively. There were no interest or penalties related to unrecognized tax benefits as of March 31, 2024 or March 31, 2023. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2024 and March 31, 2023 was zero and $1.9 million, respectively. However, this impact would be offset by an equal increase in the deferred tax valuation allowance as the Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty of future realization. The fully reserved recognized federal and state deferred tax assets related to research and development credits balance as of March 31, 2024 and 2023 was zero and $5.0 million, and zero and $5.7 million, respectively.

As part of the reorganization, the research and development credits remained with Capstone Green Energy Corporation, the Reorganized Private Co. As such, there are no remaining unrecognized tax benefits as of March 31, 2024.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2022	$1,898
Lapse of statute of limitations	(42)
Balance at March 31, 2023	$1,856
Gross decrease due to Chapter 11 reorganization	(1,856)
Balance at March 31, 2024	$—

The Company does not expect a material change to its unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. When applicable, the Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the Consolidated Statement of Operations.

9. Permanent Equity

The following table summarizes, by Consolidated Statements of Operations line item, stock-based compensation expense (in thousands):

	Year Ended March 31,
	2024	2023
Cost of goods sold	$139	$37
Research and development	93	97
Selling, general and administrative	1,825	729
Stock-based compensation expense	$2,057	$863

2017 and 2023 Equity Incentive Plans

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

Shares available for future grants and all outstanding unvested equity awards under the 2017 Plan were cancelled on the Effective Date in accordance with the Plan. The Company recorded $2.1 million of stock-based compensation expense for the acceleration of cancelling the unvested forfeited awards.

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

Non-Voting Common Stock

Capstone Green Energy Corporation, as the sole stockholder of Capstone Turbine International, Inc., approved Capstone Turbine International, Inc.’s Amended and Restated Certificate of Incorporation (“COI”), which provided designation of a new class of non-voting common stock with a par value of $0.001 per share for Capstone Turbine International, Inc. The non-voting common stock are to be issued to certain key employees and directors of the Company. The intent of issuing the non-voting common share was to provide value to the employees and officers after the restructuring and substantial de-leveraging following the Company’s Chapter 11. The non-voting common stock do not have any voting rights on any matter on which stockholders of Capstone Green Energy Holdings, Inc. are entitled to vote. However, the non-voting common stock have the right to vote, separately or together with the common stock, on any amendments to the COI (including with respect to any changes to (i) the authorized number of shares of common stock or non-voting common stock or (ii) any preferences, rights or powers of the non-voting common stock). The number of authorized shares of non-voting common stock or common stock may be increased or decreased (but not below the number of such shares of non-voting common stock or common stock then outstanding, as applicable) by the affirmative vote of the holders of a majority of the common stock. All common stock and all non-voting common stock have the same rights and powers, rank equally (including upon any liquidation, dissolution or winding up of the Company), share ratably in any dividends and distributions, and are identical in all respects as to all other matters, other than as to voting rights. The holders of non-voting common stock may not transfer any such shares of non-voting common stock until the end of the period ending on the date that is twelve months immediately following the date of the COI (the “Lock-Up Period”), with certain exceptions as described in the COI. Each share of non-voting common stock will automatically upon transfer, convert into a share of common stock on a 1:1 basis.

Upon Emergence, a step-up in value was calculated as the maximum value the shares could have after considering a discount for lack of voting rights and the Lock-Up Period. On the Effective Date, $0.5 million was recorded as a one-time compensation expense in the Company’s Consolidated Statement of Operations and within Additional paid-in capital (“APIC”) on the Company’s Consolidated Balance Sheet.

As of March 31, 2024, 508,475 shares of fully vested non-voting common stock were outstanding.

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

The following table summarizes restricted stock unit and performance restricted stock unit (“PRSU”) activity during Fiscal 2024:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units and Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at March 31, 2023	842,631	$3.13
Granted	1,647,538	1.20
Vested and issued	(673,084)	1.08
Forfeited/cancelled	(1,357,085)	0.71
Non-vested restricted stock units outstanding at March 31, 2024	460,000	—
Restricted stock units expected to vest beyond March 31, 2024	460,000	$—

Stockholder Rights Plan

In connection with the Emergence and in accordance with the Plan, the NOL Rights Agreement was terminated and the obligations of the Company thereunder were discharged by order of the Bankruptcy Court.

Warrants

The warrants outstanding as of the Effective Date to purchase up to 3,763,860 shares of Reorganized Private Co. at various exercise prices for each series were cancelled on the Effective Date in accordance with the Plan.

10. Temporary Equity

Redeemable Preferred Units

Redeemable noncontrolling interests are reported on the Consolidated Balance Sheet as Temporary Equity.

In connection with the bankruptcy proceedings, the TSA provided for the issuance of 10,449,863 Series A Redeemable Preferred Units of the newly formed subsidiary, the Operating Subsidiary that include a redemption feature. The Preferred Units have an aggregate value representing 37.5% equity ownership in the Operating Subsidiary (“Aggregate Purchase Price”). At any time during the six-month period following the sixth anniversary of the Effective Date, the holders of the Preferred Units may elect to have all, but not less than all, of the then outstanding Preferred Units redeemed. Therefore, the Preferred Units are probable of becoming redeemable and will be classified as temporary (‘mezzanine’) equity.

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into common units at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.50% of the common units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.50% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into common units as of March 31, 2024.

Additionally, the Preferred Units provide the holder with a put option to sell the shares to the Operating Subsidiary and the Liquidation Preference provides the holder with the option to exchange the Preferred Units for cash (together, the “Features”). The Company recorded $13.9 million, the initial fair value, as Temporary Equity on the Consolidated Balance Sheet as of March 31, 2024.

The fair value of $1.33 per Preferred Unit at the respective dates below was determined through the use of an option-pricing method (“OPM”) that treats the common and preferred units as call options on the enterprise value of the Company with exercise prices based on the liquidation preference of the preferred units. The OPM incorporated multiple thresholds that represent future change of control sale prices where the payout structure would differ based on the rights and preferences of each share class. The OPM used was the Black-Scholes model to price the call option, which includes the below variables. The enterprise value utilized by the Company in the OPM represents the value agreed upon by the parties involved the Chapter 11 Proceedings and Emergence as approved by the Bankruptcy Court:

	As of
	March 31, 2024	December 7, 2023
Fair value of common units	$1.15	$1.15
Dividend yield	—%	—%
Volatility	93.0%	92.5%
Risk-free interest rate	4.2%	4.1%
Expected term	6.2 years	6.5 years

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value to equal the maximum redemption value to retained earnings. There was no change in the carrying value of the convertible preferred stock units for the year ended March 31, 2024 as the carrying value equaled the redemption value.

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

Basis for Valuation

The carrying values reported in the Consolidated Balance Sheets for cash, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. Financial and nonfinancial assets and liabilities measured on a recurring basis are those that are adjusted to fair value at each reporting period and include the Company’s Preferred Units. The Company used the BSM model (Level 3) with standard valuation inputs to value the Preferred Units as detailed in Note 10— Temporary Equity. The fair value of the Company’s Exit Notes on the date of issuance approximated their carrying value based on a comparable market yield analysis completed by the Company. As of March 31, 2024, the carrying value of the Exit Notes approximates their fair value.

12. Debt

Exit Facility Agreement

In connection with the emergence from the Chapter 11 Cases, on the Effective Date, the DIP Facility converted to the Exit Note Purchase Agreement for an aggregated principal amount of $28.0 million, including accrued and unpaid interest subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among the Operating Subsidiary, as the issuer, the Guarantors, Purchaser and the Collateral Agent (each as defined in the Exit Note Purchase Agreement). The Exit Note Purchase Agreement provides for:

(i) a roll up of $12.6 million DIP New Money Notes (plus any accrued unpaid interest);

(ii) a roll up of $8.0 million of DIP Roll Up Notes (plus any accrued unpaid interest) (collectively with the roll up of the $12.6 million DIP New Money Notes, the “Exit Roll Up Notes”); and

(iii) an additional $7.0 million of Exit New Money Notes and together with the Exit Roll Up Notes, the “Notes”, of which $7.0 million was drawn, less $0.2 million of debt issuance costs, as of March 31, 2024.

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

The Exit Roll Up Notes mature on December 7, 2026 and the Exit New Money Notes mature on December 7, 2025.

The scheduled maturities of the Company’s long-term debt are as follows as of March 31, 2024 (in thousands):

Year Ending March 31,
2025	$—
2026	7,151
2027	21,760
2028	—
2029	—
Thereafter	—
Total expected future maturities	$28,911

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

On March 27, 2024, the Company obtained a waiver from the Purchaser and the Collateral Agent in anticipation of default on March 31, 2024. The waiver granted was specific to the $1.0 million consolidated adjusted EBITDA covenant for the measurement date of March 31, 2024, and covered the period until June 30, 2024. There can be no assurance that the Purchase and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Notes. The Company believes it is probable the consolidated liquidity and consolidated adjusted EBITDA financial covenants discussed below will not be satisfied on September 30, 2024. The Company is working to secure a waiver of the covenants or an amendment to the Exit Note Purchase Agreement with the senior lender, but no assurance can be given that such a waiver or amendment will be obtained. The Company has the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. Consequently, the Exit new money notes, net of discount were reclassified to current on the Company’s Consolidated Balance Sheet as of March 31, 2024.

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

As of March 31, 2024, the Company has outstanding debt of $28.9 million, which includes the fully drawn $7.0 million of the Exit New Money Notes, $21.1 million of the DIP Claim (including the accrued interest of $1.1 million) and $1.0 million of total PIK interest, less debt issuance costs of $0.2 million. Debt issuance costs in relation to the Exit New Money Notes and DIP Claim are being amortized over the term at an effective interest rate of 12.93% and 12.69%, respectively, as of March 31, 2024.

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

On the Petition Date, the principal balance of the A&R Note Purchase Agreement of $53.0 million, including accrued interest of $3.5 million and $0.5 million of issuance costs, were classified as LSTC on the Company’s Consolidated Balance Sheet. The Company suspended accruing and paying interest and amortizing deferred financing costs, discounts and premiums, as applicable. During Fiscal 2024, $18.0 million of the LSTC balance, including accrued interest of $1.3 million, was rolled up into the Debtor-in-Possession financing agreement and recorded within Exit new money notes, net, current on the Company’s Consolidated Balance Sheet as of March 31, 2024.

Interest expense related to the Term note payable, current during Fiscal 2024 and 2023 was $3.3 million and $6.2 million, respectively.

Gain on Extinguishment of Debt

The Company incurred a $35.3 million gain as a result of the debt amendment related to emerging from Chapter 11 bankruptcy on December 7, 2023. The gain is recorded within Reorganization items, net on the Company’s Consolidated Statement of Operations.

13. Leases

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

At March 31, 2024, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2025	$2,827	$8,620
2026	1,345	3,998
2027	—	653
2028	—	533
2029	—	279
Thereafter	—	792
Total minimum rental revenue	$4,172	$14,875

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

During Fiscal 2024, the Company entered into eight rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. The existing rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore not included in the determination of the lease term. As of March 31, 2024, lease commitments totaled approximately 18.4 MW of microturbines and have an average term of 36 months and a total commitment value of approximately $18.7 million.

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
	2024	2023
Finance lease costs (1)	$804	$697
Operating lease costs	4,948	2,291
Total lease costs	$5,752	$2,988
(1)	Interest expense is included in finance lease costs.

Supplemental balance sheet information related to the leases was as follows (in thousands):

	March 31, 2024	March 31, 2023
Finance lease right-of-use assets	$4,391	$4,529
Operating lease right-of-use assets	12,279	8,808
Total right-of-use assets	$16,670	$13,337

Finance lease liability, current	$964	$773
Operating lease liability, current	4,041	2,492
Finance lease liability, non-current	2,300	2,903
Operating lease liability, non-current	8,527	6,588
Total lease liabilities	$15,832	$12,756

Finance leases:
Weighted average remaining lease life	1.41 years	2.27 years
Weighted average discount rate	13.00%	13.00%
Operating leases:
Weighted average remaining lease life	4.48 years	4.86 years
Weighted average discount rate	13.00%	12.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$173	$803
Operating cash flows from finance leases	$42	$45
Operating cash flows from operating leases	$4,930	$2,258
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$447	$3,991
Operating leases	$6,901	$4,179

At March 31, 2024, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2025	$1,108	$5,380
2026	2,059	4,368
2027	252	1,747
2028	—	1,636
2029	—	1,337
Thereafter	—	1,882
Total lease payments	$3,419	$16,350
Less: imputed interest	(155)	(3,782)
Present value of lease liabilities	$3,264	$12,568

14. Commitments and Contingencies

Purchase Commitments

As of March 31, 2024 the Company had firm commitments to purchase inventories of approximately $30.7 million through Fiscal 2026. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 13 – Leases.

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

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On the Effective Date, Operating Subsidiary entered into the Reorganized PrivateCo Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary. The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide to Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees). The Company reported $0.7 million in other income for DSS service fees for Fiscal 2024.

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

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2024, no significant inventories of this nature were held at distributors.

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

As of March 31, 2024, discovery had been served and answered on both sides. On May 17, 2024, the trial was set for July 29, 2024; and the court ordered the parties to mediate the matter by June 19, 2024. On July 2, 2024, Turbine Intl. petitioned the court for a continuance and to reopen discovery. The court granted the continuance and set the trial date for December 2, 2024 and rejected the request to reopen discovery. Mediation remains court ordered. The Company has not recorded a liability as of March 31, 2024, as the Company is unable to estimate the possible loss or range of possible loss.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature may be costly and require management to devote significant time and attention away from the ongoing operation of the business. The Company has not recorded a liability as of March 31, 2024, as a loss cannot be reasonably estimated.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a distributor of the Company, submitted a demand for arbitration before the American Arbitration Association seeking, among other things, approximately $24.5 million in damages and alleging that the Company breached its distributor agreement with Cal Microturbine and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the distribution agreement. The parties have completed selection of an arbitration panel; and the arbitration panel has provided two possible dates in June and October 2025 for a hearing date. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damage claim to $18.8 million. The Company has not recorded a liability as of March 31, 2024, as the Company is unable to estimate the possible loss or range of possible loss.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements regarding, and allegedly inadequate disclosure surrounding, the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021 and September 22, 2023 and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Company may incur significant legal expenses in defending the legal matters described above during the pendency of these matters, and in connection with any other potential legal matters, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations. The Company anticipates these legal fees to not exceed the insurance deductible of $1.2 million and has not recorded a liability as of March 31, 2024, as a loss cannot be reasonably estimated and the outcome of this matter is uncertain. The Company incurred legal fees of $0.1 million as of March 31, 2024.

Rouse v. Capstone Green Energy Corporation

On June 18, 2024, a complaint for damages was filed in the Superior Court of the State of California, County of Los Angeles captioned Mark Rouse v. Capstone Green Energy Corporation alleging violations of the California labor code, breach of contract, conversion, breach of covenant of good faith and fair dealing and wrongful termination. The complaint seeks damages, medical expenses, attorneys’ fees, interest and costs related to the termination of Mr. Rouse’s employment and alleged non-payment of sales commissions in excess of $300,000. The Company resolved the dispute entering into a settlement agreement on September 15, 2024 for a non-material amount.

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim.

August 19, 2024, a Class Action, pursuant to Code of Civil Procedure section 382 was filed  in the Superior Court of the State of California for the County of Los Angeles, Case No. 24STCV21118, on behalf of Plaintiffs and all other current and former non-exempt California employees employed by or formerly employed by Defendants claiming failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, failure to provide rest periods, waiting time penalties, wage statement violations, failure to timely pay wages, failure to indemnify, violation of Labor Code 227.3, and unfair competition. The Court has not ruled to certify the Class. The Company has not recorded a liability as of March 31, 2024, as the Company is unable to estimate the possible loss or range of possible loss. The Company intends to fight the claims vigorously.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a distributor of the Company, filed a lawsuit in the Superior Court of California, County of Los Angeles claiming breach of contract, restitution, breach of implied covenant of good faith and fair dealing, account stated, money had and received, open book account, unfair business practices, accounting, and conversion, all related to DV Energy’s deposit for parts ordered.  DV Energy has asserted $715,552 in damages plus interest, attorney’s fees and costs. The complaint relates to a deposit for product order that the Company is restricted from delivering due to U.S. sanctions laws.  The Company intends to meet its obligation to deliver the product once it can do so in accordance with U.S. Sanctions laws.  The Company’s Distributor Agreement defines deposits as non-refundable. The value of the DV Energy deposit is recorded in the Company’s financial statements as current liability. The Company is unable to estimate the possible loss or range of possible loss and intends to fight the claims vigorously.

15. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board. The Company has been matching 50 cents on the dollar up to 6% of the employee’s contributions since February 2019. Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.3 million and $0.2 million for each of Fiscal 2024 and 2023, respectively.

16. Supplemental Balance Sheet Information

Prepaid and Other Assets

As of March 31, 2024, the Company had $2.4 million of royalty-related assets remaining, recorded within the Prepaid and other current assets and other assets line items on the accompanying Consolidated Balance Sheets. The asset is being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of C200 System unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of March 31, 2024 or 2023.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	March 31,	March 31,
	2024	2023
Other royalty-related current assets	$124	$124
Other royalty-related noncurrent assets	2,239	2,381
Total royalty-related assets	$2,363	$2,505
Prepaid vendor inventory	3,417	3,536
Prepaid Insurance	908	16
Deposits	366	330
Prepaid taxes	397	2,248
Other Assets	1,035	1,403
Total Prepaid expenses, other current assets and other assets	$8,486	$10,038

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of (in thousands):

	March 31,	March 31,
	2024	2023
Trade payables	$15,095	$27,491
Accrued interest	—	1,620
Accrued professional fees	2,827	596
Accrued commissions	148	604
Accrued service claims	278	171
Other	(136)	(192)
	$18,212	$30,290

17.  Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events, other than what has been described above, which required recognition, adjustment to or disclosure in the financial statements.

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
2.4

Findings of Fact, Conclusions of Law, and Order (I) Approving the Disclosure Statement; (II) Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and Its Debtor Affiliates; and (III) Granting Related Relief, dated November 14, 2023 (l)

3.1		Second Amended and Restated Certificate of Incorporation of Capstone Green Energy Holdings, Inc. (m)
3.2		Amended and Restated Bylaws of Capstone Green Energy Holdings, Inc. (m)
4.1

Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of October 2, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (j)

4.2

First Amendment to Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of November 15, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (l)

4.3

Exit Note Purchase Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC, Capstone Green Energy Holdings, Inc., Capstone Financial Services, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (m)

4.4

First Amendment to Note Purchase Agreement, dated as of June 28, 2024, by and among Capstone Green Energy Holdings, Inc., Capstone Green Energy LLC, Capstone Turbine Financial Services, LLC, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto (o)

4.5		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (p)
10.1	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan (a)
10.2		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007 (b)
10.3		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017 (c)
10.4		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017 (c)
10.5		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (d)
10.6	*	Capstone Green Energy Corporation Amended and Restated Severance Pay Plan and Summary Plan Description, dated July 3, 2018, as amended March 2023 (e)
10.7	*	Form of Capstone Green Energy Corporation Change in Control Agreement (f)
10.8		Consulting Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 22, 2022 (g)

Exhibit Number		Description
10.9		National Account Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 20, 2022 (g)
10.10		Installation Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions Corporation (g)
10.11		Lease Agreement between Capstone Green Energy Corporation and Prologis, L.P., dated January 25, 2023 (h)
10.12

Transaction Support Agreement, dated September 28, 2023, by and among Capstone Green Energy Corporation and certain of its subsidiaries, Goldman Sachs Specialty Lending Group, L.P., and Broad Street Credit Holdings LLC (i)

10.13		Reorganized PublicCo Services Agreement, dated December 7, 2023, by and among Capstone Green Energy Holdings, Inc. and Capstone Green Energy LLC (m)
10.14		Trademark License Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy Holdings, Inc. (m)
10.15	*	Capstone Green Energy Holdings, Inc. Form of Indemnity Agreement (m)
10.16	*	Severance Pay Plan of Capstone Green Energy Holdings, Inc. (m)
10.17	*	2023 Equity Incentive Plan of Capstone Green Energy Holdings, Inc. (m)
10.18		Amended and Restated Limited Liability Company Agreement, dated December 7, 2023, of Capstone Green Energy LLC. (m)
10.19		Reorganized PrivateCo Services Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy LLC (m)
10.20		Registration Rights Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC and Capstone Distributor Support Services Corporation (m)
10.21	*	Employment Offer Letter for Vincent J. Canino, dated February 22, 2024 (n)
10.22	*	Capstone Green Energy Holdings, Inc. Form of Amended and Restated Change in Control Agreement (n)
10.23	*	Form of Restricted Stock Unit Agreement (p)
24		Power of Attorney (included on the signature page of this Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith)
97.1		Capstone Green Energy Holdings, Inc. Clawback Policy, effective October 2, 2023
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
104		The cover page from Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).

(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on October 13, 2017 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on March 6, 2023 (File No. 001-15957).
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (File No. 001-15957).
(h)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on September 28, 2023 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 25, 2023 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on March 12, 2024 (File No. 001-15957).
(o)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

(p)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

Date: September 26, 2024	By:	/s/ John J. Juric
John J. Juric Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Green Energy Holdings Inc., hereby severally constitute Vince Canino and John J. Juric, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Green Energy Holdings, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vince J. Canino	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2024
Vince J. Canino

/s/ John J. Juric	Chief Financial Officer (Principal Financial Officer)	September 26, 2024
John J. Juric

/s/ Celia fanning	Controller and Chief Accounting Officer
Celia Fanning	(Principal Accounting Officer)	September 26, 2024

/s/ Robert C. Flexon	Chair of the Board of Directors	September 26, 2024
Robert C. Flexon

/s/ Yon Y. Jorden	Director	September 26, 2024
Yon Y. Jorden

/s/ Robert F. Powelson	Director	September 26, 2024
Robert F. Powelson

/s/ Denise Wilson	Director	September 26, 2024
Denise Wilson

/s/ Ping Fu	Director	September 26, 2024
Ping Fu

/s/ John Miller	Director	September 26, 2024
John Miller