Form 10-Q
period 2024-06-30
Capstone Green Energy Holdings, Inc.
filed 2024-10-17
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 15, 2024, the registrant had 18,540,789 shares of voting common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2024	2024
Assets
Current Assets:
Cash	$3,975	$2,085
Accounts receivable, net of allowances of $3,439 at June 30, 2024 and $3,287 at March 31, 2024	7,031	6,552
Inventories	20,143	20,642
Prepaid expenses and other current assets	4,689	5,449
Total current assets	35,838	34,728
Property, plant, equipment and rental assets, net	25,140	25,854
Finance lease right-of-use assets	4,240	4,391
Operating lease right-of-use assets	11,299	12,279
Non-current portion of inventories	3,999	3,917
Other assets	2,946	3,037
Total assets	$83,462	$84,206
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$22,017	$18,212
Accrued salaries and wages	1,257	1,220
Accrued warranty reserve	1,334	1,437
Deferred revenue, current	11,867	11,183
Finance lease liability, current	945	964
Operating lease liability, current	4,099	4,041
Factory protection plan liability	6,319	7,259
Exit new money notes, net of discount, current	—	28,911
Total current liabilities	47,838	73,227
Deferred revenue, non-current	617	675
Finance lease liability, non-current	2,080	2,300
Operating lease liability, non-current	7,480	8,527
Exit new money notes, net of discount, non-current	29,849	—
Other non-current liabilities	265	264
Total liabilities	88,129	84,993
Commitments and contingencies (Note 13)
Temporary equity:
Redeemable noncontrolling interests	13,859	13,859
Stockholders’ deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized, and none issued	—	—
Common stock, $.001 par value; 59,400,000 shares authorized, 18,540,789 shares issued and outstanding at June 30, 2024 and March 31, 2024	18	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at June 30, 2024 and March 31, 2024	1	1
Additional paid-in capital	955,202	955,145
Accumulated deficit	(973,747)	(969,810)
Total stockholders’ deficiency	(18,526)	(14,646)
Total liabilities, temporary equity and stockholders' deficiency	$83,462	$84,206

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenue, net:
Product and accessories	$5,361	$13,207
Parts, services and rentals	10,282	10,696
Total revenue, net	15,643	23,903
Cost of goods sold:
Product and accessories	5,960	14,130
Parts, services and rentals	5,896	6,336
Total cost of goods sold	11,856	20,466
Gross profit	3,787	3,437
Operating expenses:
Research and development	548	665
Selling, general and administrative	6,783	6,804
Total operating expenses	7,331	7,469
Loss from operations	(3,544)	(4,032)
Other income, net	591	10
Interest income	2	58
Interest expense	(978)	(1,697)
Loss before provision for income taxes	(3,929)	(5,661)
Provision for income taxes	8	18
Net loss	(3,937)	(5,679)

Net loss per share of common stock and non-voting common stock—basic and diluted	$(0.21)	$(0.31)
Weighted average shares used to calculate basic and diluted net loss per share of common stock and non-voting common stock	19,049	18,423

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

(In thousands, except share amounts)
(Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,145	$(969,810)	—	$—	$(14,646)
Stock-based compensation	—	—	—	—	—	—	57	—	—	—	57
Net loss	—	—	—	—	—	—	—	(3,937)	—	—	(3,937)
Balance, June 30, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,202	$(973,747)	—	—	$(18,526)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2023	—	$—	18,511,555	$18	—	$—	$955,228	$(977,202)	117,014	$(2,139)	$(24,095)
Vested restricted stock awards	—	—	39,923	—	—	—	11	—	8,771	(11)	—
Stock-based compensation	—	—	—	—	—	—	306	—	—	—	306
Net loss	—	—	—	—	—	—	—	(5,679)	—	—	(5,679)
Balance, June 30, 2023	—	$—	18,551,478	$18	—	$—	$955,545	$(982,881)	125,785	$(2,150)	$(29,468)

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,937)	$(5,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,014	944
Amortization of financing costs and discounts	13	9
Paid-in-kind interest expense	924	—
Non-cash lease expense	979	632
Provision for credit loss expense	146	—
Inventory write-down	155	137
Provision (benefit) for warranty expenses	(81)	74
Stock-based compensation	57	306
Changes in operating assets and liabilities:
Accounts receivable	(809)	(1,941)
Inventories	262	2,401
Prepaid expenses, other current assets and other assets	851	(597)
Accounts payable and accrued expenses	3,805	3,624
Operating lease liability, net	(989)	(626)
Accrued salaries and wages and long-term liabilities	38	170
Accrued warranty reserve	(22)	(28)
Deferred revenue	626	(4,584)
Factory protection plan liability	(940)	356
Net cash provided by (used in) operating activities	2,092	(4,802)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(149)	(2,190)
Net cash used in investing activities	(149)	(2,190)
Cash Flows from Financing Activities:
Repayment of finance lease obligations	(53)	(32)
Net cash used in financing activities	(53)	(32)
Net increase (decrease) in Cash	1,890	(7,024)
Cash, Beginning of Period	2,085	12,839
Cash, End of Period	$3,975	$5,815

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

Historically, the business described above was conducted by Capstone Green Energy Corporation, which was organized in 1988 and has been commercially producing its microturbine generators since 1998. In connection with the emergence from Chapter 11 Bankruptcy (the “Chapter 11 Bankruptcy”) on December 7, 2023 (the “Effective Date”), Capstone Green Energy Corporation was reorganized (the “Reorganization”) and became a privately-held company (“Reorganized PrivateCo”). Capstone Turbine International, Inc., a former wholly owned subsidiary of Capstone Green Energy Corporation, which was incorporated in Delaware on June 10, 2004, became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. Capstone Green Energy LLC (the “Operating Subsidiary”) was also formed as part of the Reorganization.

All references in these footnotes to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries for the three months ended June 30, 2023 and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of June 30, 2024 and March 31, 2024 and for the three months ended June 30, 2024.

2. Basis of Presentation, Significant Accounting Policies and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2024 was derived from audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities Exchange Commission (“SEC”) on September 26, 2024. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Basis for Consolidation The Condensed Consolidated Financial Statements included in this filing include the accounts of the Company, the Operating Subsidiary and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

Significant Accounting Policies Except as described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2024 filed with the SEC, that have had a material impact on the Company's Condensed Consolidated Financial Statements.

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three months ended June 30, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of June 30, 2024, the Company had cash of $4.0 million and a working capital deficit of $12.0 million. The Company incurred a net loss of $3.9 million during the three months ended June 30, 2024.

On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws. The Company emerged from bankruptcy on December 7, 2023 and effected a financial and organizational restructuring. However, given its current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended June 30, 2024.

3. Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

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

In accordance with ASC 326, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the current expected credit losses (“CECL”) on a quarterly basis.

Changes in the CECL allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2024	$3,287
Provision for credit loss	146
Recoveries	6
Balance, June 30, 2024	$3,439

Lone Star Power Solutions, LLC (“Lone Star”), Cal Microturbine and E-Finity Distributed Generation (“E-Finity”), three of the Company’s domestic distributors, and Optimal Group Australia Pty Ltd (“Optimal”), one of the Company’s international distributors, accounted for 16%, 13%, 11% and 11% of revenue for the three months ended June 30, 2024, respectively. Horizon Power Systems (“Horizon”), E-Finity and Optimal accounted for 15%, 10% and 13% of revenue for the three months ended June 30, 2023, respectively.

Additionally, Optimal, E-Finity, Lone Star and RSP Systems, accounted for 16%, 13%, 12% and 11% of net accounts receivable as of June 30, 2024. Supernova Energy Services SAS (“Supernova”) and Capstone Engineered Solutions (“CES”), two of the Company’s international distributors, accounted for 14% and 11% of net accounts receivable as of March 31, 2024, respectively. The Company recorded a credit loss expense of $146,000 and zero during the three months ended June 30, 2024 and 2023, respectively.

5. Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	June 30,	March 31,
	2024	2024
Raw materials	$21,916	$23,779
Finished goods	2,226	780
Total	24,142	24,559
Less: non-current portion	(3,999)	(3,917)
Total inventory, net non-current portion	$20,143	$20,642

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2024 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,852
25 to 36 months	2,147
Total	$3,999

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	June 30,	March 31,
	2024	2024
Machinery, equipment, automobiles and furniture	$14,921	$14,921
Leasehold improvements	8,889	8,889
Molds and tooling	3,476	3,476
Rental assets	31,911	31,762
	59,197	59,048
Less: accumulated depreciation	(34,057)	(33,194)
Total Property, plant, equipment and rental assets, net	$25,140	$25,854

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $1.0 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively.

7. Temporary Equity

Redeemable Preferred Units

Redeemable noncontrolling interests are reported on the Condensed Consolidated Balance Sheet as Temporary Equity.

During Fiscal 2024, in connection with the Reorganization, the Operating Subsidiary issued 10,449,863 Series A Redeemable Preferred Units (the “Preferred Units”) that include a redemption feature. The Preferred Units have an aggregate value representing 37.5% equity ownership in the Operating Subsidiary (“Aggregate Purchase Price”). At any time during the six-month period following the sixth anniversary of the Effective Date, the holders of the Preferred Units may elect to have all, but not less than all, of the then outstanding Preferred Units redeemed. Therefore, the Preferred Units are probable of becoming redeemable and are classified as temporary (‘mezzanine’) equity.

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into Operating Subsidiary Common Units (“Common Units”) at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.50% of the Common Units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.50% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into Common Units as of June 30, 2024.

Additionally, the Preferred Units provide the holder with a put option to sell the shares to the Operating Subsidiary and the Liquidation Preference provides the holder with the option to exchange the Preferred Units for cash (together, the “Features”).

The holder of the noncontrolling interest hold a liquidation preference that protects the holder from absorbing losses. The Company incurred a net loss of $3.9 million during the three months ended June 30, 2024, therefore, there were no earnings to allocate to the Operating Subsidiary.

The fair value of $1.19 per Preferred Unit at the respective dates below were determined through the use of an option-pricing method (“OPM”) that treats the Common and Preferred units as call options on the enterprise value of the Company with exercise prices based on the liquidation preference of the preferred units. The OPM incorporated multiple thresholds that represent future change of control sale prices where the payout structure would differ based on the rights and preferences of each share class. The OPM used was the Black-Scholes Merton (“BSM”) model to price the call option, which includes the below variables. The enterprise value utilized by the Company in the OPM represents the value agreed upon by the parties involved in the Chapter 11 Bankruptcy and Emergence as approved by the bankruptcy court:

	June 30, 2024	March 31, 2024
Fair value of common units	$1.01	$1.15
Dividend yield	—%	—%
Volatility	95.5%	93.0%
Risk-free interest rate	4.3%	4.2%
Expected term	5.9 years	6.2 years

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value, if that value exceeds the initial fair value, to equal the maximum redemption value to retained earnings. The initial fair value was $13.9 million. Subsequent remeasurements of fair value have not exceeded the initial fair value; therefore, no adjustments have been made. The remeasurement as of June 30, 2024 resulted in a fair value of $12.4 million, which does not exceed the initial fair value; therefore, an adjustment to the carrying value was not recorded.

8. Fair Value Measurements

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

Basis for Valuation

The carrying values reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and the exit notes approximate their fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company’s Exit Notes (as defined below) on the date of issuance approximated their carrying value based on a comparable market yield analysis completed by the Company. Financial and nonfinancial assets and liabilities measured on a recurring basis are those that are adjusted to fair value at each reporting period and include the Company’s Preferred Units. The Company used the BSM model (Level 3) with standard valuation inputs to value the Preferred Units as detailed in Note 7— Temporary Equity.

9. Balance Sheet Information

Prepaid and Other Assets

As of June 30, 2024, the Company had $2.3 million of royalty-related assets remaining recorded within the Prepaid expenses and other current assets and Other assets line items on the accompanying Condensed Consolidated Balance Sheets. The assets are being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of products. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of C200 System unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of June 30, 2024.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	June 30,	March 31,
	2024	2024
Other royalty-related current assets	$124	$124
Other royalty-related non-current assets	2,217	2,239
Total royalty-related assets	$2,341	$2,363
Prepaid vendor inventory	2,747	3,417
Prepaid insurance	940	908
Deposits	372	366
Prepaid taxes	467	397
Other assets	768	1,035
Total Prepaid expenses and other current assets and Other assets	$7,635	$8,486

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of (in thousands):

	June 30,	March 31,
	2024	2024
Trade payables	$19,267	$15,095
Accrued professional fees	2,060	2,827
Accrued commissions	160	148
Accrued service claims	97	278
Other	433	(136)
Total Accounts payable and accrued expenses	$22,017	$18,212

10. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and adjusts to the liability, as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Changes in the accrued warranty reserve consisted of the following (in thousands):

	June 30,	March 31,
	2024	2024
Balance, beginning of the year	$1,437	$1,576
Standard warranty provision	(81)	32
Deductions for warranty claims	(22)	(171)
Balance, end of the period	$1,334	$1,437

11. Debt

Exit Note Purchase Agreement

The Company entered into an Exit Facility during Fiscal 2024 (the “Exit Note Purchase Agreement”), for an aggregated principal amount of $28.1 million, consisting of $21.1 million of Exit Roll Up Notes, including accrued and unpaid interest and commitment fees and $7.0 million of Exit New Money Notes (together the “Exit Notes”) subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among Operating Subsidiary, as the issuer, the Company and Capstone Financial Services, as the guarantors (the “Guarantors”), Broad Street Credit Holdings LLC (the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc. (the “Collateral Agent”).

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility. The proceeds from the fully drawn $7.0 million of Exit New Money Notes were used to fund restructuring expenses and for working capital, for general corporate purposes. The Exit Notes bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Exit Note Purchase Agreement) plus 7.00% per annum. A portion of the interest on the Exit Notes is paid-in-kind until the third year following December 7, 2023.

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The scheduled maturities of the Company’s debt are as follows as of June 30, 2024:

Year Ending March 31,
2025 (remainder of fiscal year)	$—
2026	7,433
2027	22,622
2028	—
2029	—
Thereafter	—
Total principal payments and debt maturities	30,055
Less unamortized issuance costs	(206)
Net principal payments and debt maturities	$29,849

The Exit Notes issued pursuant to the Exit Note Purchase Agreement are secured by a lien on substantially all of the present and future property and assets of Operating Subsidiary and each Guarantor, subject to customary exceptions and exclusions. The Exit Note Purchase Agreement also includes conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other customary provisions, including financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA.

On March 27, 2024, the Company obtained a waiver from the Purchaser and the Collateral Agent in anticipation of default on March 31, 2024. The waiver granted was specific to the $1.0 million consolidated adjusted EBITDA covenant for the measurement date of March 31, 2024, and covered the period through June 30, 2024. There can be no assurance that the Purchase and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Exit Notes. The Company has the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Exit Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. Based on the completion of the sale of a rental asset on September 30, 2024, the Company now believes it is probable the consolidated liquidity and consolidated adjusted EBITDA financial covenants discussed below will be satisfied for all measurement dates in the upcoming 12 months. Accordingly, the Exit New Money Notes, net of discount were reclassified to a non-current liability on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024.

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

(v) from March 31, 2026 to December 7, 2026, $4,000,000.

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

As of June 30, 2024, the Company has an outstanding Exit Notes balance of $29.8 million, comprised of $21.1 million of Exit Roll Up Notes, (includes accrued interest of $1.1 million) and $7.0 million of Exit New Money Notes, $1.9 million of total PIK interest, less debt issuance costs of $0.2 million. Debt issuance costs in relation to the Exit New Money Notes and the Exit Roll Up Notes are being amortized over the term at an effective interest rate of 12.90% and 12.69%, respectively, as of June 30, 2024.

12. Revenue Recognition

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

Factory Protection Plan and Service Cost Reimbursement In addition to the provision of standard warranties, the Company offers Factory Protection Plans (“FPP”) to minimize product downtime and control maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the 30-day FPP contract period with automatic renewals for 5, 10, 15, or 20 years under ASC 606. The related costs are accrued at the time a customer submits an order, and the order’s compliance with the terms of the plan are confirmed, for a replacement part to reflect the Company’s obligation. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation. The provision is periodically adjusted to reflect actual experience. FPP contracts typically go into effect once the standard warranty expires.

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

Products, parts and accessories are distinct as such services are often sold separately. In determining whether FPP and service contracts are distinct, the Company considers the following factors for each FPP and services agreement: availability of the services from other vendors, the nature of the services, the timing of when the services contract was signed in comparison to the product delivery date, and the contractual dependence of the product on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the FPP and services contracts included in contracts with multiple performance obligations are distinct.

The Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.

The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where systems and services are sold, price lists, its go-to-market strategy, historical sales and contract prices. The determination of SSP is made through approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended June 30,
	2024	2023
Microturbine Products	$5,262	$13,007
Accessories	99	200
Total Product and Accessories	5,361	13,207

Parts and Services	7,899	7,666
Rentals	2,383	3,030
Total Revenue	$15,643	$23,903

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended June 30,
	2024	2023
United States	$8,931	$11,534
Mexico	492	724
All other North America	30	571
Total North America	9,453	12,829
Total Europe	3,424	6,906
Asia	502	694
Australia	1,702	2,998
All other	562	476
Total Revenue	$15,643	$23,903

Contract Balances

The Company’s deferred revenues consist of advance payments for microturbine products, parts, accessories and FPP contracts, as well as advance payments on service obligations and extended warranties. Deferred revenue is included in Deferred revenue, current and Deferred revenue, non-current liability line items on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	June 30,	March 31,
	2024	2024

Opening balance, beginning of the year	$11,858	$24,189
Closing balance, end of the period	$12,484	$11,858
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$3,597	$16,527

Deferred revenue attributed to FPP contracts represent the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of June 30, 2024, approximately $4.5 million of revenue is expected to be recognized from the remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $3.9 million of these remaining performance obligations over the next 12 months and the balance of $0.6 million will be recognized thereafter.

The Distributor Support System (“DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geographic and market verticals. This program is funded by the distributors and was developed to provide improved worldwide distributor training, access to online documentation and technical publications, paperless service software, sales efficiency, website development, company branding and funding for increased strategic business-to-business (B2B) marketing activities. Capstone Distributor Support Services Corporation (CDSSC), a related party, owns and operates the DSS program for the Company under a service agreement. Refer to Note 13— Commitments and Contingencies— Services Agreement between Reorganized PrivateCo and Operating Subsidiary for further details.

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

13. Commitments and Contingencies

Purchase Commitments

As of June 30, 2024, the Company had firm commitments to purchase inventories of approximately $26.7 million through Fiscal 2026. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 14— Leases.

Related Party Transactions

On the Effective Date, Reorganized PrivateCo continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”) and certain income tax attributes that remained with Reorganized PrivateCo.

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On the Effective Date, Operating Subsidiary entered into a Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary (the “Reorganized PrivateCo Services Agreement”). The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide the Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees). The Company reported $0.6 million in other income for DSS service fees during the three months ended June 30, 2024.

Trademark License Agreement

On the Effective Date, the Company entered into a Trademark License Agreement (the “Trademark License Agreement”) by and between Reorganized PrivateCo, as licensor, and the Company, as licensee. The Trademark License Agreement provides that, among other things, Reorganized PrivateCo grants the Company a non-exclusive, royalty-bearing, non-transferable, non-sublicensable (except to the Company’s affiliates), worldwide, perpetual (subject to the terms and conditions of the Trademark License Agreement), irrevocable (subject to the terms and conditions of the Trademark License Agreement), limited license, under all of its right, title and interest in and to the Capstone Trademarks (as defined in the Trademark License Agreement) to use the Capstone Trademarks solely in connection with the Business (as defined in the Trademark License Agreement). In consideration for the license, the Company pays Reorganized PrivateCo an annual royalty of $100,000. Reorganized PrivateCo may not assign the Capstone Trademarks to any third party without the Company’s consent, not to be unreasonably withheld, delayed or conditioned (subject to the terms and conditions of the Trademark License Agreement). If Reorganized PrivateCo does not use any of the Capstone Trademarks for six consecutive months, then the Capstone Trademarks will be assigned to the Company for no further consideration.

Services Agreement between the Company and Operating Subsidiary

On the Effective Date, the Company entered into a Services Agreement (the “Services Agreement”) by and among the Company and Operating Subsidiary. The Services Agreement provides, among other things, that the Company will provide certain services to Operating Subsidiary, in its capacity as a majority equity holder of Operating Subsidiary, and in consideration for the services provided by the Company, Operating Subsidiary will reimburse the Company for its reasonable audit, board and executive compensation expenses incurred in connection with being a publicly traded company (the “New Capstone Services Fee”). The New Capstone Services Fee will not exceed $2,500,000 per fiscal year (the “Services Fee Cap”), to be increased on April 1 of each year, beginning with April 1, 2024, by an amount equal to the greater of (a) 3.5000% and (b) the Consumer Price Index, as set by the U.S. Bureau of Labor Statistics and available on March 31 of each year; provided however, that for the Fiscal Year ending March 31, 2024, such amount was prorated based on the number of days in such fiscal year following the execution of the Reorganized PublicCo Services Agreement; provided, further, however, that such increase effective on April 1, 2024, was equal to 1.7500%.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result in and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2024, no significant inventories of this nature were held at distributors.

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

On March 18, 2020, Turbine Intl. filed its answer and cross-claims in the Capstone-Turbine Intl. In its cross-claims, Turbine Intl. asserted claims against Capstone, and individually against Mr. James Crouse, Capstone’s Former Chief Revenue Officer, for breach of contract under the distributor agreement, accounts receivable agreement and promissory note, fraud, breach of the covenant of good faith and fair dealing, unjust enrichment and constructive trust, negligent misrepresentation, violation of the California unfair practices act, violation of the racketeer influenced corrupt organizations act, and conspiracy to commit fraud. As remedies for these alleged claims, Turbine Intl. is seeking compensatory, consequential, and punitive damages along with attorney’s fees, interest, and costs. Capstone answered the cross-claims on May 7, 2020.

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

As of March 31, 2024, discovery had been served and answered on both sides. On May 17, 2024, the trial was set for July 29, 2024; and the court ordered the parties to mediate the matter by June 19, 2024. On July 2, 2024, Turbine Intl. petitioned the court for a continuance and to reopen discovery. The court granted the continuance and set the trial date for December 2, 2024 and rejected the request to reopen discovery. Mediation remains court ordered. The Company has not recorded a liability as of June 30, 2024, as the Company is unable to estimate the possible loss or range of possible loss.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature are costly and require management to devote significant time and attention away from the ongoing operation of the business. The Company cannot predict the duration or outcome of this matter and has not recorded a liability as of June 30, 2024, as a loss cannot be reasonably estimated.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a distributor of the Company, submitted a demand for arbitration before the American Arbitration Association seeking, among other things, approximately $24.5 million in damages and alleging that the Company breached its distributor agreement with Cal Microturbine and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the distribution agreement. The parties have completed selection of an arbitration panel; and the arbitration panel has provided two possible dates in June and October 2025 for a hearing date. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damage claim to $18.8 million. On September 9, 2024, the Company filed a counter claim for $20.0 million alleging Cal Microturbine violated the terms of its Distributor Agreement. On September 27, 2024, Cal Microturbine provided the second amendment to its complaint to increase its claims and damages to $25.0 million. Meditation is being pursued in the fourth quarter of 2024, as a means to accelerate the conclusion of the matter. The Company has not recorded a liability as of June 30, 2024, as it is unable to estimate the possible loss or range of possible loss.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements regarding, and allegedly inadequate disclosure surrounding, the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021 and September 22, 2023 and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Petitioners have entered into settlement discussion, which the outcome of such discussions cannot be assured or reasonably estimated. The Company may incur significant legal expenses in defending the legal matters described above during the pendency of these matters, and in connection with any other potential legal matters, including expenses for the potential reimbursement of legal fees of officers and directors under indemnification obligations. The Company is not a named respondent in this matter and has not engaged legal counsel. The Company must indemnify the individuals named in the matter. The Company anticipates these legal fees that will be incurred will  not exceed the insurance deductible of $1.2 million as the defendants’ legal costs are covered under the Company’s D&O insurance coverage. The Company has not recorded a liability as of June 30, 2024, as a loss that could exceed the D&O coverage is not expected. The Company incurred legal fees against the insurance deductible of $1.1 million as of June 30, 2024.

Rouse v. Capstone Green Energy Corporation

On June 18, 2024, a complaint for damages was filed in the Superior Court of the State of California, County of Los Angeles captioned Mark Rouse v. Capstone Green Energy Corporation alleging violations of the California labor code, breach of contract, conversion, breach of covenant of good faith and fair dealing and wrongful termination. The complaint seeks damages, medical expenses, attorneys’ fees, interest and costs related to the termination of Mr. Rouse’s employment and alleged non-payment of sales commissions in excess of $300,000. The Company resolved the dispute by entering into a settlement agreement on September 15, 2024 for a non-material amount for compensation and legal costs.

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim

On August 19, 2024, a Class Action, pursuant to Code of Civil Procedure section 382 was filed  in the Superior Court of the State of California for the County of Los Angeles, Case No. 24STCV21118, on behalf of Plaintiffs and all other current and former non-exempt California employees employed by or formerly employed by Defendants claiming failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, failure to provide rest periods, waiting time penalties, wage statement violations, failure to timely pay wages, failure to indemnify, violation of Labor Code 227.3, and unfair competition. The Court has not ruled to certify the Class. The Company has not recorded a liability as of June 30, 2024, as the Company is unable to estimate the possible loss or range of possible loss. The Company intends to fight the claims vigorously.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a distributor of the Company, filed a lawsuit in the Superior Court of California, County of Los Angeles claiming breach of contract, restitution, breach of implied covenant of good faith and fair dealing, account stated, money had and received, open book account, unfair business practices, accounting, and conversion, all related to DV Energy’s deposit for parts ordered. DV Energy has asserted $0.7 million in damages plus interest, attorney’s fees and costs. The complaint relates to a deposit for a product order that the Company is restricted from delivering due to U.S. sanctions laws. The Company intends to meet its obligation to deliver the product once it can do so in accordance with U.S. Sanctions laws. The Company’s Distributor Agreement defines deposits as non-refundable. The value of the DV Energy deposit is recorded in the Company’s financial statements as a current liability as of June 30, 2024.

14. Leases

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

At June 30, 2024, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2025 (remainder of fiscal year)	$2,827	$8,620
2026	1,345	3,998
2027	—	653
2028	—	533
2029	—	279
Thereafter	—	792
Total minimum rental revenue	$4,172	$14,875

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

During the first quarter of Fiscal 2025, the Company did not enter into any rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. The existing rental agreements provide the Company an option to extend the lease; however, the Company is not likely to exercise these options and therefore not included in the determination of the lease term. As of June 30, 2024, lease commitments totaled approximately 18.4 MW of microturbines and had an average term of 36 months and a total commitment value of approximately $18.7 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Finance lease costs (1)	$191	$204
Operating lease costs	1,363	906
Total lease costs	$1,554	$1,110
(1)Interest expense is included in finance lease costs

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	June 30,	March 31,
	2024	2024
Finance lease right-of-use assets	$4,240	$4,391
Operating lease right-of-use assets	11,299	12,279
Total right-of-use assets	$15,539	$16,670

Finance lease liability, current	$945	$964
Operating lease liability, current	4,099	4,041
Finance lease liability, non-current	2,080	2,300
Operating lease liability, non-current	7,480	8,527
Total lease liabilities	$14,604	$15,832
Finance leases:
Weighted average remaining lease life	1.16 years	1.41 years
Weighted average discount rate	12.72%	13.00%
Operating leases:
Weighted average remaining lease life	4.40 years	4.48 years
Weighted average discount rate	12.49%	13.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$53	$681
Operating cash flows from finance leases	$10	$11
Operating cash flows from operating leases	$1,373	$899
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$—	$—
Operating leases	$—	$960

At June 30, 2024, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2025 (remainder of fiscal year)	$829	$4,007
2026	2,059	4,368
2027	252	1,747
2028	—	1,636
2029	—	1,337
Thereafter	—	1,882
Total lease payments	$3,140	$14,977
Less: imputed interest	(115)	(3,398)
Present value of lease liabilities	$3,025	$11,579

15. Net Loss Per Common Share

The Company has common and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the common stock; therefore, earnings per share is presented on a combined basis. Basic income (loss) per share is computed using the weighted-average number of common shares and non-voting common shares outstanding for the period. Diluted income (loss) per share is computed without consideration of potentially dilutive common stock equivalents such as stock options, restricted stock units and warrants as the effect would have been anti-dilutive if the Company incurred a loss. In addition, the change in the carrying value of the Preferred Units are excluded from the calculation of diluted earnings per share.

The Company did not have any outstanding stock options or warrants as of June 30, 2024. In addition, there were no adjustments to the carrying value of the Preferred Units for the three months ended June 30, 2024, as subsequent remeasurements of fair value have not exceeded the initial fair value.

16. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2024, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events, other than what has been described above, which required recognition, adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2024 (“Fiscal 2024”). All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries for the three months ended June 30, 2023 and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of June 30, 2024 and March 31, 2024 and for the three months ended June 30, 2024.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains or refers to certain statements that are not historical fact and are “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “expect,” “anticipate,” “should,” “believe,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend” and variations of these terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	our short and long-term liquidity requirements and the adequacy of our capital resources;
●	our ability to realize the anticipated benefits of our recently completed financial restructuring;
●	the restrictions imposed by the covenants contained in the Note Purchase Agreement (as defined in Note 11— Debt) and the Operating Subsidiary LLC Agreement (as defined in Note 13— Commitments and Contingencies) and our ability to comply with the financial covenants contained in the Note Purchase Agreement;
●	the impact of several recent key management changes and our ability to retain key employees following the financial restructuring;
●	risks related to the restatement of our previously issued consolidated financial statements, including costs, risks and uncertainties associated with the pending SEC investigation into the circumstances surrounding such restatement;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in the Annual Report on Form 10-K for Fiscal 2024;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	risks related to the limitation of capital available to us;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflicts in Ukraine, Israel and Gaza;

●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights;
●	the impact of pending or threatened litigation; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2024.

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

During the three months ended June 30, 2024, our net loss decreased by $1.8 million, or 32%, to $3.9 million and our basic and diluted loss per share decreased by 32% to $(0.21), compared to a $5.7 million net loss and $(0.31) net loss per share during the three months ended June 30, 2023. The decrease to net loss during the three months ended June 30, 2024 was primarily due to lower interest expenses, an increase in other income, net and lower operating expenses, offset by a decrease in revenue and a decrease in contribution from our higher parts, services and rentals business.

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

Focus on Vertical Markets. Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, natural resources, renewable energy, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to principally target projects within the energy efficiency and renewable energy markets.

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended June 30,
	2024	2023
Energy efficiency	36%	43%
Natural resources	34%	47%
Renewable energy	30%	10%

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

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including oil and gas exploration, production, and at compression and transmission sites as a highly efficient and reliable source of power. In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, such as flare gas, or associated gas, into useable fuel to provide prime power to these sites.

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-

mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbines, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines have the ability to meet the needs of microgrid end-users by lowering their overall cost to operate and by providing versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications.

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

Backlog

Net product orders were approximately $3.4 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively. Ending backlog was approximately $12.4 million at June 30, 2024, compared to $14.2 million at March 31, 2024. The book-to-bill ratio was 0.7:1 and 0.2:1 for the three months ended June 30, 2024 and 2023, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

2.	Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our targeted markets. A significant portion of our revenue is derived from sales to distributors that resell our products to end users. We have a total of 54 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 8 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 46 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

3.	Service As part of our EaaS business line, we provide service primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. Factory protection plans (“FPPs”) are generally paid quarterly in advance.

We offer new and remanufactured parts through our global distribution network. Service revenue in the first quarter of Fiscal 2025 and Fiscal 2024 was approximately 29% and 21% of total revenue, respectively.

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

We have continued to develop our new hydrogen products. In March 2022, we released a commercially available hydrogen-based combined heat and power product, which can safely run on a 30% hydrogen-70% natural gas mix. In continuing these efforts, we are testing a 100% hydrogen gas combustion system through our research and development partnership with Argonne National Laboratory.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to inventories, credit losses and redeemable noncontrolling interests valuations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are defined as follows: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2024 describe the significant accounting estimates used in the preparation of our Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2024 and 2023

The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended June 30,
	2024	2023
United States and Canada	$9.0	$12.1
Europe	3.4	6.9
Latin America	0.8	1.1
Asia and Australia	2.2	3.7
Middle East and Africa	0.2	0.1
Total Revenue	$15.6	$23.9

Revenue. Revenue for the three months ended June 30, 2024 decreased $8.3 million to $15.6 million from $23.9 million for the three months ended June 30, 2023. The $8.3 million decrease was primarily driven by decreases in revenue of $3.5 million in Europe, $3.1 million in the United States and Canada, $1.5 million in Asia and Australia and $0.3 million in Latin America, offset by an increase of $0.1 million in the Middle East and Africa. The decreases in Europe, United States and Canada, Asia and Australia and Latin America were primarily due to decreases in product deliveries for projects during the three months ended June 30, 2024. The increase in the Middle East and Africa was primarily due to an increase in our revenue from our parts shipments to the region, compared to the three months ended June 30, 2023.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2024			2023
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$5.3	4.0	19	$13.0	11.0	62
Accessories	0.1			0.2
Total Product and Accessories	5.4			13.2

Parts and services	7.9			7.7
Rentals	2.3			3.0
Total Revenue	$15.6			$23.9

Revenue from microturbine products and accessories for the three months ended June 30, 2024, decreased $7.8 million, or 59%, to $5.4 million from $13.2 million for the three months ended June 30, 2023. The $7.8 million decrease was primarily driven by a decrease in megawatts and units shipped during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Megawatts shipped were 4.0 megawatts and 11.0 megawatts during the three months ended June 30, 2024 and 2023, respectively. Product demand was adversely affected by the Chapter 11 Bankruptcy as customers assessed the long-term viability of the Company. Average revenue per megawatt shipped was approximately $1.3 million and $1.2 million during the three months ended June 30, 2024 and 2023, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, Distributor Support Subscription (“DSS”) fees, and other service revenue) decreased $0.5 million, or 5%, to $10.2 million for three months ended June 30, 2024 from $10.7 million for the three months ended June 30, 2023. The $0.5 million decrease was primarily due to a decrease of $0.7 million in rentals as a result of lower utilization, a decrease of $0.2 million in revenue from our distributor support services as this revenue is no longer reported by us, and DSS service fees are reported as Other income and a decrease of $0.2 million in revenue from our FPP contracts, partially offset by an increase of $0.6 million in spare parts revenue during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Refer to Note 13— Commitments and Contingencies— Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements for information related to the distributor support services business in connection with our Reorganization during Fiscal 2024.

Sales to Lone Star Power Solutions, LLC, Cal Microturbine, E-Finity Distribution Generation and Optimal Group Australia Pty Ltd, accounted for 16%, 13%, 11% and 11% of our revenue for the three months ended June

30, 2024, respectively. Sales to Horizon Power Systems, Optimal Group Australia Pty Ltd and E-Finity Distribution Generation, accounted for 15%, 13% and 10% of our revenue for the three months ended June 30, 2023, respectively.

Gross Profit. Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $3.8 million, or 24% of revenue for the three months ended June 30, 2024, compared to a gross profit of $3.4 million, or 14% of revenue for the three months ended June 30, 2023. The $0.4 million increase was primarily the result of increases in product pricing and relatively increased revenue from our higher margin parts and service revenue, and lower inventory and warranty charges, partially offset by higher direct material costs and production and service center labor and overhead expenses. Effective March 2024, we increased our sales prices and are negotiating with vendors to reduce material costs.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended June 30,
	2024	2023
Gross Profit
Product and accessories	$(0.6)	$(1.0)
As a percentage of product and accessories revenue	(11)%	(7)%

Parts, services and rentals	$4.4	$4.4
As a percentage of parts, services and rentals revenue	43%	41%

Total gross profit	$3.8	$3.4
As a percentage of total revenue	24%	14%

The improvement of $0.4 million in product and accessories gross profit was primarily due to higher product pricing and product mix during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Product and accessories gross margin as a percentage of product and accessories revenue decreased to (11)% during the three months ended June 30, 2024, from (7)% during the three months ended June 30, 2023, primarily due to lower margin product revenue in the three months ended June 30, 2024. Parts, services and rentals gross margin as a percentage of parts and service revenue increased to 43% during the three months ended June 30, 2024, compared to 41% during the three months ended June 30, 2023, primarily as a result of increases in parts prices and lower overhead costs in the three months ended June 30, 2024.

Research and Development (“R&D”) Expenses. R&D expenses were $0.5 million and $0.7 million during the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.2 million, or 29%, was primarily due to lower labor costs incurred during the three months ended June 30, 2024.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses were $6.8 million during the three months ended June 30, 2024 and 2023.

Interest Expense. Interest Expense for the three months ended June 30, 2024 and 2023 was $1.0 million and $1.7 million, respectively. The decrease in interest expense was primarily due to a lower average debt balance during the first quarter of Fiscal 2025 as a result of the Reorganization compared to the $51.0 million pre-petition debt balance during the first quarter of Fiscal 2024. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash increased $1.9 million during the three months ended June 30, 2024, primarily due to net cash provided by operating activities, partially offset by cash used in investing activities.

Operating Activities During the three months ended June 30, 2024, $2.1 million was provided by cash in our operating activities, which consisted of a net loss for the period of $3.9 million, partially offset by changes in operating assets and liabilities of $2.8 million and non-cash adjustments (primarily representing depreciation and amortization, non-cash lease expenses and paid-in-kind (“PIK”) interest) of $3.2 million. During the three months ended June 30, 2023, $4.8 million in cash was used in our operating activities, which consisted of a net loss for the period of $5.7 million, changes in operating assets and liabilities of $1.2 million and non-cash adjustments (primarily representing depreciation and amortization, non-cash lease expenses and stock-based compensation expense) of $2.1 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in thousands):

	Three Months Ended June 30,
	2024	2023
Net loss	$(3,937)	$(5,679)
Non-cash operating activities(1)	3,207	2,102
Changes in operating assets and liabilities:
Accounts receivable	(809)	(1,941)
Inventories	262	2,401
Accounts payable and accrued expenses	3,805	3,624
Operating lease liability, net	(989)	(626)
Prepaid expenses, other current assets and other assets	851	(597)
Factory protection plan liability	(940)	356
Other changes in operating assets and liabilities	642	(4,442)
Net cash provided by (used) in operating activities	$2,092	$(4,802)
(1)	Represents changes in depreciation and amortization, non-cash lease expenses, PIK interest, stock-based compensation expense and inventory, warranty and credit loss provisions.

The change in non-cash operating activities during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily driven by an increase in paid-in-kind interest expense related to the interest incurred since issuing the Notes in December 2023. The change in accounts receivable was primarily the result of lower revenue levels and timing of collections during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The change in inventory was primarily the result of an increase in finished goods during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The change in accounts payable and accrued expenses was primarily due to lower payments to vendors during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The change in other operating assets and liabilities during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to the increases in deferred revenue attributable to customer deposits, FPP contracts and the DSS program.

Investing Activities Net cash used in investing activities of $0.1 million and $2.2 million during the three months ended June 30, 2024 and 2023, respectively, was primarily due to investment in operating and rental fleet assets during the three months ended June 30, 2024 and 2023.

Financing Activities Net cash used in financing activities during the three months ended June 30, 2024 and 2023 was for repayment of notes payable and lease obligations.

Debt Refer to Note 11— Debt in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our notes.

Lease Commitments Refer to Note 14— Leases in the Notes to Condensed Consolidated Financial Statements for information related to our leases.

Going Concern In connection with preparing the Condensed Consolidated Financial Statements for the three months ended June 30, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our financial statements. As of June 30, 2024, we had cash of $4.0 million and a working capital deficit of $12.0 million. We incurred a net loss of $3.9 million during the three months ended June 30, 2024.

On September 28, 2023, we filed for a prepackaged financial restructuring with our Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws. We emerged from Bankruptcy on December 7, 2023 (“Emergence”) and effected a financial and organizational restructuring. However, given our current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding our ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended June 30, 2024.

New Accounting Pronouncements

Refer to Note 3— Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

In connection with the preparation of this Form 10-Q for the three months ended June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2024, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Material Weakness

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies — Legal Matters, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved. The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. In addition, the Company and certain of its former and current directors and officers are a party to several material legal proceedings. The outcome of litigation is inherently uncertain. If one or more legal matters were to be resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The risks described  are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

(a)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC

	By:	/s/ JOHN J. JURIC
John J. Juric
Chief Financial Officer
(Principal Financial Officer)
Date: October 17, 2024