Form 10-Q
period 2024-09-30
Capstone Green Energy Holdings, Inc.
filed 2024-11-12
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 12, 2024, the registrant had 18,540,789 shares of voting common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2024	2024
Assets
Current Assets:
Cash	$2,713	$2,085
Accounts receivable, net of allowances of $3,712 at September 30, 2024 and $3,287 at March 31, 2024	8,633	6,552
Inventories	19,877	20,642
Prepaid expenses and other current assets	4,172	5,449
Total current assets	35,395	34,728
Property, plant, equipment and rental assets, net	22,428	25,854
Finance lease right-of-use assets	4,089	4,391
Operating lease right-of-use assets	10,326	12,279
Non-current portion of inventories	3,206	3,917
Other assets	2,862	3,037
Total assets	$78,306	$84,206
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$21,108	$18,212
Accrued salaries and wages	1,147	1,220
Accrued warranty reserve	1,145	1,437
Deferred revenue, current	9,267	11,183
Finance lease liability, current	926	964
Operating lease liability, current	3,991	4,041
Factory protection plan liability	5,566	7,259
Exit new money notes, net of discount, current	—	28,911
Total current liabilities	43,150	73,227
Deferred revenue, non-current	617	675
Finance lease liability, non-current	1,854	2,300
Operating lease liability, non-current	6,604	8,527
Exit new money notes, net of discount, non-current	30,855	—
Other non-current liabilities	264	264
Total liabilities	83,344	84,993
Commitments and contingencies (Note 13)
Temporary equity:
Redeemable noncontrolling interests	13,859	13,859
Stockholders’ deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized, and none issued	—	—
Common stock, $.001 par value; 59,400,000 shares authorized, 18,540,789 shares issued and outstanding at September 30, 2024 and March 31, 2024	18	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at September 30, 2024 and March 31, 2024	1	1
Additional paid-in capital	955,254	955,145
Accumulated deficit	(974,170)	(969,810)
Total stockholders’ deficiency	(18,897)	(14,646)
Total liabilities, temporary equity and stockholders' deficiency	$78,306	$84,206

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue, net:
Product and accessories	$11,270	$15,092	$16,631	$28,299
Parts, services and rentals	11,452	13,276	21,733	23,972
Total revenue, net	22,722	28,368	38,364	52,271
Cost of goods sold:
Product and accessories	10,589	15,332	16,549	29,462
Parts, services and rentals	5,123	7,781	11,019	14,117
Total cost of goods sold	15,712	23,113	27,568	43,579
Gross profit	7,010	5,255	10,796	8,692
Operating expenses:
Research and development	592	653	1,139	1,318
Selling, general and administrative	6,400	9,160	13,183	15,964
Total operating expenses	6,992	9,813	14,322	17,282
Income (loss) from operations	18	(4,558)	(3,526)	(8,590)
Other income (loss), net	622	(4)	1,213	6
Interest income	1	41	3	99
Interest expense	(1,039)	(1,822)	(2,017)	(3,519)
Reorganization items, net	—	453	—	453
Loss before provision (benefit) for income taxes	(398)	(5,890)	(4,327)	(11,551)
Provision (benefit) for income taxes	25	(3)	33	15
Net loss	$(423)	$(5,887)	$(4,360)	$(11,566)

Net loss per share of common stock and non-voting common stock—basic and diluted	$(0.02)	$(0.32)	$(0.23)	$(0.63)
Weighted average shares used to calculate basic and diluted net loss per share of common stock and non-voting common stock	19,049	18,492	19,049	18,457

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

(In thousands, except share amounts)
(Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional		Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, March 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,145	$(969,810)	$(14,646)
Stock-based compensation	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	(3,937)	(3,937)
Balance, June 30, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,202	(973,747)	(18,526)
Stock-based compensation	—	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	—	(423)	(423)
Balance, September 30, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,254	$(974,170)	$(18,897)

			Non-Voting		Additional				Total
	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2023	18,511,555	$18	—	$—	$955,228	$(977,202)	117,014	$(2,139)	$(24,095)
Vested restricted stock awards	39,923	—	—	—	11	—	8,771	(11)	—
Stock-based compensation	—	—	—	—	306	—	—	—	306
Net loss	—	—	—	—	—	(5,679)			(5,679)
Balance, June 30, 2023	18,551,478	18	—	—	955,545	(982,881)	125,785	(2,150)	(29,468)
Vested restricted stock awards	10,743	—	—	—	4	—	3,730	(4)	—
Issuance of non-voting common stock	—	—	508,475	1	—	—	—	—	1
Stock awards to Board of Directors	97,275	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	81	—	—	—	81
Net loss	—	—	—	—	—	(5,887)	—	—	(5,887)
Balance, September 30, 2023	18,659,496	$18	508,475	$1	$955,630	$(988,768)	129,515	$(2,154)	$(35,273)

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,360)	$(11,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,076	1,960
Amortization of financing costs and discounts	35	29
Paid-in-kind interest expense	1,909	162
Non-cash lease expense	1,953	1,564
Provision for credit loss expense	414	—
Inventory write-down	458	341
(Benefit) provision for warranty expenses	(223)	232
Stock-based compensation	109	387
Non-cash reorganization items, net	—	(453)
Changes in operating assets and liabilities:
Accounts receivable	(2,870)	(1,942)
Inventories	2,831	7,656
Prepaid expenses, other current assets and other assets	1,452	168
Accounts payable and accrued expenses	2,896	2,329
Operating lease liability, net	(1,973)	(1,551)
Accrued salaries and wages and long-term liabilities	(73)	53
Accrued warranty reserve	(69)	(76)
Deferred revenue	(1,974)	(8,513)
Factory protection plan liability	(1,693)	(133)
Net cash provided by (used in) operating activities	898	(9,353)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(162)	(3,917)
Net cash used in investing activities	(162)	(3,917)
Cash Flows from Financing Activities:
Proceeds from three-year term note	—	3,000
Repayment of finance lease obligations	(108)	(65)
Net cash provided by (used in) financing activities	(108)	2,935
Net increase (decrease) in Cash	628	(10,335)
Cash, Beginning of Period	2,085	12,839
Cash, End of Period	$2,713	$2,504
Supplemental Disclosures of Non-Cash Information:
Acquisition of property and equipment through accounts payable	$—	$680
Settlement of lease liabilities through accounts receivable	$375	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$447
Rental assets transferred to inventory	$1,813	$—

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Organization

Capstone Green Energy Holdings, Inc. (f/k/a Capstone Turbine International, Inc.), along with its consolidated operating subsidiary Capstone Green Energy LLC (the “Operating Subsidiary”) is a provider of customized microgrid solutions, on-site resilient Energy-as-a-Service (“EaaS”) solutions, and on-site energy technology systems focused on helping customers around the globe solve the “Energy Trilemma” of resiliency, sustainability, and affordability. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. The Company’s inverter-based technologies solve resiliency by being able to seamlessly connect to the electric grid or be the backbone of a localized microgrid. The Company’s Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. Through the EaaS business line the Company offers build, own, operate and maintain (“BOOM”) as well as energy rental solutions utilizing the Company’s microturbine energy systems. The Company offers comprehensive factory protection plan service contracts that limit life-cycle costs, as well as providing aftermarket spare parts. The Company’s emerging business line is Hydrogen Energy Solutions. Through the Hydrogen Energy Solutions business line, the Company offers customers the ability to run on hydrogen blended fuel source. Because this is still an emerging offering, Hydrogen Energy Solutions revenue has been immaterial to date.

Historically, the business described above was conducted by Capstone Green Energy Corporation, which was organized in 1988 and has been commercially producing its microturbine generators since 1998. In connection with the emergence from Chapter 11 Bankruptcy (the “Chapter 11 Bankruptcy”) on December 7, 2023 (the “Effective Date”), Capstone Green Energy Corporation was reorganized (the “Reorganization”) and became a privately-held company (“Reorganized PrivateCo”). Capstone Turbine International, Inc., a former wholly owned subsidiary of Capstone Green Energy Corporation, which was incorporated in Delaware on June 10, 2004, became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. The Operating Subsidiary was also formed as part of the Reorganization.

As a result of the delay in filing the Company’s periodic reports with the Securities Exchange Commission (“SEC”) and the requirements relating to Market Value of Listed Securities (“MVLS”), the Company was unable to comply with the Nasdaq listing standards. The Company’s common stock was suspended from trading on the Nasdaq Capital Market effective October 5, 2023 and formally delisted effective October 23, 2023. The Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 on October 17, 2024, and with the filing, the Company became current with all of its periodic filings with the SEC.

All references in these footnotes to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries for the three and six months ended September 30, 2023 and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of September 30, 2024 and March 31, 2024 and for the three and six months ended September 30, 2024.

2. Basis of Presentation, Significant Accounting Policies and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2024 was derived from audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on September 26, 2024. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

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

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three months and six ended September 30, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of September 30, 2024, the Company had cash of $2.7 million and a working capital deficit of $7.8 million. The Company incurred a net loss of $4.4 million during the six months ended September 30, 2024.

On September 28, 2023, the Company filed for a prepackaged financial restructuring with its Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws. The Company emerged from bankruptcy on December 7, 2023 and effected a financial and organizational restructuring. However, given its current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended September 30, 2024.

3. Recently Issued Accounting Pronouncements

Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280). This update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this update revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024— i.e., beginning with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2025 and interim periods thereafter. Early adoption is permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The adoption of this guidance will impact the Company’s disclosures only. The Company is in the process of assessing the effect adoption will have on its annual consolidated financial statement disclosure.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024— i.e., beginning with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2026 and interim periods thereafter. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

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

In accordance with Accounting Standard Codification (“ASC”) 326, the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the current expected credit losses (“CECL”) on a quarterly basis.

Changes in the CECL allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2024	$3,287
Provision for credit loss	414
Recoveries	11
Balance, September 30, 2024	$3,712

E-Finity Distributed Generation (“E-Finity”), Arctic Energy Inc. (“Arctic”) and Lone Star Power Solutions, LLC (“Lone Star”), three of the Company’s domestic distributors, and GET/CWS Limited, one of the Company’s international customers, accounted for 21%, 14%, 10% and 11% of revenue for the three months ended September 30, 2024, respectively. E-Finity and Cal Microturbine, two of the Company’s domestic distributors, accounted for 21% and 11% of revenue for the three months ended September 30, 2023, respectively. E-Finity and Lone Star accounted for 17% and 13% of revenue for the six months ended September 30, 2024, respectively. E-Finity and Cal Microturbine accounted for 16% and 10% of revenue for the six months ended September 30, 2023, respectively.

Additionally, GET/CWS Limited accounted for 29% of net accounts receivable as of September 30, 2024. Supernova Energy Services SAS (“Supernova”), one of the Company’s international distributors, and Capstone Engineered Solutions (“CES”), one of the Company’s domestic distributors, accounted for 14% and 11% of net accounts receivable as of March 31, 2024, respectively. The Company recorded a credit loss expense of $0.3 million and zero during the three months ended September 30, 2024 and 2023, respectively. The Company recorded a credit loss expense of $0.4 million and zero during the six months ended September 30, 2024 and 2023, respectively.

5. Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	September 30,	March 31,
	2024	2024
Raw materials	$21,848	$23,779
Finished goods	1,235	780
Total	23,083	24,559
Less: non-current portion	(3,206)	(3,917)
Total inventory, net non-current portion	$19,877	$20,642

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2024 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,176
25 to 36 months	2,030
Total	$3,206

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	September 30,	March 31,
	2024	2024
Machinery, equipment, automobiles and furniture	$14,933	$14,921
Leasehold improvements	8,889	8,889
Molds and tooling	3,476	3,476
Rental assets	29,747	31,762
Total property, plant, equipment and rental assets	57,045	59,048
Less: accumulated depreciation	(34,617)	(33,194)
Total Property, plant, equipment and rental assets, net	$22,428	$25,854

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $1.1 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense for property, plant, equipment and rental assets was $2.1 million and $2.0 million for the six months ended September 30, 2024 and 2023, respectively.

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

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into Operating Subsidiary Common Units (“Common Units”) at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.50% of the Common Units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.50% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into Common Units as of September 30, 2024.

Additionally, the Preferred Units provide the holder with a put option to sell the shares to the Operating Subsidiary and the Liquidation Preference provides the holder with the option to exchange the Preferred Units for cash (together, the “Features”).

The holder of the noncontrolling interest hold a liquidation preference that protects the holder from absorbing losses. The Company incurred a net loss of $0.4 million and $4.4 million during the three and six months ended September 30, 2024, respectively, therefore, there were no earnings to allocate to Operating Subsidiary.

The fair value of $1.23 and $1.33 per Preferred Unit at September 30, 2024 and March 31, 2024, respectively,  below were determined through the use of an option-pricing method (“OPM”) that treats the common and preferred units as call options on the enterprise value of the Company with exercise prices based on the liquidation preference of the preferred units. The OPM incorporated multiple thresholds that represent future change of control sale prices where the payout structure would differ based on the rights and preferences of each share class. The OPM used was the Black-Scholes Merton (“BSM”) model to price the call option, which includes the below variables. The enterprise value utilized by the Company in the OPM represents the value agreed upon by the parties involved in the restructuring as approved by the Bankruptcy Court:

	September 30,	March 31,
	2024	2024
Fair value of common units	$1.04	$1.15
Dividend yield	—%	—%
Volatility	96.5%	93.0%
Risk-free interest rate	3.6%	4.2%
Expected term	5.7 years	6.2 years

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value, if that value exceeds the initial fair value, to equal the maximum redemption value to retained earnings. The initial fair value was $13.9 million. Subsequent remeasurements of fair value have not exceeded the initial fair value; therefore, no adjustments have been made prior to the current period. The remeasurement as of September 30, 2024 resulted in a fair value of $12.8 million, which does not exceed the initial fair value; therefore, an adjustment to the carrying value was not recorded.

8. Fair Value Measurements

The FASB has established a framework for measuring fair value using GAAP. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

9. Balance Sheet Information

Prepaid Expenses and Other Assets

As of September 30, 2024, the Company had $2.3 million of royalty-related assets remaining recorded within the Prepaid expenses and other current assets and Other assets line items on the accompanying Condensed Consolidated Balance Sheets. The assets are being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of products. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of C200 System unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of September 30, 2024.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	September 30,	March 31,
	2024	2024
Other royalty-related current assets	$124	$124
Other royalty-related non-current assets	2,180	2,239
Total royalty-related assets	$2,304	$2,363
Prepaid vendor inventory	2,491	3,417
Prepaid insurance	790	908
Deposits	360	366
Prepaid taxes	589	397
Other assets	500	1,035
Total Prepaid expenses, and other current assets and Other assets	$7,034	$8,486

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of (in thousands):

	September 30,	March 31,
	2024	2024
Trade payables	$18,753	$15,095
Accrued professional fees	578	2,827
Accrued commissions	174	148
Accrued service claims	177	278
Other	1,426	(136)
Total Accounts payable and accrued expenses	$21,108	$18,212

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

Changes in the accrued warranty reserve consisted of the following (in thousands):

	September 30,	March 31,
	2024	2024
Balance, beginning of the year	$1,437	$1,576
Standard warranty (benefit) provision	(223)	32
Deductions for warranty claims	(69)	(171)
Balance, end of the period	$1,145	$1,437

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

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The scheduled maturities of the Company’s debt are as follows as of September 30, 2024:

Year Ending March 31,
2025 (remainder of fiscal year)	$—
2026	7,676
2027	23,364
2028	—
2029	—
Thereafter	—
Total principal payments and debt maturities	31,040
Less unamortized issuance costs	(185)
Net principal payments and debt maturities	$30,855

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

On March 27, 2024, the Company obtained a waiver from the Purchaser and the Collateral Agent in anticipation of default on March 31, 2024. The waiver granted was specific to the $1.0 million consolidated adjusted EBITDA covenant for the measurement date of March 31, 2024, and covered the period through June 30, 2024. There can be no assurance that the Purchase and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Exit Notes. The Company has the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Exit Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. The Company believes it is probable the consolidated liquidity and consolidated adjusted EBITDA financial covenants discussed below will be satisfied for all measurement dates in the upcoming 12 months. Accordingly, the Exit New Money Notes, net of discount were reclassified to a non-current liability on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024. As of September 30, 2024, the Company is in compliance with all financial covenants.

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

As of September 30, 2024, the Company has an outstanding Exit Notes balance of $30.9 million, comprised of $21.1 million of Exit Roll Up Notes, (includes accrued interest of $1.1 million), $7.0 million of Exit New Money Notes and $2.9 million of total PIK interest, less debt issuance costs of $0.2 million. Debt issuance costs in relation to the Exit New Money Notes and the Exit Roll Up Notes are being amortized over the term at an effective interest rate of 12.35% as of September 30, 2024.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Microturbine Products	$10,885	$14,468	$16,147	$27,475
Accessories	385	624	484	824
Total Product and Accessories	11,270	15,092	16,631	28,299

Parts and Services	7,923	9,637	15,822	17,303
Rentals	3,529	3,639	5,911	6,669
Total Revenue	$22,722	$28,368	$38,364	$52,271

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
United States	$15,855	$17,313	$24,786	$28,847
Mexico	1,126	2,519	1,618	3,243
All other North America	107	116	137	687
Total North America	17,088	19,948	26,541	32,777
Total Europe	1,527	4,414	4,951	11,320
Asia	394	1,073	896	1,767
Australia	215	331	1,917	3,329
All other	3,498	2,602	4,059	3,078
Total Revenue	$22,722	$28,368	$38,364	$52,271

Contract Balances

The Company’s deferred revenues consist of advance payments for microturbine products, parts, accessories and FPP contracts, as well as advance payments on service obligations and extended warranties. Deferred revenue is included in Deferred revenue, current and Deferred revenue, non-current liability line items on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	September 30,	March 31,
	2024	2024
Opening balance, beginning of the year	$11,858	$24,189
Closing balance, end of the period	$9,884	$11,858
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,656	$16,527

Deferred revenue attributed to FPP contracts represent the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of September 30, 2024, approximately $3.8 million of revenue is expected to be recognized from the remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $3.2 million of these remaining performance obligations over the next 12 months and the balance of $0.6 million will be recognized thereafter.

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

13. Commitments and Contingencies

Purchase Commitments

As of September 30, 2024, the Company had firm commitments to purchase inventories of approximately $22.2 million through Fiscal 2026. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On the Effective Date, Operating Subsidiary entered into a Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary (the “Reorganized PrivateCo Services Agreement”). The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide the Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees). The Company reported $0.7 and $1.3 million of DSS service fees in Other income, net, during the three and six months ended September 30, 2024.

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

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result in and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2024, no significant inventories of this nature were held at distributors.

Legal Matters

Capstone Turbine Corporation v. Turbine International, LLC

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California alleging breach of contract relating to the parties’ prior distributor relationship (which terminated at the end of March 2018) and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements;  namely an accounts receivable agreement and promissory note in favor of Capstone. The Company is seeking approximately $4.8M in compensatory damages, along with injunctive relief and attorney’s fees, interest, and costs. A trial date has been set for December 2, 2024.

In 2020, the parties made a number of court filings, including answers, cross-claims, and a First Amended Complaint. Turbine Intl.’s filings were against Capstone, and individually against Mr. James Crouse, Capstone’s Former Chief Revenue Officer. Capstone’s subsequent filings were against Turbine Intl., as well as its guarantors, including a related entity Hispania Petroleum SA (“Hispania”) and the principals of both entities. Currently, the defendants are without counsel. As legal entities cannot appear without counsel, the Court issued a default judgment against Turbine Intl. and struck its counterclaim. As part of the Reorganization, the Company became the party to the litigation. The Company has not recorded a liability as of September 30, 2024, as the Company is unable to estimate the possible loss or range of possible loss.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature are costly and require management to devote significant time and attention away from the ongoing operation of the business. The Company cannot predict the duration or outcome of this matter and has not recorded a liability as of September 30, 2024, as a loss cannot be reasonably estimated.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a current distributor of the Company, filed a complaint before the American Arbitration Association, seeking approximately $24.5 million in damages and alleging that the Company breached the Distributor Agreement between the parties and committed fraud in allowing another company, Capstone Engineered Solutions, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the Distribution Agreement. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damage claims to $18.8 million. On September 9, 2024, the Company filed a counterclaim against Cal Microturbine for $20.0 million, alleging various violations of the Distributor Agreement. On September 27, 2024, Cal Microturbine provided the second amendment to its complaint to increase its claims and damages to $25.0 million. The parties have completed selection of a three person arbitration panel which has provided a hearing date in June 2025, with a backup date in September 2025. The parties are pursuing mediation to potentially accelerate the conclusion of this matter. Discovery is also scheduled to being in November 2024. The Company has not recorded a liability as of September 30, 2024, as it is unable to estimate the possible loss or range of possible loss.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 based on allegedly false and misleading statements and allegedly inadequate disclosure regarding the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021 and September 22, 2023, and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Company is not a named respondent in this matter and has not engaged legal counsel.

In August 2024, Petitioners made an unprompted settlement demand. The action has been stayed since September 6, 2024 to allow the parties to explore settlement, the outcome of which such cannot be assured or reasonably estimated. The Company may incur significant legal expenses in defending the matters described above and in connection with any other potential legal matters, including expenses for the potential reimbursement of legal fees of officers and directors under Company indemnification obligations. At this point, the Company anticipates that such legal fees will not exceed the insurance deductible of $1.2 million as the defendants’ legal costs are covered under the Company’s D&O insurance coverage. The Company has not recorded a liability as of September 30, 2024, as a loss that could exceed the D&O coverage is not expected. The Company incurred legal fees against the insurance deductible of $1.2 million as of September 30, 2024.

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim

In August 2024, two filings were made by the Bibiyan Law Group against Capstone and an individual supervisory employee at Capstone (in order to retain state court jurisdiction) on behalf of current and former non-exempt California Capstone employees. Both filings allege various pay violations including failure to pay overtime wages, failure to provide meal periods and breaks, and failure to issue accurate pay statements. The first filing, which was made with the Superior Court of the State of California, requests that the Court certify the non-exempt employees as a Class. The Court has not ruled on that request. Capstone, in consultation with its legal counsel, believes that the arbitration agreements that it has in place with such current and former employees, which agreements include a class action waiver, is enforceable and will move to compel arbitration. The second filing was made with the Labor Development Workforce Agency (“Agency”). The 65 days that the Agency had to accept the claim expired last week. Accordingly, plaintiffs’ are now able to pursue the claim privately under the Private Attorney General Act (“PAGA”). However, the recent PAGA reform creates uncertainty in two areas; First, under the reform statute, a defendant can now cap its potential penalties if it conducts an audit into the alleged violations and proposes remedial action. Capstone did conduct such an audit but was unable to find any violations based on its review of the plaintiffs’ letter, its pay records, and its existing policies and procedures. However, Capstone did propose adding further training and reminders to its employees regarding correct timekeeping requirements. It is unclear whether this proposal will satisfy the requirements for the penalties cap, as the reform legislation is so new. Second, under the reform statute, once the plaintiffs’ begin to pursue the claims under PAGA, Capstone can request that the Agency conduct an early evaluation and assessment. It is unclear how the Agency will respond at this point, as the reform legislation is so new. It is notable that under PAGA, prevailing plaintiffs are required to split any recovery with the Agency, retaining only 25% of any such recovery. Notwithstanding, law firms pursue PAGA because courts have ruled that mandatory arbitration provisions are not effective against the Agency. The Company has not recorded a liability as of September 30, 2024, as the Company is unable to estimate the possible loss or range of possible loss. The Company intends to fight the claims vigorously.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a Capstone distributor in Russia, filed a lawsuit in the Superior Court of California, County of Los Angeles to recover a $0.7 million parts deposit, along with interest and legal fees. DV Energy is claiming breach of contract, restitution, breach of implied covenant of good faith and fair dealing, account stated, money had and received, open book account, unfair business practices, accounting, and conversion. The complaint relates to a deposit for a product order that Capstone was restricted from delivering due to changes in U.S. sanctions laws following Russia’s invasion of Ukraine. Capstone is disputing DV Energy’s claim on the basis that the distributor agreement clearly states that deposits are non-refundable and the Company intends to fill the order when U.S. Sanctions permits. The Company’s Distributor Agreement defines deposits as non-refundable. The value of the DV Energy deposit is recorded in the Company’s financial statements as a current liability as of September 30, 2024.

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

At September 30, 2024, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2025 (remainder of fiscal year)	$1,807	$5,510
2026	1,482	4,355
2027	—	672
2028	—	550
2029	—	286
Thereafter	—	589
Total minimum rental revenue	$3,289	$11,962

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

During the six months ended September 30, 2024, the Company did not enter into any rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. The existing rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore not included in the determination of the lease term. As of September 30, 2024, lease commitments totaled approximately 16.8 MW of microturbines and had an average term of 36 months and a total commitment value of approximately $17.6 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Finance lease costs (1)	$184	$197	$375	$401
Operating lease costs	1,324	1,317	2,687	2,223
Total lease costs	$1,508	$1,514	$3,062	$2,624
(1)Interest expense is included in finance lease costs.

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	September 30,	March 31,
	2024	2024
Finance lease right-of-use assets	$4,089	$4,391
Operating lease right-of-use assets	10,326	12,279
Total right-of-use assets	$14,415	$16,670

Finance lease liability, current	$926	$964
Operating lease liability, current	3,991	4,041
Finance lease liability, non-current	1,854	2,300
Operating lease liability, non-current	6,604	8,527
Total lease liabilities	$13,375	$15,832

Finance leases:
Weighted average remaining lease life	0.91 years	1.41 years
Weighted average discount rate	12.74%	13.00%
Operating leases:
Weighted average remaining lease life	4.35 years	4.48 years
Weighted average discount rate	12.45%	13.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$108	$714
Operating cash flows from finance leases	$19	$18
Operating cash flows from operating leases	$2,707	$2,210
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$—	$447
Operating leases	$—	$6,901

At September 30, 2024, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2025 (remainder of fiscal year)	$551	$2,673
2026	2,059	4,368
2027	251	1,747
2028	—	1,636
2029	—	1,337
Thereafter	—	1,882
Total lease payments	$2,861	$13,643
Less: imputed interest	(81)	(3,048)
Present value of lease liabilities	$2,780	$10,595

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

The Company did not have any outstanding stock options or warrants as of September 30, 2024. In addition, there were no adjustments to the carrying value of the Preferred Units for the three and six months ended September 30, 2024, as subsequent remeasurements of fair value have not exceeded the initial fair value.

16. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2024, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events, other than what has been described above, which required recognition, adjustment to or disclosure in the financial statements.

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

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries for the three and six months ended September 30, 2023 and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of September 30, 2024 and March 31, 2024 and for the three and six months ended September 30, 2024.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	our short and long-term liquidity requirements and the adequacy of our capital resources;
●	our ability to realize the anticipated benefits of our recently completed financial restructuring;
●	the restrictions imposed by the covenants contained in the Note Purchase Agreement (as defined in Note 11— Debt) and the Operating Subsidiary LLC Agreement (as defined in Note 13— Commitments and Contingencies) and our ability to comply with the financial covenants contained in the Note Purchase Agreement;
●	the impact of several recent key management changes and our ability to retain key employees following the financial restructuring;
●	risks related to the restatement of our previously issued consolidated financial statements, including costs, risks and uncertainties associated with the pending SEC investigation into the circumstances surrounding such restatement;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in the Annual Report on Form 10-K for Fiscal 2024;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	risks related to the limitation of capital available to us;
●	the impact of pending or threatened litigation;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;

●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs and sanctions caused by the changing U.S. and geopolitical environments, including the ongoing conflicts in Ukraine, Israel and Gaza;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately protect our intellectual property rights; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2024.

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

During the three months ended September 30, 2024, our net loss decreased by $5.5 million, or 93%, to $0.4 million and our basic and diluted loss per share decreased by 93% to $(0.02), compared to a $5.9 million net loss and $(0.32) net loss per share during the three months ended September 30, 2023. The decrease to net loss during the three months ended September 30, 2024, was primarily due to the $1.7 million improvement in gross profit, lower operating expenses of $2.8 million, lower interest expense of $0.8 million and an increase in other income, net of $0.6 million, partially offset by reorganization items, net of $0.5 million.

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

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Energy efficiency	59%	40%	51%	43%
Natural resources	36%	51%	36%	48%
Renewable energy	5%	9%	13%	9%

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

Backlog

Net product orders were approximately $9.2 million and $6.3 million for the three months ended September 30, 2024 and 2023, respectively. Ending backlog was approximately $10.6 million at September 30, 2024, compared to $14.2 million at March 31, 2024. The book-to-bill ratio was 0.8:1 and 0.4:1 for the three months ended September 30, 2024 and 2023, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

We offer new and remanufactured parts through our global distribution network. Service revenue in the three months ended September 30, 2024 and 2023 was approximately 23% and 19% of total revenue, respectively. Service revenue during the six months ended September 30, 2024 and 2023 was approximately 25% and 20% of total revenue, respectively.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended September 30,
	2024	2023
United States and Canada	$15.9	$17.4
Europe	1.5	4.4
Latin America	4.4	4.9
Asia and Australia	0.6	1.4
Middle East and Africa	0.3	0.3
Total Revenue	$22.7	$28.4

Revenue for the three months ended September 30, 2024 decreased $5.7 million to $22.7 million from $28.4 million for the three months ended September 30, 2023. The $5.7 million decrease was primarily driven by decreases in revenue of $2.9 million in Europe, $1.5 million in the United States and Canada, $0.8 million in Asia and Australia and $0.5 million in Latin America. The decreases in Europe, United States and Canada, Asia and Australia and Latin America were primarily due to decreases in product deliveries for projects in those regions during the three months ended September 30, 2024. Parts and services revenue was impacted by order timing and parts availability.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2024			2023
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$10.9	6.8	29	$14.5	12.2	63
Accessories	0.4			0.6
Total Product and Accessories	11.3			15.1

Parts and services	7.9			9.7
Rentals	3.5			3.6
Total Revenue	$22.7			$28.4

For the three months ended September 30, 2024, revenue from microturbine products and accessories decreased $3.8 million, or 25%, to $11.3 million from $15.1 million for the three months ended September 30, 2023. The $3.8 million decrease was primarily driven by a decrease in 5.4 megawatts shipped from 12.2 to 6.8 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Product demand was adversely affected by the restructuring as customers assessed the long-term viability of the Company. Average revenue per megawatt shipped was approximately $1.6 million and $1.2 million during the three months ended September 30, 2024 and 2023, respectively, which was the result of previously announced product price increases. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, factory protection plan (“FPP”) contracts, rentals, Distributor Support Subscription (“DSS”) fees and other service revenue) decreased $1.9 million, or 14%, to $11.4 million for three months ended September 30, 2024 from $13.3 million for the three months ended September 30, 2023. The $1.9 million decrease was primarily due to decreases in our spare parts revenue of $1.3 million and $0.6 million in DSS fees as, following the Reorganization, the DSS service fees are reported as Other income during the three months ended September 30, 2024. Refer to Note 13— Commitments and Contingencies— Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements for information related to the DSS fees in connection with the Reorganization during Fiscal 2024.

Sales to E-Finity Distributed Generation (“E-Finity”), Arctic Energy Inc. (“Arctic”) and Lone Star Power Solutions, LLC (“Lone Star”), three of our domestic distributors, and GET/CWS Limited, one of our international customers, accounted for 21%, 14%, 10% and 11% of revenue for the three months ended September 30,

2024, respectively. Sales to E-Finity and Cal Microturbine accounted for 21% and 11% of our revenue for the three months ended September 30, 2023, respectively.

Gross Profit Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $7.0 million, or 31% of revenue for the three months ended September 30, 2024, compared to a gross profit of $5.3 million, or 19% of revenue for the three months ended September 30, 2023. The increase was primarily the result of an increase in product pricing, resulting in an increase of average revenue per megawatt shipped, lower warranty charges and decreases in production and service center labor and overhead expenses. Effective March 2024, we increased our sales prices and are negotiating with vendors to reduce material costs.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended September 30,
	2024	2023
Gross Profit
Product and accessories	$0.7	$(0.2)
As a percentage of product and accessories revenue	6%	(1)%

Parts, services and rentals	$6.3	$5.5
As a percentage of parts, services and rentals revenue	55%	41%

Total gross profit	$7.0	$5.3
As a percentage of total revenue	31%	19%

The improvement of $0.9 million in product and accessories gross profit was primarily due to higher product pricing and changes in product mix during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Product and accessories gross margin as a percentage of product and accessories revenue increased to 6% during the three months ended September 30, 2024, from (1)% during the three months ended September 30, 2023, primarily due to higher product pricing in the three months ended September 30, 2024. Parts, services and rentals gross margin as a percentage of parts and service revenue increased to 55% during the three months ended September 30, 2024, compared to 41% during the three months ended September 30, 2023, primarily as a result of increases in parts prices and lower overhead costs in the three months ended September 30, 2024.

Research and Development (“R&D”) Expenses R&D expenses were $0.6 million and $0.7 million during the three months ended September 30, 2024 and 2023, respectively.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses decreased $2.8 million, or 30%, to $6.4 million for the three months ended September 30, 2024, from $9.2 million for the three months ended September 30, 2023, primarily due to unusually high legal fees incurred during the three months ended September 30, 2023 for reorganization and restatement activities, resulting in a decrease of $3.3 million and lower marketing expenses of $0.4 million, partially offset by an increase of $0.9 million in accounting expenses.

Interest Expense Interest expense for the three months ended September 30, 2024 and 2023 was $1.0 million and $1.8 million, respectively. The decrease in interest expense was primarily due to a lower average debt balance during the second quarter of Fiscal 2025 due to our Reorganization, compared to $51.0 million of indebtedness outstanding under the pre-petition notes during Fiscal 2024.

Six Months Ended September 30, 2024 and 2023

The following table summarizes our revenue by geographic markets (in millions):

	Six Months Ended September 30,
	2024	2023
United States and Canada	$24.9	$29.5
Europe	5.0	11.3
Latin America	5.2	6.1
Asia and Australia	2.8	5.1
Middle East and Africa	0.5	0.3
Total Revenue	$38.4	$52.3

Revenue for the six months ended September 30, 2024 decreased $13.9 million to $38.4 million from $52.3 million for the six months ended September 30, 2023. The $13.9 million decrease was primarily driven by decreases in revenue of $6.3 million in Europe, $4.6 million in the United States and Canada, $2.3 million in Asia and Australia and $0.9 million in Latin America, partially offset by an increase of $0.2 million in the Middle East and Africa. The decreases in Europe, the United States and Canada, Asia and Australia and Latin America were primarily due to decreases in product deliveries for projects in those regions during the six months ended September 30, 2024. The increase in the Middle East and Africa was primarily due to an increase in our revenue from our parts shipments to the region, compared to the six months ended September 30, 2023.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2024			2023
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$16.1	10.8	48	$27.5	24.2	126
Accessories	0.5			0.8
Total Product and Accessories	16.6			28.3

Parts and Services	15.8			17.4
Rentals	6.0			6.6
Total Revenue	$38.4			$52.3

For the six months ended September 30, 2024, revenue from microturbine products and accessories decreased by $11.7 million, or 41%, to $16.6 million from $28.3 million for the six months ended September 30, 2023. The $11.7 million decrease was primarily driven by a decrease of 13.4 in megawatts shipped of 10.8 from 24.2 during the six months ended September 30, 2024, compared to the six months ended September 30, 2023. Product demand was adversely affected by the restructuring as customers assess the long-term viability of the Company. Average revenue per megawatt shipped was approximately $1.5 million and $1.2 million during the six months ended September 30, 2024 and 2023, respectively, which was a result of previously announced product price increases. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals, DSS fees and other service revenue) decreased $2.2 million, or 9%, to $21.8 million for the six months ended September 30, 2024 from $24.0 million for the six months ended September 30, 2023. The $2.2 million decrease was primarily due to decreases of $0.9 million in DSS fees as DSS service fees are reported as Other income, $0.8 million in rental revenue, $0.7 million in spare parts revenue, partially offset by an increase of $0.2 million in revenue from our FPP contracts and engineering services revenue during the six months ended September 30, 2024, compared to the six months ended September 30, 2023. Refer to Note 13— Commitments and Contingencies— Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements for information related to the distributor support services business in connection with our Reorganization during Fiscal 2024.

E-Finity and Lone Star accounted for 17% and 13% of revenue for the six months ended September 30, 2024, respectively. E-Finity and Cal Microturbine accounted for 16% and 10% of revenue for the six months ended September 30, 2023, respectively.

Gross Profit Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $10.8 million, or 28% of revenue for the six months ended September 30, 2024, compared to a gross profit of $8.7 million, or 17% of revenue for the six months ended September 30, 2023. The increase was primarily the result of an increase in product pricing and lower warranty and inventory charges, partially offset by higher production and service center labor and overhead expense. Effective March 2024, we increased our sales prices and are negotiating with vendors to reduce material costs.

The following table summarizes our gross profit (in millions except percentages):

	Six Months Ended September 30,
	2024	2023
Gross Profit
Product and accessories	$0.1	$(1.2)
As a percentage of product and accessories revenue	—%	(4)%

Parts, services and rentals	$10.7	$9.9
As a percentage of parts, services and rentals revenue	49%	41%

Total gross profit	$10.8	$8.7
As a percentage of total revenue	28%	17%

The improvement of $1.3 million in product and accessories gross profit was primarily due to higher product pricing and changes in product mix during the six months ended September 30, 2024, compared to the six months ended September 30, 2023.

Product and accessories gross margin as a percentage of product and accessories revenue increased to 0% during the six months ended September 30, 2024, from (4)% during the six months ended September 30, 2023, primarily due to higher product pricing in the six months ended September 30, 2024. Parts, services and rentals gross margin as a percentage of parts and service revenue increased to 49% during the six months ended September 30, 2024, compared to 41% during the six months ended September 30, 2023 primarily as a result of increases in parts prices and lower overhead costs in the six months ended September 30, 2024.

Research and Development (“R&D”) Expenses R&D expenses were $1.1 million and $1.3 million during the six months ended September 30, 2024 and 2023, respectively. The decrease of $0.2 million, or 14%, was primarily due to lower labor and supplies costs incurred during the six months ended September 30, 2024.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses decreased $2.8 million, or 17%, to $13.2 million for the six months ended September 30, 2024, from $16.0 million for the six months ended September 30, 2023, primarily due to unusually high legal fees incurred during the six months ended September 30, 2023 for reorganization and restatement activities, resulting in a decrease of $2.7 million, lower marketing and consulting expenses of $1.4 million and $0.6 million, respectively, partially offset by an increase of $1.8 million in accounting expenses.

Interest Expense Interest Expense for the six months ended September 30, 2024 and 2023 was $2.0 million and $3.5 million, respectively. The decrease in interest expense was primarily due to a lower average debt balance during the six months ended September 30, 2024 due to our Reorganization, compared to $51.0 million of indebtedness outstanding under the pre-petition notes during Fiscal 2024.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash increased $0.6 million during the six months ended September 30, 2024, primarily due to net cash provided by operating activities, partially offset by cash used in investing and financing activities.

Operating Activities During the six months ended September 30, 2024, $0.9 million in cash was provided by our operating activities, which consisted of a net loss for the period of $4.4 million and changes in operating assets and liabilities of $1.5 million, partially offset by non-cash adjustments (primarily representing depreciation and amortization, non-cash lease expenses and paid-in-kind (“PIK”) interest) of $6.7 million. During the six months ended September 30, 2023, we used $9.4 million in cash for our operating activities, which consisted of a net loss for the period of $11.6 million and changes in operating assets and liabilities of $2.0 million, partially offset by non-cash adjustments (primarily representing depreciation and amortization, non-cash lease expense, non-cash reorganization items, net, stock-based compensation, inventory and warranty provision) of $4.2 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in thousands):

	Six Months Ended September 30,
	2024	2023
Net loss	$(4,360)	$(11,566)
Non-cash operating activities(1)	6,731	4,222
Changes in operating assets and liabilities:
Accounts receivable	(2,870)	(1,942)
Inventories	2,831	7,656
Accounts payable and accrued expenses	2,896	2,329
Operating lease liability, net	(1,973)	(1,551)
Prepaid expenses, other current assets and other assets	1,452	168
Factory protection plan liability	(1,693)	(133)
Other changes in operating assets and liabilities	(2,116)	(8,536)
Net cash provided by (used in) operating activities	$898	$(9,353)
(1)	Represents changes in depreciation and amortization, non-cash lease expenses, PIK interest, stock-based compensation expense, non-cash reorganization items, net, and inventory, warranty and credit loss provisions.

The change in non-cash operating activities during the six months ended September 30, 2024, compared to the six months ended September 30, 2023, was primarily due to an increase in PIK interest of $1.7 million related to the issuance of the Exit Notes during Fiscal 2024 and a decrease in non-cash reorganization expenses of $0.5 million that was not incurred during the six months ended September 30, 2024.

The $2.8 million of cash provided from inventory during the six months ended September 30, 2024, was primarily the result of improved supply chain management and reduced lead times for parts, compared to the $7.7 million of cash provided from inventory during the six months ended September 30, 2023, primarily due to the reduction in finished goods inventory levels. The change in accounts receivable was primarily the result of delayed collections during the six months ended September 30, 2024, compared to the six months ended September 30, 2023. The change in accounts payable and accrued expenses was primarily due to an increase in payments to vendors during the six months ended September 30, 2024, compared to the six months ended September 30, 2023. The change in other operating assets and liabilities during the six months ended September 30, 2024, compared to the six months ended September 30, 2023, was primarily due to the decreases in deferred revenue attributable to customer deposits and the removal of the DSS service fees.

Investing Activities Net cash used in investing activities of $0.2 million and $3.9 million during the six months ended September 30, 2024 and 2023, respectively, was primarily due to investments in operating and rental fleet assets, respectively.

Financing Activities Net cash used in financing activities during the six months ended September 30, 2024 was used for repayment of finance lease obligations. Net cash provided by financing activities during the six months ended September 30, 2023 was primarily the result of net cash of $3.0 million received from the issuance of additional pre-petition senior secured notes.

Debt Refer to Note 11— Debt in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our notes.

Lease Commitments Refer to Note 14— Leases in the Notes to Condensed Consolidated Financial Statements for information related to our leases.

Going Concern In connection with preparing the Condensed Consolidated Financial Statements for the six months ended September 30, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our financial statements. As of September 30, 2024, we had cash of $2.7 million, and a working capital deficit of $7.8 million. We incurred a net loss of $4.4 million during the six months ended September 30, 2024.

On September 28, 2023, we filed for a prepackaged financial restructuring with our Senior Lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws. We emerged from bankruptcy on December 7, 2023 and effected a financial and organizational restructuring. However, given our current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding our ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended September 30, 2024.

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

In connection with the preparation of this Form 10-Q for the three and six months ended September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2024, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

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

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

**Furnished herewith

(a)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

	By:	/s/ JOHN J. JURIC
John J. Juric
Chief Financial Officer
(Principal Financial Officer)
Date: November 12, 2024