Form 10-Q
period 2024-12-31
Capstone Green Energy Holdings, Inc.
filed 2025-02-14
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-15957

Capstone Green Energy Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1514270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16640 Stagg Street Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)

818-734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	CGEH	OTC Pink

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of February 13, 2025, the registrant had 18,540,789 shares of voting common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2024	2024
Assets
Current Assets:
Cash	$3,314	$2,085
Accounts receivable, net as of allowances of $535 at December 31, 2024 and $3,287 as of March 31, 2024	11,426	6,552
Inventories	19,413	20,642
Prepaid expenses and other current assets	3,805	5,449
Total current assets	37,958	34,728
Property, plant, equipment and rental assets, net	21,058	25,854
Finance lease right-of-use assets	3,938	4,391
Operating lease right-of-use assets	9,321	12,279
Non-current portion of inventories	3,295	3,917
Other assets	2,791	3,037
Total assets	$78,361	$84,206
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$17,603	$18,212
Accrued salaries and wages	1,053	1,220
Accrued warranty reserve	1,080	1,437
Deferred revenue, current	15,332	11,183
Finance lease liability, current	595	964
Operating lease liability, current	3,775	4,041
Factory protection plan liability	6,298	7,259
Exit new money notes, net of discount, current	7,845	28,911
Total current liabilities	53,581	73,227
Deferred revenue, non-current	609	675
Finance lease liability, non-current	1,933	2,300
Operating lease liability, non-current	5,806	8,527
Exit new money notes, net of discount, non-current	23,851	—
Other non-current liabilities	264	264
Total liabilities	86,044	84,993
Commitments and contingencies (Note 13)
Temporary equity:
Redeemable noncontrolling interests	13,859	13,859
Stockholders’ deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized, and none issued	—	—
Common stock, $.001 par value; 59,400,000 shares authorized, 18,540,789 shares issued and outstanding at December 31, 2024 and March 31, 2024	18	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at December 31, 2024 and March 31, 2024	1	1
Additional paid-in capital	955,313	955,145
Accumulated deficit	(976,874)	(969,810)
Total stockholders’ deficiency	(21,542)	(14,646)
Total liabilities, temporary equity and stockholders' deficiency	$78,361	$84,206

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue, net:
Product and accessories	$8,272	$5,165	$24,903	$33,464
Parts, services and rentals	11,876	9,435	33,610	33,407
Total revenue, net	20,148	14,600	58,513	66,871
Cost of goods sold:
Product and accessories	9,072	6,575	25,622	36,037
Parts, services and rentals	6,082	5,007	17,101	19,124
Total cost of goods sold	15,154	11,582	42,723	55,161
Gross profit	4,994	3,018	15,790	11,710
Operating expenses:
Research and development	744	579	1,882	1,897
Selling, general and administrative	6,313	9,749	19,496	25,713
Total operating expenses	7,057	10,328	21,378	27,610
Loss from operations	(2,063)	(7,310)	(5,588)	(15,900)
Other income, net	364	53	1,577	59
Interest income	4	7	6	106
Interest expense	(986)	(1,100)	(3,003)	(4,619)
Reorganization items, net	—	32,589	—	33,042
Income (loss) before provision (benefit) for income taxes	(2,681)	24,239	(7,008)	12,688
Provision (benefits) for income taxes	23	(1)	56	14
Net income (loss)	(2,704)	24,240	(7,064)	12,674

Net income (loss) per share of common stock and non-voting common stock—basic and diluted	$(0.14)	$1.27	$(0.37)	$0.68
Weighted average shares used to calculate basic and diluted net income (loss) per share of common stock and non-voting common stock	19,049	19,047	19,049	18,655

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

(In thousands, except share amounts)
(Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional		Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, March 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,145	$(969,810)	$(14,646)
Stock-based compensation	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	(3,937)	(3,937)
Balance, June 30, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,202	(973,747)	(18,526)
Stock-based compensation	—	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	—	(423)	(423)
Balance, September 30, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,254	(974,170)	(18,897)
Stock-based compensation	—	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	—	(2,704)	(2,704)
Balance, December 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,313	$(976,874)	$(21,542)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, March 31, 2023	—	$—	18,511,555	$18	—	$—	$955,228	$(977,202)	117,014	$(2,139)	$(24,095)
Vested restricted stock awards	—	—	39,923	—	—	—	11	—	8,771	(11)	—
Stock-based compensation	—	—	—	—	—	—	306	—	—	—	306
Net loss	—	—	—	—	—	—	—	(5,679)			(5,679)
Balance, June 30, 2023	—	—	18,551,478	18	—	—	955,545	(982,881)	125,785	(2,150)	(29,468)
Vested restricted stock awards	—	—	10,743	—	—	—	4	—	3,730	(4)	—
Issuance of non-voting common stock	—	—	—	—	508,475	1	—	—			1
Stock awards to Board of Directors	—	—	97,275	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	81	—	—	—	81
Net loss	—	—	—	—	—	—	—	(5,887)	—	—	(5,887)
Balance, September 30, 2023	—	—	18,659,496	18	508,475	1	955,630	(988,768)	129,515	(2,154)	(35,273)
Vested restricted stock awards	—	—	10,808	—	—	—	—	—	—	—	—
Cancellation of Capstone Green Energy Corporation stock	—	—	(18,670,392)	(18)	(508,475)	(1)	(2,154)	—	(129,515)	2,154	(19)
Issuance of Capstone Green Energy Holdings, Inc. stock	—	—	18,540,877	18	508,475	1	—	—	—	—	19
Preferred units issued, subject to possible redemption	10,449,863	13,859	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,670	—	—	—	1,670
Net income	—	—	—	—	—	—	—	24,240	—	—	24,240
Balance, December 31, 2023	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,146	$(964,528)	—	$—	$(9,363)

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(7,064)	$12,674
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,023	3,001
Amortization of financing costs and discounts	71	49
Paid-in-kind interest expense	2,714	1,100
Non-cash lease expense	2,957	2,482
Provision for credit loss expense	621	—
Inventory provision	639	552
Provision (benefit) for warranty expenses	(203)	143
Stock-based compensation	168	2,057
Non-cash reorganization items, net	—	(35,255)
Changes in operating assets and liabilities:
Accounts receivable	(6,066)	981
Inventories	4,279	6,638
Prepaid expenses, other current assets and other assets	1,887	(1,029)
Accounts payable and accrued expenses	(606)	(4,646)
Operating lease liability, net	(2,988)	(2,464)
Accrued salaries and wages and long-term liabilities	(166)	59
Accrued warranty reserve	(154)	(126)
Deferred revenue	4,083	(5,752)
Factory protection plan liability	(961)	(2,527)
Net cash provided by (used in) operating activities	2,234	(22,063)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(841)	(4,551)
Net cash used in investing activities	(841)	(4,551)
Cash Flows from Financing Activities:
Proceeds from debtors-in-process facility	—	12,000
Proceeds from three-year term note	—	3,000
Proceeds from exit new money note	—	3,000
Debt issuance costs	—	(244)
Repayment of finance lease obligations	(164)	(115)
Net cash provided by (used) in financing activities	(164)	17,641
Net increase (decrease) in Cash	1,229	(8,973)
Cash, Beginning of Period	2,085	12,839
Cash, End of Period	$3,314	$3,866
Supplemental Disclosures of Cash Flow Information:
Interest	$97	$1,620
Income taxes	$100	$14
Supplemental Disclosures of Non-Cash Information:
Right-of-use assets obtained in exchange for lease obligations	$—	$7,348
Rental assets transferred to inventory	$3,067	$—
Rental assets capitalized from prepaids	$—	$623
Settlement of lease liabilities through accounts receivable	$572	$502
Conversion of inventory to rental assets	$—	$280
Paid-in-kind debt discount in connection with the three-year term note	$—	$500

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

As a result of past delays in filing the Company’s periodic reports with the Securities Exchange Commission (the “SEC”) and the requirements relating to Market Value of Listed Securities (“MVLS”), the Company was unable to comply with the Nasdaq listing standards. The Company’s common stock was suspended from trading on the Nasdaq Capital Market effective October 5, 2023 and formally delisted effective October 23, 2023. The Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 on October 17, 2024, and with the filing, the Company became current with all of its periodic filings with the SEC. On January 2, 2025, the Company’s common stock was approved for trading by Financial Industry Regulatory Authority on the over-the-counter market.

All references in these footnotes to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries for the three and nine months ended December 31, 2023 and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of December 31, 2024 and March 31, 2024 and for the three and nine months ended December 31, 2024.

2. Basis of Presentation, Significant Accounting Policies and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2024 was derived from audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the

Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on September 26, 2024. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

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

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of December 31, 2024, the Company had cash of $3.3 million and a working capital deficit of $15.6 million. The Company incurred a net loss of  $7.1 million during the nine months ended December 31, 2024.

On September 28, 2023, the Company filed for a prepackaged financial restructuring with its senior lender, Goldman Sachs, under the U.S. Chapter 11 Bankruptcy laws. The Company emerged from bankruptcy on December 7, 2023 and effected a financial and organizational restructuring. Given its current cash position, lack of liquidity, limits to accessing capital and debt funding options, current economic and market risks, and the continued impact of the Chapter 11 Bankruptcy and the Reorganization on customer and vendor relationships, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended December 31, 2024.

3. Recently Issued Accounting Pronouncements

Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280). This update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this update revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024— i.e., beginning with the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2025, and interim periods thereafter. The standard should be applied retrospectively to all prior periods presented in the financial statements. The adoption of this guidance will impact the Company’s disclosures only. The Company is in the process of assessing the effect adoption will have on its annual consolidated financial statement disclosure.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. In January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date for non-calendar year-end entities such as the Company. ASU No. 2024-03 mandates disclosures in the notes to financial statements detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are intended to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. For public business entities, ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, which for the Company will be for Fiscal 2028 and for interim reporting periods beginning with the first quarter of Fiscal 2029. The Company is in the process of assessing the effect adoption of ASU No. 2024-03 will have on its annual consolidated financial statement disclosure.

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

Changes in the CECL allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2024	$3,287
Provision for credit loss	621
Recoveries	12
Write-offs	(3,385)
Balance, December 31, 2024	$535

E-Finity Distributed Generation (“E-Finity”), Lone Star Power Solutions, LLC (“Lone Star”) and Cal Microturbine, three of the Company’s domestic distributors, accounted for 15%, 14% and 11% of revenue for the three months ended December 31, 2024, respectively. Cal Microturbine accounted for 17% of revenue for the three months ended December 31, 2023. E-Finity and Lone Star accounted for 16% and 13% of revenue for the nine months ended December 31, 2024, respectively. E-Finity and Cal Microturbine accounted for 14% and 11% of revenue for the nine months ended December 31, 2023, respectively.

Additionally, Pan American Energy SL, one of the Company’s international direct customers, Cal Microturbine, Lone Star and E-Finity accounted for 16%, 15%, 14% and 12% of accounts receivable as of December 31, 2024, respectively. Supernova Energy Services SAS (“Supernova”), one of the Company’s international distributors, and Capstone Engineered Solutions (“CES”), one of the Company’s national accounts, accounted for 14% and 11% of accounts receivable as of March 31, 2024, respectively. The Company recorded a credit loss expense of $0.2 million and zero during the three months ended December 31, 2024 and 2023, respectively. The Company recorded a credit loss expense of $0.6 million and zero during the nine months ended December 31, 2024 and 2023, respectively.

5. Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	December 31,	March 31,
	2024	2024
Raw materials	$21,800	$23,779
Work in process	173	—
Finished goods	735	780
Total	22,708	24,559
Less: non-current portion	(3,295)	(3,917)
Total inventory, net non-current portion	$19,413	$20,642

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2024 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,378
25 to 36 months	1,917
Total	$3,295

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	December 31,	March 31,
	2024	2024
Machinery, equipment, automobiles and furniture	$14,954	$14,921
Leasehold improvements	8,889	8,889
Molds and tooling	3,476	3,476
Rental assets	28,551	31,762
Total property, plant, equipment and rental assets	55,870	59,048
Less: accumulated depreciation	(34,812)	(33,194)
Total property, plant, equipment and rental assets, net	$21,058	$25,854

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.9 million and $1.0 million for the three months ended December 31, 2024 and 2023, respectively. Depreciation expense for property, plant, equipment and rental assets was $3.0 million and $3.0 million for the nine months ended December 31, 2024 and 2023, respectively.

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

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into Operating Subsidiary Common Units (“Common Units”) at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.50% of the Common Units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.50% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into Common Units as of December 31, 2024.

Additionally, the Preferred Units provide the holder with a put option to sell the shares to the Operating Subsidiary and the Liquidation Preference provides the holder with the option to exchange the Preferred Units for cash (together, the “Features”).

The holder of the noncontrolling interest hold a liquidation preference that protects the holder from absorbing losses. The Company incurred a net loss of $2.7 million and $7.1 million during the three and nine months ended December 31, 2024, respectively, therefore, there were no earnings to allocate to Operating Subsidiary.

The fair value of $1.32 and $1.33 per Preferred Unit at December 31, 2024 and March 31, 2024, respectively, below were determined through the use of an option-pricing method (“OPM”) that treats the common and preferred units as call options on the enterprise value of the Company with exercise prices based on the liquidation preference of the preferred units. The OPM incorporated multiple thresholds that represent future change of control sale prices where the payout structure would differ based on the rights and preferences of each share class. The OPM used was the Black-Scholes Merton (“BSM”) model to price the call option, which includes the below variables. The enterprise value utilized by the Company in the OPM represents the value agreed upon by the parties involved in the restructuring as approved by the Bankruptcy Court:

	December 31,	March 31,
	2024	2024
Fair value of common units	$1.15	$1.15
Dividend yield	—%	—%
Volatility	105.0%	93.0%
Risk-free interest rate	4.4%	4.2%
Expected term	5.4 years	6.2 years

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value, if that value exceeds the initial fair value, to equal the maximum redemption value to retained earnings. The initial fair value was $13.9 million. Subsequent remeasurements of fair value have not exceeded the initial fair value; therefore, no adjustments have been made prior to the current period. The remeasurement as of December 31, 2024 resulted in a fair value of $13.8 million, which does not exceed the initial fair value; therefore, an adjustment to the carrying value was not recorded.

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

Basis for Valuation

The carrying values reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and the exit notes approximate their fair values because of the immediate or short-term maturities of these financial instruments. The fair value of the Company’s Exit Notes (as defined below) on the date of issuance approximated their carrying value based on a comparable market yield analysis completed by the Company. Financial and non-financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value at each reporting period and include the Company’s Preferred Units. The Company used the BSM model (Level 3) with standard valuation inputs to value the Preferred Units as detailed in Note 7— Temporary Equity.

9. Balance Sheet Information

Prepaid Expenses and Other Assets

As of December 31, 2024, the Company had $2.3 million of royalty-related assets remaining recorded within the Prepaid expenses and other current assets and Other assets line items on the accompanying Condensed Consolidated Balance Sheets. The assets are being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of products. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected C200 System units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of C200 System unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of December 31, 2024.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	December 31,	March 31,
	2024	2024
Other royalty-related current assets	$124	$124
Other royalty-related non-current assets	2,156	2,239
Total royalty-related assets	$2,280	$2,363
Prepaid vendor inventory	2,229	3,417
Prepaid insurance	605	908
Deposits	341	366
Prepaid taxes	736	397
Other assets	405	1,035
Total Prepaid expenses, and other current assets and Other assets	$6,596	$8,486

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of (in thousands):

	December 31,	March 31,
	2024	2024
Trade payables	$14,540	$15,095
Accrued professional fees	732	2,827
Accrued commissions	690	148
Other	1,641	142
Total Accounts payable and accrued expenses	$17,603	$18,212

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

Changes in the accrued warranty reserve consisted of the following (in thousands):

	December 31,	March 31,
	2024	2024
Balance, beginning of the year	$1,437	$1,576
Standard warranty provision	(203)	32
Deductions for warranty claims	(154)	(171)
Balance, end of the period	$1,080	$1,437

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

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The scheduled maturities of the Company’s debt are as follows as of December 31, 2024:

Year Ending March 31,
2025 (remainder of fiscal year)	$—
2026	7,881
2027	23,985
2028	—
2029	—
Thereafter	—
Total principal payments and debt maturities	31,866
Less unamortized issuance costs	(170)
Net principal payments and debt maturities	$31,696

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

As of December 31, 2024, the Company has an outstanding Exit Notes balance of $31.7 million, comprised of $21.1 million of Exit Roll Up Notes, $7.0 million of Exit New Money Notes and $3.8 million of total PIK interest, less debt issuance costs of $0.2 million. Debt issuance costs in relation to the Exit New Money Notes and the Exit Roll Up Notes are being amortized over the term at an effective interest rate of 11.95% as of December 31, 2024. As of December 31, 2024, the Company was in compliance with all financial covenants.

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

Some FPPs offer labor reimbursement on the labor performed on a microturbine system. Due to the nature of the arrangement, labor reimbursements are accounted for under ASC 460. An Authorized Service Provider (“ASP”) must perform the labor. ASPs submit claims for labor reimbursements and are credited for the cost of labor if the repairs meet the Company’s prescribed standards. The Company is unable to develop a reasonable estimate of the maximum potential payout under these arrangements because the FPPs do not contain a limit on the number of labor reimbursements that may be submitted. However, given historical practice, the Company has priced the FPP to cover all costs incurred related to the labor reimbursement and is not exposed to significant losses over the FPP premium.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Microturbine Products	$7,873	$5,078	$24,021	$32,553
Accessories	399	87	882	911
Total Product and Accessories	8,272	5,165	24,903	33,464

Parts and Services	7,405	6,603	23,228	23,906
Rentals	4,471	2,832	10,382	9,501
Total Revenue	$20,148	$14,600	$58,513	$66,871

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
United States	$12,447	$8,032	$37,233	$36,879
Mexico	800	1,310	2,418	4,553
All other North America	18	526	155	1,213
Total North America	13,265	9,868	39,806	42,645
Europe	3,271	2,578	8,222	13,898
Asia	1,027	1,019	1,923	2,786
Australia	367	850	2,284	4,179
All other	2,218	285	6,278	3,363
Total Revenue	$20,148	$14,600	$58,513	$66,871

Contract Balances

The Company’s deferred revenues consist of advance payments for microturbine products, parts, accessories and FPP contracts, as well as advance payments on service obligations and extended warranties. Deferred revenue is included in Deferred revenue, current and Deferred revenue, non-current liability line items on the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	December 31,	March 31,
	2024	2024

Opening balance, beginning of the year	$11,858	$24,189
Closing balance, end of the period	$15,941	$11,858
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$4,447	$16,527

Deferred revenue attributed to FPP contracts represent the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of December 31, 2024, approximately $5.5 million of revenue is expected to be recognized from the remaining performance obligations for FPP contracts. The Company expects to recognize revenue on approximately $4.9 million of these remaining performance obligations over the next 12 months and the balance of $0.6 million will be recognized thereafter.

The Distributor Support System (“DSS”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geographic and market verticals. This program is funded by the distributors and was developed to provide improved worldwide distributor training, access to online documentation and technical publications, paperless service software, sales efficiency, website development, company branding and funding for increased strategic business-to-business marketing activities. Capstone Distributor Support Services Corporation (CDSSC), a related party, owns and operates the DSS program for the Company under a service agreement. Refer to Note 13— Commitments and Contingencies— Services Agreement between Reorganized PrivateCo and Operating Subsidiary for further details.

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

13. Commitments and Contingencies

Purchase Commitments

As of December 31, 2024, the Company had firm commitments to purchase inventories of approximately $23.8 million through Fiscal 2027. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

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

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On the Effective Date, Operating Subsidiary entered into a Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary (the “Reorganized PrivateCo Services Agreement”). The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide the Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees). The Company reported $0.4 and $1.7 million of DSS service fees in Other income, net, during the three and nine months ended December 31, 2024, respectively.

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

Service Agreement with CFGI

On January 12, 2024, the Company entered into a services agreement with CFGI, pursuant to which CFGI provides third party accounting consultancy services to the Company. A related person who is the son of John Juric, our Chief Financial Officer, is a staff employee at CFGI.  We have been advised that, under the CFGI compensation policy, Mr. Juric’s son is being paid a commission related to the fees paid by the Company during the first year of the engagement. The Company incurred service fee expense of $1.2 million and paid services fees of $0.9 million to CFGI for the 12-month period ending December 31, 2024. The related party received commission compensation of $16,000 during the 12-month period ended December 31, 2024.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result in and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2024, no significant inventories of this nature were held at distributors.

Legal Matters

Capstone Turbine Corporation v. Turbine International, LLC

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California alleging breach of contract relating to the parties’ prior distributor relationship (which terminated at the end of March 2018) and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements; namely an accounts receivable agreement and promissory note in favor of Capstone. The Company is seeking approximately $4.8M in compensatory damages, along with injunctive relief and attorney’s fees, interest, and costs. While the Court set a trial date for December 31, 2024, it subsequently ordered default judgments against Turbine International and struck its counterclaim, then ordered default judgements against the remaining defendants. The ability of Capstone to collect on the judgement is unclear, as the defendants are overseas or without U.S.-based assets. No liability was required to be recorded by the Company as of December 31, 2024, as the Company has prevailed in the legal matters.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company is cooperating with the SEC in connection with its investigation. Investigations of this nature are costly and require management to devote considerable time and attention away from the ongoing operation of the business. The Company cannot predict the duration or outcome of this matter and has not recorded a liability as of December 31, 2024, as a loss cannot be reasonably estimated.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a current distributor of the Company, filed a complaint before the American Arbitration Association, seeking approximately $24.5 million in damages and alleging that the Company breached the Distributor Agreement between the parties and committed fraud in allowing another company, to sell, rent and service turbines in Cal Microturbine’s exclusive territory under the Distribution Agreement. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damage claims to $18.8 million. On September 9, 2024, the Company filed a counterclaim against Cal Microturbine for $20.0 million, alleging various violations of the Distributor Agreement. On September 27, 2024, Cal Microturbine provided the second amendment to its complaint to increase its claims and damages to $25.0 million. The parties have completed selection of a three-person arbitration panel which set a hearing date in June 2025, with a backup date of September 2025. The parties engaged in mediation in November and December 2024, and they are in settlement discussions. Discovery, which was scheduled to begin in November 2024, has been stayed until the parties conclude mediation and their settlement discussions. A termination notice of the Distributor Agreement was issued on December 8, 2024, and has been extended while settlement discussions are ongoing. The Company has not recorded a liability as of December 31, 2024, as it is unable to estimate the possible loss or range of any possible loss.

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

In August 2024, Petitioners made an unprompted settlement demand. The action has been stayed since September 6, 2024 as the parties explored settlement. Expenses up to the $1.2 million amount have either been incurred or accrued.

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim

In August 2024, two filings were made by the Bibiyan Law Group against Capstone and an individual supervisory employee at Capstone (to retain state court jurisdiction) on behalf of current and former non-exempt California Capstone employees. Both filings allege various pay violations including failure to pay overtime wages, failure to provide meal periods and breaks, and failure to issue accurate pay statements. The first action was filed with the Superior Court of the State of California and requests that the Court certify the non-exempt employees as a Class. The Court has not ruled on that request. Notably, Capstone has arbitration agreements in place with such current and former employees, which agreements include a class action waiver that it believes is enforceable. Accordingly, Capstone has moved that the Court compel arbitration, which Plaintiffs have opposed. The parties await the Court’s decision on the motion. The second filing was made with the Labor Development Workforce Agency (“Agency”). As the 65 days that the Agency had to accept the claim expired, Plaintiffs are able to pursue the claim privately under the Private Attorney General Act (“PAGA”). It is expected the Plaintiffs will file under PAGA if the Court rules to compel arbitration since mandatory arbitration provisions are not effective against the Agency. It is notable that recent PAGA reform creates uncertainty in two areas. First, under the reform statute, a defendant can now cap its potential penalties if it conducts an audit into the alleged violations and proposes remedial action. Capstone did conduct such an audit based on its review of the plaintiffs’ letter, its pay records, and its existing policies and procedures. The audit did not reveal any deficiencies. Second, under the reform statute, once the Plaintiffs begin to pursue the claims under PAGA, Capstone can request that the Agency conduct an early evaluation and assessment. It is unclear how the Agency will respond to Capstone’s request. The Company has not recorded a liability as of December 31, 2024, as the Company is unable to estimate the possible loss or range of any possible loss. The Company intends to fight the claims vigorously.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a Capstone distributor in Russia, filed a lawsuit in the Superior Court of California, County of Los Angeles to recover a $0.7 million parts deposit, along with interest and legal fees. Among other things, DV Energy alleges breach of contract associated with a deposit that it made for a product order that Capstone was unable to deliver to it due to the imposition of U.S. sanctions following Russia’s invasion of Ukraine. DV Energy originally was an unsecured creditor in Capstone’s bankruptcy proceeding, but during settlement negotiations, DV Energy filed a complaint in state court. Capstone is disputing DV Energy’s state court claim based upon the terms of the contract. The Chapter 11 Bankruptcy court ordered the parties to reach a resolution on DV Energy’s claim as a pre-condition of closing the bankruptcy cases. As a result, the Chapter 11 Bankruptcy matters remain open. Interrogatories, discovery and settlement discussion pertaining to the state court litigation are ongoing. The parties continue settlement discussions. The value of the DV Energy deposit is recorded in the Company’s financial statements as a current liability as of December 31, 2024.

14. Leases

Lessor

The Company rents microturbine equipment to its customers for terms up to thirty-nine months with an extension option, which may impact the lease term. Monthly rental payments are fixed; however, the leases may include variable payments for fuel, excess labor, additional equipment, or technician labor and engineering support. As further described below, the Company rents certain microturbine equipment back from customers and subleases this equipment to end users as a part of its Energy-as-a-Service business.

At December 31, 2024, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2025 (remainder of fiscal year)	$860	$2,781
2026	1,369	4,900
2027	—	672
2028	—	550
2029	—	286
Thereafter	—	792
Total minimum rental revenue	$2,229	$9,981

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

During the nine months ended December 31, 2024, the Company did not enter into any rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. The existing rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore not included in the determination of the lease term. As of December 31, 2024, lease commitments totaled approximately 18.4 megawatts of microturbines and had an average term of 36 months and a total remaining commitment value of approximately $9.7 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Finance lease costs (1)	$177	$207	$552	$608
Operating lease costs	1,324	1,362	4,011	3,585
Total lease costs	$1,501	$1,569	$4,563	$4,193
(1)Interest expense is included in finance lease costs.

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	December 31,	March 31,
	2024	2024
Finance lease right-of-use assets	$3,938	$4,391
Operating lease right-of-use assets	9,321	12,279
Total right-of-use assets	$13,259	$16,670

Finance lease liability, current	$595	$964
Operating lease liability, current	3,775	4,041
Finance lease liability, non-current	1,933	2,300
Operating lease liability, non-current	5,806	8,527
Total lease liabilities	$12,109	$15,832
Finance leases:
Weighted average remaining lease life	0.66 years	1.41 years
Weighted average discount rate	12.77%	13.00%
Operating leases:
Weighted average remaining lease life	4.34 years	4.48 years
Weighted average discount rate	12.40%	13.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$736	$764
Operating cash flows from finance leases	$98	$33
Operating cash flows from operating leases	$4,041	$3,568
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$—	$447
Operating leases	$—	$6,901

At December 31, 2024, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2025 (remainder of fiscal year)	$278	$1,339
2026	2,052	4,368
2027	252	1,747
2028	—	1,636
2029	—	1,337
Thereafter	—	1,882
Total lease payments	$2,582	$12,309
Less: imputed interest	(54)	(2,728)
Present value of lease liabilities	$2,528	$9,581

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

The Company did not have any outstanding stock options or warrants as of December 31, 2024. In addition, there were no adjustments to the carrying value of the Preferred Units for the three and nine months ended December 31, 2024, as subsequent remeasurements of fair value have not exceeded the initial fair value.

16. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2024, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events, other than what has been described above, which required recognition, adjustment to or disclosure in the financial statements.

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

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries for the three and nine months ended December 31, 2023 and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of December 31, 2024 and March 31, 2024 and for the three and nine months ended December 31, 2024.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	our short and long-term liquidity requirements and the adequacy of our capital resources;
●	our ability to realize the anticipated benefits of our financial restructuring completed in December 2023;
●	the restrictions imposed by the covenants contained in the Note Purchase Agreement (as defined in Note 11— Debt) and the Operating Subsidiary LLC Agreement (as defined in Note 13— Commitments and Contingencies) and our ability to comply with the financial covenants contained in the Note Purchase Agreement;
●	the impact of several recent key management changes and our ability to retain key employees following the financial restructuring completed in December 2023;
●	risks related to the restatement of our previously issued consolidated financial statements, including costs, risks and uncertainties associated with the pending SEC investigation into the circumstances surrounding such restatement;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for Fiscal 2024;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	risks related to the limitation of capital available to us;
●	the impact of pending or threatened litigation;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;

●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	changes to trade regulation, quotas, duties or tariffs and sanctions caused by the changing U.S. and geopolitical environments, including the tariffs proposed by the current administration and the ongoing conflicts in Ukraine, Israel and Gaza;
●	corruption risks in the markets where our products are sold;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately develop and protect our intellectual property rights; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2024.

Furthermore, new risks may emerge from time to time and it is not possible for us to predict all risks, nor can we assess the impact of all factors on the business or the extent to which any factor, or combination of factors, may cause actual results, performance or achievement to differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date of this Form 10-Q. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information or future events or otherwise. Readers should not place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

During the three months ended December 31, 2024, we had a net loss of $2.7 million and a basic and diluted net loss per share of $0.14 compared to net income of $24.2 million and basic and diluted net income per share of $1.27 during the three months ended December 31, 2023. The change in net income (loss) was primarily due to the non-recurring positive effect of the  reorganization items of $32.6 million recognized during the three months ended December 31, 2023, offset by an improved gross profit of $2.0 million, driven by a $5.5 million revenue increase, $3.3 million lower total operating expense, $0.3 million increase in other income, and $0.1 million of lower interest expense as compared to the three months ended December 31, 2023.

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

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Energy efficiency	77%	38%	60%	41%
Natural resources	18%	43%	30%	48%
Renewable energy	5%	13%	10%	10%
Transportation	—	6%	—	1%

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines are designed to maximize the availability of usable energy to provide a significant economic advantage to our customers while reducing their on-site emissions. CHP and CCHP can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30% to approximately 85% for hot water and chilled water to as much as 90% or more for some steam and direct drying applications. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs and industrial waste.

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

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high -demand power users, including high technology, health care and information systems facilities, require higher levels of reliability in their power generation service. The majority of microturbine-based distributed generation installations have powered through hurricanes with little or no downtime. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies (“UPS”) to protect critical loads from power disturbances along with back-up diesel generators for extended outages. We offer an alternative solution where our microturbines can also be installed along with a rotary UPS to provide a complete line interactive continuous power solution. In this case, the microturbines remain in grid connect mode while the rotary UPS stabilizes the utility voltage and provides a seamless transfer from operation connected to the grid to operation isolated from the grid.

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

Backlog

Net product orders were approximately $24.1 million and $5.9 million for the three months ended December 31, 2024 and 2023, respectively. Ending backlog was approximately $26.8 million at December 31, 2024, compared to $14.2 million at March 31, 2024. The book-to-bill ratio was 3.05:1 and 1.2:1 for the three months ended December 31, 2024 and 2023, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

A portion of the backlog is subject to project schedules and supply chain limitations, whist are outside the control of the Company. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

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

We offer new and remanufactured parts through our global distribution network. Parts and Services revenue in the three months ended December 31, 2024 and 2023 was approximately 37% and 46% of total revenue, respectively. Parts and Services revenue during the nine months ended December 31, 2024 and 2023 was approximately 40% and 35% of total revenue, respectively.

4.	Product Robustness and Life Cycle Maintenance Costs We continue to invest in enhancements that relate to high performance and high reliability. An important element of our continued innovation and product strategy is to focus on the engineering of our product hardware and electronics to make them work together more effectively and deliver improved microturbine performance, reliability and low maintenance costs to our customers.
5.	New Product Development Our new product development is targeted specifically to meet the needs of our selected vertical markets. We expect that our existing product platforms, the C65, C200, C600, C800 and C1000S Series microturbines, will be our foundational product lines for the foreseeable future. Our research and development project portfolio are centered on enhancing the features of these base products.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to inventories, credit losses and redeemable noncontrolling interests valuations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 describe the significant accounting estimates used in the preparation of our Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended December 31, 2024 and 2023

The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended December 31,
	2024	2023
United States and Canada	$12.4	$8.6
Europe	3.3	2.6
Latin America	2.9	1.5
Asia and Australia	1.4	1.9
Middle East and Africa	0.1	—
Total Revenue	$20.1	$14.6

Revenue for the three months ended December 31, 2024 increased $5.5 million to $20.1 million from $14.6 million for the three months ended December 31, 2023. The $5.5 million increase was primarily driven by increases in revenue of $3.8 million in the United States and Canada, $1.4 million in Latin America and $0.7 million in Europe, offset by a decrease in revenue of $0.5 million in Asia and Australia. The increases in the United States and Canada, Latin America and Europe was due to increased microturbine product, parts and rental demand. The decrease in Asia and Australia were primarily due to decreases in product deliveries for projects in those regions during the three months ended December 31, 2024.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended December 31,
	2024			2023
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$7.9	6.5	28	$5.1	4.4	27
Accessories	0.3			0.1
Total Product and Accessories	8.2			5.2

Parts and services	7.4			6.6
Rentals	4.5			2.8
Total Revenue	$20.1			$14.6

For the three months ended December 31, 2024, revenue from microturbine products and accessories increased $3.0 million, or 58%, to $8.2 million from $5.2 million for the three months ended December 31, 2023. The $3.0 million increase was driven primarily by a 2.1 megawatts shipped increase during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Average revenue per megawatt shipped was approximately $1.3 million and $1.2 million during the three months ended December 31, 2024 and 2023, respectively. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, factory protection plan (“FPP”) contracts, rentals, and other service revenue) increased $2.5 million, or 27%, to $11.9 million for three months ended December 31, 2024 from $9.4 million for the three months ended December 31, 2023. The $2.5 million increase was primarily due to increases in our part shipments and rentals due to our growing EaaS business line as our distributors increase their sales. Parts and services revenue also increased due to order timing and improved parts availability.

E-Finity Distributed Generation (“E-Finity”), Lone Star Power Solutions, LLC (“Lone Star”) and Cal Microturbine, three of our domestic distributors, accounted for 15%, 14% and 11% of revenue for the three months ended December 31, 2024, respectively. Cal Microturbine, accounted for 17% of revenue for the three months ended December 31, 2023.

Gross Profit Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $5.0 million, or 25% of revenue for the three months ended December 31, 2024, compared to a gross profit of $3.0 million, or 21% of revenue for the three months ended December 31, 2023. The improvement was primarily the result of an increase in product sales volume and pricing, lower warranty charges and decreases in production and service center labor and overhead expenses. Effective March 2024, we increased our sales prices and are negotiating with vendors to reduce material costs.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended December 31,
	2024	2023
Gross Profit
Product and accessories	$(0.8)	$(1.4)
As a percentage of product and accessories revenue	(10)%	(27)%

Parts, services and rentals	$5.8	$4.4
As a percentage of parts, services and rentals revenue	49%	47%

Total gross profit	$5.0	$3.0
	25%	21%

The improvement of $0.6 million in product and accessories gross profit was primarily due to an increasing revenue per megawatt, as a result of previously announced product price increases, while decreasing the cost per megawatt.

Product and accessories gross margin as a percentage of product and accessories revenue increased to (10)% during the three months ended December 31, 2024, from (27)% during the three months ended December 31, 2023, primarily due to increased megawatts sold and a favorable product sales mix for the three months ended December 31, 2024. Parts, services and rentals gross margin as a percentage of parts and service revenue increased to 49% during the three months ended December 31, 2024, compared to 47% during the three months ended December 31, 2023, primarily as a result of increased gross profit of $1.8 million of rentals the three months ended December 31, 2024.

Research and Development (“R&D”) Expenses R&D expenses were $0.7 million and $0.6 million during the three months ended December 31, 2024 and 2023, respectively.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses decreased $3.4 million, or 35%, to $6.3 million for the three months ended December 31, 2024, from $9.7 million for the three months ended December 31, 2023, primarily due to a $2.4 million reduction of legal and accounting fees for the restatement and restructuring activities and a $1.4 million decrease in stock-based compensation expense.

Interest Expense Interest expense for the three months ended December 31, 2024 and 2023 was $1.0 million and $1.1 million, respectively, reflecting a decline in interest rates.

Nine Months Ended December 31, 2024 and 2023

The following table summarizes our revenue by geographic markets (in millions):

	Nine Months Ended December 31,
	2024	2023
United States and Canada	$37.4	$38.1
Europe	8.2	13.9
Latin America	8.1	7.6
Asia and Australia	4.2	7.0
Middle East and Africa	0.6	0.3
Total Revenue	$58.5	$66.9

Revenue for the nine months ended December 31, 2024, decreased $8.4 million to $58.5 million from $66.9 million for the nine months ended December 31, 2023. The $8.4 million decrease was primarily driven by decreases in revenue of  $5.7 million in Europe, $2.8 million in Asia and Australia, and $0.7 million in the United States and Canada. The decrease was offset by an increase in revenue of $0.5 million in Latin America and $0.3 million in the Middle East and Africa. The decreases in Europe, Asia and Australia and the United States and Canada were primarily due to lower product deliveries for projects in those regions during the nine months ended December 31, 2024. The increases in Latin America and in the Middle East and Africa was primarily due to an increase in our parts shipments to the region, compared to the nine months ended December 31, 2023.

The following table summarizes our revenue (revenue amounts in millions):

	Nine Months Ended December 31,
	2024			2023
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$24.0	17.3	76	$32.6	27.6	152
Accessories	0.9			0.9
Total Product and Accessories	24.9			33.5

Parts and Services	23.2			23.9
Rentals	10.4			9.5
Total Revenue	$58.5			$66.9

For the nine months ended December 31, 2024, revenue from microturbine products and accessories decreased by $8.6 million, or 26%, to $24.9 million from $33.5 million for the nine months ended December 31, 2023. The $8.6 million decrease was primarily driven by a decrease of 10.3 in megawatts shipped during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023. Average revenue per megawatt shipped was approximately $1.4 million and $1.2 million during the nine months ended December 31, 2024 and 2023, respectively, which resulted from the previously announced product price increases. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts, service and rentals revenue (which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, rentals and other service revenue) increased $0.2 million, or 1%, to $33.6 million for the nine months ended December 31, 2024, from $33.4 million for the nine months ended December 31, 2023, due to an increase in our rental and service contracts revenue of $1.0 million as a result of increased sales from our EaaS business line distributors and a $0.4 million increase in parts revenue, offset by a $1.2 million of DSS fees reported in revenue during the nine months ended December 31, 2023. Those fees are being recorded as Other Income for the nine months ended December 31, 2024.

E-Finity and Lone Star accounted for 16% and 13% of revenue for the nine months ended December 31, 2024, respectively. E-Finity and Cal Microturbine accounted for 14% and 11% of revenue for the nine months ended December 31, 2023, respectively.

Gross Profit Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $15.8 million, or 27% of revenue for the nine months ended December 31, 2024, compared to a gross profit of $11.7 million, or 18% of revenue for the nine months ended December 31, 2023. The increase was primarily the result of an increase in product pricing, parts pricing and rental pricing, lower warranty and inventory charges and lower production and service center labor and overhead expense. Effective March 2024, we increased our sales prices and are negotiating with vendors to reduce material costs.

The following table summarizes our gross profit (in millions except percentages):

	Nine Months Ended December 31,
	2024	2023
Gross Profit
Product and accessories	$(0.7)	$(2.6)
As a percentage of product and accessories revenue	(3)%	(8)%

Parts, services and rentals	$16.5	$14.3
As a percentage of parts, services and rentals revenue	49%	43%

Total gross profit	$15.8	$11.7
As a percentage of total revenue	27%	17%

Product and accessories gross margin as a percentage of product and accessories revenue increased to (3)% during the nine months ended December 31, 2024, from (8)% during the nine months ended December 31, 2023, primarily due to increased revenue per megawatt in the nine months ended December 31, 2024. Parts, services and rentals gross margin as a percentage of parts and service revenue increased to 49% during the nine months ended December 31, 2024, compared to 43% during the nine months ended December 31, 2023, primarily as a result of increases in parts price, rental price, rental utilization and lower overhead costs in the nine months ended December 31, 2024.

Research and Development (“R&D”) Expenses R&D expenses were $1.9 million during both the nine months ended December 31, 2024 and 2023.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses decreased $6.2 million, or 24%, to $19.5 million for the nine months ended December 31, 2024, from $25.7 million for the nine months ended December 31, 2023, primarily due to a $3.4 million reduction of legal and accounting fees for the restatement and restructuring activities and a $1.7 million decrease in stock-based compensation expense.

Interest Expense Interest Expense for the nine months ended December 31, 2024 and 2023 was $3.0 million and $4.6 million, respectively, resulting from the Company’s lower debt level following the December 2023 restructuring.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balance increased $1.2 million during the nine months ended December 31, 2024, primarily due to net cash provided by operating activities, partially offset by cash used in investing and financing activities.

Operating Activities During the nine months ended December 31, 2024, $2.2 million in cash was provided by our operating activities, which consisted of a net loss for the period of $7.1 million, changes in operating assets and liabilities of $0.7 million and offset by non-cash adjustments of $10.0 million. For the nine months ended December 31, 2023, $22.1 million in cash was used in operating activities, which consisted of net income of $12.7 million, non-cash adjustments of $9.4 million, offset by $35.3 million in non-cash reorganization items and $8.7 million change in operating assets and liabilities.  Non-cash charges consist of primarily of depreciation and amortization, non-cash lease expenses and paid-in-kind (“PIK”) interest, and stock-based compensation.

The following is a summary of the significant sources (uses) of cash from operating activities (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net income (loss)	$(7,064)	$12,674
Non-cash operating activities(1)	9,990	(25,871)
Changes in operating assets and liabilities:
Accounts receivable	(6,066)	981
Inventories	4,279	6,638
Accounts payable and accrued expenses	(606)	(4,646)
Operating lease liability, net	(2,988)	(2,464)
Prepaid expenses, other current assets and other assets	1,887	(1,029)
Factory protection plan liability	(961)	(2,527)
Other changes in operating assets and liabilities	3,763	(5,819)
Net cash provided by (used in) operating activities	$2,234	$(22,063)
(1)	Represents changes in depreciation and amortization, non-cash lease expenses, PIK interest, stock-based compensation expense, non-cash reorganization items, net, and inventory, warranty and credit loss provisions.

The change in non-cash operating activities during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023, was primarily due to a decrease in non-cash reorganization expenses of $35.3 million.

The $4.3 million of cash provided from inventory during the nine months ended December 31, 2024, was the result of improved supply chain management from reduced lead times for parts and the sale of rental equipment returned to inventory, compared to the $6.6 million of cash provided from inventory during the nine months ended December 31, 2023, primarily due to the reduction in finished goods inventory levels. The change in accounts receivable was primarily the result of reduced revenue and collections during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023. The change in effect of payable and accrued expenses was primarily due to establishing a normal payment rate to vendors during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023 when vendor payments were accelerated to be in line with their terms. The change in other operating assets and liabilities during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023, was primarily due to the decreases in deferred revenue attributable to customer deposits and the removal of the DSS service fees.

Investing Activities Net cash used in investing activities of $0.8 million and $4.6 million during the nine months ended December 31, 2024 and 2023, respectively, was primarily due to investments in operating and rental fleet assets, respectively.

Financing Activities Net cash used in financing activities during the nine months ended December 31, 2024, was used for repayment of finance lease obligations. The funds generated from financing activities during the nine months ended December 31, 2023 were primarily the result of $12.0 million of funding under the DIP Facility, cash of $3.0 million received from the issuance of additional pre-petition senior secured notes under the A&R Note Purchase Agreement during the second quarter of Fiscal 2024 and $3.0 million of funding under the Exit Facility during the third quarter of Fiscal 2024, partially offset by issuance costs of $0.2 million.

Debt Refer to Note 11— Debt in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our notes.

Lease Commitments Refer to Note 14— Leases in the Notes to Condensed Consolidated Financial Statements for information related to our leases.

Going Concern In connection with preparing the Condensed Consolidated Financial Statements for the nine months ended December 31, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our financial statements. As of December 31, 2024, we had cash of $3.3 million, and a working capital deficit of $15.6 million. We incurred a net loss of $7.1 million during the nine months ended December 31, 2024.

On September 28, 2023, we filed for a prepackaged financial restructuring with our senior lender, Goldman Sachs under the U.S. Chapter 11 Bankruptcy laws. We emerged from bankruptcy on December 7, 2023, and effected a financial and organizational restructuring. Given its current cash position, lack of liquidity, limits to accessing capital and debt funding options, current economic and market risks, and the continued impact of the Chapter 11 Bankruptcy and the Reorganization on customer and vendor relationships, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended December 31, 2024.

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

In connection with the preparation of this Form 10-Q for the three and nine months ended December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

Management’s Remediation Plan

Management, with the direction and oversight of the Audit Committee and the Board of Directors, is engaged in remediation actions to address the material weaknesses described above. The Company’s remediation actions include, but are not limited to the following:

●	The Company has reinforced and will continue to reinforce its tone at the top through employee meetings, CEO letters, management training and enhanced communication of the Company’s values and expected business conduct to their personnel directly from the Company’s senior leadership.
●	Management has enhanced our quarterly disclosure committee meetings to require additional communication of business activities to the appropriate finance and accounting personnel and to our Board and Audit Committee as required.
●	The Company has hired and continues to hire additional accounting and compliance personnel as is necessary to maintain an effective control environment commensurate with our financial reporting requirements. Management will continue to assess the composition of its resource needs, both internal and external, which may include hiring additional accounting and compliance resources, including engaging in third-party advisors when necessary.
●	Management has implemented a formal process to periodically review and update accounting policies.
●	Management has reviewed and refined the Company’s current accounting memorandums related to product, parts, and accessories sales and FPP service contracts to address the proper financial reporting considerations. Additionally, management has enhanced the design of and implemented controls over financial reporting for (i) systems, products, parts, and accessories sales subject to bill and hold arrangements with customers and (ii) FPP service contracts, including the cost recognition of parts and labor associated with FPP service contracts.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The risks described are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in U.S. and international trade policies, including the export and import controls and laws, particularly with regard to China, Mexico and Canada, may adversely impact our business and operating results.

While our production is located in the United States, a high percentage of our parts used in the production of our vehicles are sourced from China, Mexico and Canada. While we believe this is the best strategic business model, it also is more subject to risks associated with international trade conflicts including between the United States and such countries, particularly with respect to export and import controls and laws. During his previous administration, President Donald J. Trump advocated for greater restrictions on international trade in general, which significantly increased tariffs on certain goods imported into the United States - particularly from China. President Trump also took steps toward restricting trade in certain goods. In response, China and other countries imposed similar retaliatory tariffs and other measures and such international trade conflicts continued under the Biden administration. President Trump has spoken regularly about his desire to implement additional tariffs on foreign products during his forthcoming administration. For example, the new U.S. presidential administration has imposed and has threatened to impose tariffs on foreign imports into the United States from certain jurisdictions, including jurisdictions from which we import components of our microturbine systems.

Rising political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, increasing tariffs could impact raw material prices, the cost of component parts and transportation. Any of the foregoing could have an adverse effect on our business, prospects, financial condition and results of operations.

Our shares of common stock traded from time to time on the OTC Pink Sheet Market.

Our common stock is subject to reporting of quotation on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”) under the symbol CGEH. There is currently only a limited trading market in the Company’s shares. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

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

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

**Furnished herewith

(a)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

	By:	/s/ JOHN J. JURIC
John J. Juric
Chief Financial Officer
(Principal Financial Officer)
Date: February 13, 2025