Form 10-K
period 2025-03-31
Capstone Green Energy Holdings, Inc.
filed 2025-06-27
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

On September 30, 2024, there was no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates on such date cannot be determined.

As of June 26, 2025, the registrant had 18,839,849 shares of common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2025, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

FORM 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These include statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend” “assumes” and variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including, among others:

●the significant risks related to our substantial indebtedness and our long-term liquidity requirements following our emergence from Chapter 11 and reorganization;
●risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●our ability to continue as a going concern;
●our ability to remediate the material weakness in internal control over financial reporting disclosed in this Annual Report on Form 10-K for Fiscal 2025
●our ability to retain key personnel;
●the limited public trading market for our common stock on the OTC market; and
●other risks and uncertainties discussed in “Item 1A. Risk Factors” included in this Annual Report on Form 10-K for Fiscal 2025.

All references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries prior to the Effective Date (as defined below) and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries following the Effective Date.

PART I

Item 1. Business.

Overview

Capstone has pioneered the future of low-emissions oil free power and energy technology for almost four decades. Our very low maintenance intervals allow for high availability rates, thus making us a leader of sustainable clean energy technology solutions worldwide. Our commitment to safety, innovation and operational excellence helps set the gold standard for holistic, sustainable energy solutions that deliver results. Capstone strives to be the first choice when energy matters. We do this by providing multi-faceted energy solutions in various formats. Our bespoke solutions help solve the “Energy Trilemma” of resiliency, affordability and sustainability. Capstone’s product portfolio not only showcases our core microturbine technology but also includes other products that help clients create a holistic, clean and flexible energy solution. These solutions can integrate into either a microgrid application or into a straight-forward distributed generation solution that can also recycle the waste heat from our microturbines into useful hot water, steam and/or chilled water.

We develop, manufacture, market, sell and service microturbine-based technology solutions for use in stationary distributed power generation (“simple cycle”) applications or in distribution networks. Our microturbine technology can be used as a standalone power solution or as Combined Heat and Power (“CHP”) cogeneration and Integrated Combined Heat and Power (“ICHP”) applications where the heat recovery module is directly integrated to the microturbine package, and Combined Cooling, Heat and Power (“CCHP”), also known as tri-generation.

We offer customers a range of commercial, industrial and utility scale options tailored to their specific needs ranging from 65 kilowatts (“kW”) to multiple megawatts (“MW”). Capstone also offers complimentary ancillary products to recycle waste energy into other useful applications. We also manufacture and supply system controllers that provide complete automated system control, including electrical load following and custom logic to protect against expensive local utility demand charges. These controllers include the legacy Capstone Logic Controllers (“CLC”) and the Capstone C1000S Series (refer to “—Products” for detailed discussion of our products) system controllers.

To help clients maintain confidence in the total cost of ownership in their investment, Capstone also offers factory protection plans (“FPP”) which provide planned and unplanned maintenance coverage. For those clients who may be more capital constrained or prefer to leverage their capital back into their own businesses, Capstone also provides financial solutions under our Energy-as-a-Service (“EaaS”) offerings. Our EaaS offerings currently include four repeatable business models: (1) rental services, (2) Build, Own, Operate and Maintain (“BOOM”) and (3) power purchase agreement (“PPA”) solutions, and (4) “lease to own.”

Capstone products allow customers to produce power on-site in parallel with the local electric grid seamlessly due to our inverter-based technology, thus avoiding the addition and integration of large and costly switchgear lineups required to protect the grid. Our solutions can also run in stand-alone or “island mode” when no local electric grid is available. Several other technologies are available for use in providing “on-site power generation” or “distributed generation” but they lack the compact, high redundancy, simple installations and low maintenance intervals that Capstone microturbine products provide. Our built in or “Active Redundancy” in our C400, C600, C800, and C1000S Series (refer to “—Products” for detailed discussion of our products) systems and our low maintenance intervals are what drive our high availability factors. Reciprocating industrial engines (also known as internal combustion engines), solar photovoltaic power (“PV”), wind turbines and fuel cells can all play a role in distributed generation but are vastly different to the Capstone solution when considering redundancy, maintenance intervals, and capacity factors as all necessary components to create high available run time (“availability rate”). Due to its inverter-based technology and ability to generate power at any given time on a sustainable basis, our microturbines are one of the few technologies that can be the foundation/backbone of a set of interconnected distributed energy sources such as PV, wind, battery energy storage systems, fuel cells, etc. (a “local microgrid”). When a client’s overall sustainability and lower carbon footprint goals require integrated renewable energy and battery energy storage, operating these components in a microgrid fashion can be quite challenging due to frequently changing dynamics of the system. Capstone’s inverter-based microturbine technology is the stabilizing answer to this resiliency dilemma. This is the strength of the Capstone technology.

Our microturbine’s low maintenance intervals and fuel flexibility are optimal for remote applications where grid power either does not exist or lacks resiliency. For customers that do not have access to the local electric utility grid, microturbines provide cleaner, on-site power with fewer scheduled maintenance intervals and greater fuel flexibility than competing technologies. Examples of this are in the oil and gas space where utility power may take many years to reach the production areas; since our microturbines can run on many different types of gas, including gas with a higher amount of sulfur, known in the industry as “sour gas”, we are able to provide their local power needs and significantly reduce emissions versus flaring or traditional generation solutions used at the well head.  We have provided Capstone microturbine energy systems designed for onshore and offshore oil and gas applications with product offerings ranging from 65 kW to one MW in electric power output, which can be deployed in arrays of multiple MWs.

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

Our microturbine technology works well in remote applications where alternative fuels (e.g., biogas, LPG, butane, propane, LNG and now even 35% hydrogen blended natural gas) can be transported to the microturbine. For instance, remote island locations have found this solution to be very useful. This solution provides lower emissions, lower maintenance intervals, and needed redundancy and reliability when compared to a diesel technology alternative. In addition, our microturbines have been used to support battery charging stations for electric vehicles. The microturbine solution has become quite useful in areas where the utility is unable to support the electric demand from Electric Vehicle (“EV”) charging stations.

Our microturbines combine proprietary air bearing technology, advanced combustion technology, sophisticated power electronics, and advanced software controls to form efficient and ultra-low emission electricity and cooling and heat production systems. Because of our air bearing technology, our microturbines do not require lubricating oil, grease or traditional coolants, thus lowering the frequency of routine maintenance events whilst creating a cleaner and environmentally friendly option to alternative technologies.

Our microturbines can also be fueled by hydrogen on a 30% hydrogen / 70% natural gas mix. As part of our Research and Development (“R&D”) efforts, we are actively pursuing a microturbine running on 100% hydrogen. We have been able to demonstrate operation with 100% hydrogen in multiple lab locations and field trial with institutional industrial clients.

Our microturbines are sold primarily through global distributors and Original Equipment Manufacturers (“OEMs”). Distributors purchase our products for sale to end users and also provide service, application engineering, and installation support. Distributors also provide a variety of additional services, including engineering, application, and air permit support services in which the microturbines will be used, installation support of the products at the end users’ sites, commissioning the installed applications and providing post-commissioning service, including a FPP agreement. Our distributors perform as independent value-added resellers. OEMs integrate our products into their own product solutions.

This Annual Report on Form 10-K (this “Form 10-K”) refers to our fiscal years ending March 31 as “Fiscal” years.

Products

Our microturbines are compact, lightweight and more environmentally friendly generators of electricity, heat, and cooling as compared to competing technologies. They operate on the same principle as a jet engine using a variety of commercially available fuels. For example, our microturbines can operate on low British Thermal Unit (“BTU”) gas, which is gas with lower energy content, and can also operate on sour gas. Examples of these fuel sources include methane from facilities such as wastewater treatment plants, landfills and anaerobic digesters. Our microturbines are capable of multi-fuel configurations, which provides competitive advantages in some of our selected vertical markets. The combustor system remains the same for all fuels except for the fuel injectors, which currently vary between multiple gaseous fuels.

Our microturbines incorporate four major design features: advanced combustion technology, proprietary air bearing technology, digital power electronics and proprietary remote monitoring systems.

●	Our advanced combustion technology allows our microturbines to achieve low emissions. Our natural gas fueled C65, C200, C600, C800 and C1000S Series (as defined below) microturbines, when combined with catalyst and heat recovery, were certified by the California Air Resources Board as meeting its stringent 2007 emissions requirements—the same emissions standard used to certify fuel cells and the same emissions levels that a central power plant must satisfy. These low emission levels not only provide a more environmentally friendly product, but also simplify permitting requirements in several municipalities for continuously operated on-site power generation.
●	Our proprietary air bearing system allows the microturbine’s single moving assembly to produce power without the need for typical petroleum-based lubrication. Air bearings use a high-pressure field of air rather than petroleum lubricants. This improves reliability and reduces maintenance such as oil changes.
●	Our digital power electronics manage critical functions and monitor operations of the microturbine. Our electronic controls manage the microturbine’s speed, temperature and fuel flow and communication with external networks and building management systems. The digital power electronics coordinate with the grid when the units are operated in a grid connect mode and with the onboard battery when equipped for stand-alone mode. The digital power electronics also include the functionality of seamless transfer capabilities, ensuring the end users’ critical loads do not experience any interruption to their operation in the event of a utility power outage. All control functions are performed digitally. Performance is optimized, resulting in low emissions, high reliability, and high efficiency over a variable power range.
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

The electrical output of our units can be combined in multiple unit configurations through our system controllers and a digital communications cable to serve larger installations requiring electrical loads of multiple MWs. Our products can operate connected to the electric utility grid as a current source, on a stand-alone basis as a voltage source, multi-packed to support larger loads as a “virtual single” unit and in dual mode, where the microturbine operates connected to the electric utility grid or operates independently.

Our 65 kW (“C65”), as well as our 200 kW (“C200”) and 400 kW (“C400”), 600 kW(“C600”), 800 kW (“C800”) and 1000 kW (“C1000S Series”) grid connect and stand-alone microturbines are listed by Underwriters Laboratories (“UL”) as meeting the UL 2200 stationary engine generator standards.

We continue to comply with the most stringent grid interconnection standards throughout the world. During Fiscal 2025, we completed certification activities for VDE 4110: 2023 on the C65 model, including real world type testing and developing simulation models for our customers to meet stringent medium voltage grid standards in Germany and Austria. This complements our offering of the already certified C200 and C1000 model family on the market. For our North American market, we recently completed certification activities according to UL1741 SB and IEEE 1547 Standard for Interconnection and Interoperability of Distributed Energy Resources with Associated Electric Power Systems Interfaces, thus enabling the C200 and C1000 family to meet the most stringent interconnection requirements such as in California and Hawaii. These standards streamline the process for connecting distributed generation systems to the grid. The benefits of achieving these standards include avoiding both costly external equipment procurement requirements and extensive site-by-site and utility-by-utility analysis.

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

Power Generation Applications

Our C65 microturbine can produce enough heat to provide hot water to a 100-room hotel while also providing about one third of its typical electrical requirements. Our C200 microturbine is well suited for larger hotels, offices, commercial and industrial buildings, and wastewater treatment plants, among others. By packaging the C200 microturbine power modules into single enclosures which are available in multiple sizes and are built in similar dimensions to a standard shipping container, we have created an upgradable family of microturbine offerings from 400 kW up to 1000 kW, or 1 MW, in a compact footprint engineered to function as a single source of power. Our C1000S Series microturbines are well suited for utility substations, larger commercial and industrial facilities and remote oil and gas applications. Our 600 kW and 800 kW systems can be shipped in a five-bay configuration which allows the end-use customer to add one to two more 200 kW microturbines in the future to increase their total on-site power production from 600 kW to 1000 kW without any change to the existing site footprint, as the customer’s business power demands expand over time. Our combined C800 configuration (“C1600”) is designed to provide data centers with matching block power. When combined with our integrated cooling design, it repurposes existing power load for cooling into data hall revenue streams. We call this our

Energy Surplus Program (“Capstone ESP”) which provides data center operators with unique economic opportunities. The Capstone ESP can be scaled and sized to align with the data hall size.

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

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines can maximize the availability of usable energy to provide a significant economic advantage to our customers while reducing their on-site emissions. CHP and CCHP can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30% to approximately 85% for hot water and chilled water to as much as 90% or more for some steam and direct drying applications. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs and industrial waste.

When compared to on-site boilers, microturbines generally produce fewer commonly found air pollutants (“criteria pollutants”), such as nitrogen oxides (“NOx”), carbon monoxide (“CO”) and volatile organic compounds (“VOCs”). In fact, our CHP or CCHP system can displace local boiler emissions altogether. A high efficiency CHP or CCHP system can allow for reduced net utility costs for end users as well as improved fuel consumption. The most common uses for captured thermal energy include space heating and air conditioning, water heating and water chilling, direct-drying and steam for industrial applications. In CCHP applications, the microturbine exhaust drives an absorption chiller, which produces the chilled water necessary for air conditioning and local use. Organizations of all sizes have used the heat generated by our microturbines at the many different types of commercial and industrial applications they serve, including hotels and resorts, greenhouses, hospitals, and medical centers, as well as office buildings and large retail facilities.

During Fiscal 2025, we continued to develop our new hydrogen products with field testing of a prototype C65 operating on 100% hydrogen in the U.S. and Australia. We are continuing our research and development partnership with Argonne National Laboratory and utilizing their high-performance computing with AI technology and are optimizing higher hydrogen blend configurations, with the goal of creating a 100% hydrogen microturbine. Argonne National Laboratory is a national science and technology research laboratory operated by the University of Chicago Argonne, LLC for the United States Department of Energy. We continued collaboration with the University of California Irvine evaluating microturbine operation using hydrogen and other fuel blends. Capstone contributed to two American Society of Mechanical Engineers (“ASME”) Turbo Expo papers that presented work on C65 hydrogen fuel blends up to 100% and made plans for similar work on the C200 microturbine towards eventual production release. Capstone engaged several private partners to evaluate system optimizations to support alternatives to traditional hydrocarbon-based fuels through 100% hydrogen operation in the C200.

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including exploration, production, compression, and transmission sites, as a highly efficient and reliable source of prime power. In some cases, these oil and gas or mining operations have no access to an electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of oil and gas and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, flare gas, or associated gas, into a useable fuel to provide prime power to these sites often displacing diesel generation.

The addressable market for our microturbines in the United States shale reserves industry is significant and is expected to grow as the demand for natural gas continues to rise in the U.S. and the export of natural liquified natural gas expands. The Environmental Protection Agency (“EPA”), the Department of the Interior and other federal and state agencies continue to work to reduce the emission of hazardous air pollutants associated with natural gas development, including limitations on the flaring of excess gases. Our product sales in the natural resources market are driven by our microturbines’ reliability, emissions profile and ease of installation. However, any growth in the oil and gas sector within our natural resources market is primarily driven by oil prices.

The C65 and C200 microturbines can be configured to meet Class 1 Zone 2 hazardous location requirements for the natural resources market. Hazardous location requirements are met through third-party package ventilation changes for purging and pressurizing package air to avoid potential flammable mixtures as well as controls for emergency disconnect of fuel and electrical sources. The package can also be upgraded to stainless steel construction to withstand the often-corrosive offshore environments where these units are installed. Oil and gas customers often prefer power generation systems that offer low maintenance and high reliability in order to ensure uninterrupted production.

Renewable Energy

There is a growing transition to renewable energy sources and technologies on a global scale. Our microturbines run efficiently on renewable fuels such as methane and other biogases from landfills, wastewater treatment facilities and renewable natural gas.  They also run efficiently on other small biogas applications like food processing plants, livestock farms and agricultural green waste operations. Microturbines can burn these renewable fuels with minimal emissions, thereby, and in some cases, avoiding the imposition of penalties incurred for pollution while simultaneously producing electricity from this “free” renewable fuel source for use at the site or in the surrounding areas. Our microturbines have demonstrated effectiveness in these smaller applications and may outperform conventional combustion engines in some situations, including when the gas contains a high amount of sulfur, as sulfur can contaminate combustion engines’ lube oil leading to equipment breakdowns and higher lifecycle costs.

We offer C65 and C200 stand-alone digester gas-fueled products to the renewable energy market segment. With these products, we can target many different types of renewable energy applications, including biogas producing facilities in third world countries and in remote locations that offer a valuable fuel source for the generation of electricity. The performance of our C65 digester gas system has been routinely evaluated to ensure that the combustion system is stable from zero to 100 percent power output, thereby providing unique flexibility in operating on variable loads. Minor controller changes have been implemented to increase stability at low power levels. The ability to convert this low BTU fuel to electricity, along with the high reliability and low maintenance features of this product, make it well suited for this market segment.

Critical Power Supply

Because of the potentially catastrophic consequences of system failure, momentary or otherwise, certain high-demand power users, including high technology, health care and information systems facilities, require higher levels of reliability in their power generation service. The majority of microturbine-based distributed generation installations have powered through hurricanes with little or no downtime. To meet these customer requirements, traditional solutions utilize Uninterruptible Power Supplies to protect critical loads from power disturbances along with back-up diesel generators for extended outages.

Microgrid

A microgrid is a group of interconnected loads and distributed energy resources that acts as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, PV, wind turbines, fuel cells and battery storage.  Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines can meet the needs of microgrid end users by lowering their overall cost to operate and by providing versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. Our distribution partners have also paired our microturbines with battery storage and EV chargers to offer vehicle charging solutions.

Additionally, we have our own programmable logic control system and sensors, which interface with other building automation systems and are a key aspect of monitoring a microgrid. The use of microgrids to serve local loads helps to reduce energy losses in transmission and distribution, further increasing the efficiency of the microgrid. We have been a part of numerous successful microgrid installations worldwide ranging from a wind turbine manufacturer, ski resort, university, industrial farm, utility software company, brewery and an electrical distribution utility. Our microturbines’ functionality is to ensure energy availability for advanced microgrids before, during and immediately after disasters, such as hurricanes. They may also help reduce electrical expenditure in the years following a disaster when electric utility rates may be increased to pay for the expenses for grid infrastructure repairs and improvements associated with these disasters.

Transportation

Our technology can also be used to support the EV market by providing power solutions to vehicle charging stations. Our products can fill a void in the EV market for vehicle charging capacity and charging convenience. Our customers have applied our products in EV applications for fleets and remote location charging stations, including on mobile trailers. We are continuing to pursue global EV charging opportunities to fill the demand for power in this market segment.

AI Data Center

The data center market is increasingly turning to on-site power generation, driven by factors like grid constraints, rising electricity costs and the need for faster deployment, resilience and control over power supply. This trend is evident in the growth of on-site power solutions, the level of capital investments in this space and the increasing number of data center projects utilizing them. Capstone is developing energy solutions for the data center market with on-site power generation and cooling, which is generated from the microturbine waste heat, resulting in overall system efficiency greater than 80%. Our solutions may be further enhanced by the application of AI-capable microgrid control systems which will provide optimized energy generation to meet real-time data center power and cooling demands for resilience and operational efficiency.

Sales and Marketing

We primarily sell and market our microturbine products, parts, rentals and services through our global network of authorized Capstone distributors and OEMs.

Our Sales and Marketing teams operate as one organization. Our teams are focused on developing and managing our existing worldwide distribution channel, growing our long-term rental fleet, and leading all marketing and advertising activities as we continue building our Company into a strong and recognizable worldwide brand. We continue to fulfill rental contracts by renting unused equipment previously sold to our customers and then re-renting them to our customers and selling rental assets to build additional capital to continue to refresh and grow the rental fleet. Our existing global distribution network remains our worldwide feet-on-the-ground and our local presence.

Our worldwide Capstone authorized distribution network was developed from the ground up and has become a valuable asset, because we can reach end use customers globally. Each of our distributors is a strategically placed independent partner that markets, sells, and provides applications engineering support for our products on our behalf. In addition, distributors provide remote monitoring services, warranty support, local spare parts support, customer training and long-term service support. Through our global distribution network, we offer a comprehensive FPP to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that perform sales, applications, commissioning, and long-term service on our microturbines. Individuals who are certified are called Authorized Service Providers and must be employed by a distributor or an end user in order to perform work pursuant to an FPP. We offer to assist customers by reviewing their application and installation designs in relation to the technical requirements for proper operation of our products, such as electrical interconnections, load requirements, fuel type and pressure, cooling air flow and turbine exhaust routing. As part of the microturbine commissioning process, we also receive a checklist to confirm that the final installation adheres to our technical requirements before we accept our standard manufacturer warranty obligations. Our typical terms of sale include shipment of the products with title, care, custody, and control transferring at our dock, payment terms ranging from full payment in advance of shipment to payment in 90 days, and warranty periods of approximately 12 to 36 months from shipment depending on the product type. We typically do not have customer acceptance provisions in our agreements.

The Distributor Support System (“DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of our major geographic and market verticals. This program is funded by the distributors and was developed to provide improved worldwide distributor training, access to online documentation and technical publications, paperless service software, sales efficiency, website development, company branding and funding for increased strategic business-to-business marketing activities. The DSS program is owned and operated by Capstone Distributor Support Services Corporation (“CDSSC”), a related party, for the Company under a Services Agreement.

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

Latin America

Our target markets in Latin America are energy efficiency, renewable energy, and natural resources. Oil and gas production projects continue to be a growing market in Latin America, where we have a number of installations, and there is a high degree of interest in EaaS options.

Energy reform in Mexico, for example, has opened new market opportunities for us by allowing competition among multiple players and enabling power generation companies to sell directly to consumers instead of only to the state-owned Federal Electricity Commission. Near-shoring of industrial manufacturing, grid power shortages and low-cost natural gas also drive interest in distributed generation solutions. Expansion of the generation capacity limit for the expedited interconnection permitting process allows for faster project commissioning timelines. Our strategy is to leverage our distribution network in Mexico across various market verticals.

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

Middle East and Africa

Our target market in the Middle East and Africa is primarily oil and gas. This includes flare gas to power projects which are a particularly attractive market opportunity given the volume of gas being flared and the need for stable power in the region. Several countries have also committed to the World Bank’s Zero Routine Flaring by 2030 initiative. Management has targeted distributors and customers involved in the capture and use of flare gas in the oil and gas market. However, the geopolitical environment in parts of this region is still volatile, which can have an impact on our sales. We are not currently impacted by the conflict in Israel/Gaza.

Europe

To address the European market, we are strengthening our relationships with existing and new distributors. We have upgraded our Integrated Remanufacturing Facility in the United Kingdom to make new and remanufactured parts readily available to our distributors. Europe has a history of extensive use of distributed generation technologies. We are also seeing a resurgence in oil and gas drilling in Europe to address the fuel shortage on the continent following the destruction of the Nord Steam gas pipeline. Following Russia’s military invasion of Ukraine in February 2022, we re-evaluated our efforts in the Russian and the surrounding Commonwealth of Independent States (“CIS”) markets and have ceased exploring growth opportunities in sanctioned markets. There are opportunities in Kazakhstan and Uzbekistan where oil and gas development continues. We do, however, continue to evaluate customer orders and comply with all laws and regulations upon acceptance and before shipment. Due to the ongoing conflict between Russia and Ukraine, and the resulting economic impacts to the European and Russia region, revenue in the region was negatively impacted in Fiscal 2025.

Customers

Sales to E-Finity Distributed Generation, LLC (“E-Finity”), Lone Star Power Solutions (“Lone Star”) and Horizon Power Systems (“Horizon”), three of our domestic distributors, accounted for 13%, 12% and 11%, respectively, of our revenue for Fiscal 2025. Sales to Cal Microturbine and E-Finity accounted for 16% and 13%, respectively, of our revenue for Fiscal 2024. Additionally, Lone Star, and Optimal Group Australia (“Optimal”), one of our internation distributors, accounted for 18% and 10%, respectively, of net accounts receivable as of March 31, 2025. Supernova Energy Services SAS (“Supernova”), one of our international distributors, and Capstone Engineered Solutions (“CES”), one of our domestic distributors, accounted for 14% and 11%, respectively, of net accounts receivable as of March 31, 2024.

We recorded net credit loss expense of approximately $0.8 million during Fiscal 2025 and $0.4 million during Fiscal 2024.

Competition

The market for our products is highly competitive. Our microturbine energy systems compete with existing technologies such as reciprocating engines and with emerging distributed generation and storage technologies, including solar powered systems, wind powered systems, battery storage systems, linear generators, fuel cells and other microturbines. Many potential customers rely on the utility grid for their electrical power. Many of our distributed generation competitors are large, well established companies that derive competitive advantages from production economies of scale, worldwide presence, brand recognition and greater financial resources that they can devote to product development or promotion.

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

Reciprocating engine competitors have products and markets that are well developed and technologies that have been proven for some time. A reciprocating engine, also known as an internal combustion engine, is similar to those used in automotive applications. Reciprocating engines are popular for primary and backup power applications despite higher levels of emissions, noise and maintenance. These technologies, which in many cases have a lower up front cost than microturbines, are currently produced by Caterpillar Inc., Cummins Inc. (which entered into a joint venture with Eaton), Innio (who bought the General Electric gas engine business, which now includes Waukesha and Jenbacher gas engines), MAN SE, 2G Energy AG and Tecogen, Inc. (which now includes American DG Energy Inc.), among others.

Our products may also compete with other distributed generation and storage technologies, including solar powered systems, wind powered systems, battery energy storage systems, fuel cells, linear generations and fly wheels. Solar and wind powered systems produce no emissions and benefit from above-market contracts provided by state mandates. The main drawbacks to solar and wind powered systems are that they may not be dispatchable because of their dependence on weather conditions and the utility grid and high capital costs that can often make these systems uneconomical without government subsidies, depending upon geographic locale and application of the technology. While these systems may be paired with battery energy storage systems to operate more flexibly, affordable long duration utility scale energy storage solutions have yet to emerge. Although the market is still developing, a number of fuel cell and linear generator providers are also focused on markets similar to ours, including Ballard Power Systems Inc., Bloom Energy Corporation, Doosan Fuel Cell Co., Ltd. FuelCell Energy Inc., Plug Power Inc. and Mainspring Energy, Inc. Fuel cells and linear generators have slightly lower levels of NOx, CO, VOCs and other criteria pollutant emissions than our microturbines. However, with equivalent government incentives, microturbines would provide a better economic value to end users in most applications.

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

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We have systems installed in approximately 74 countries around the world, each of which has its own policies and regulatory framework, which are subject to change. We are affected not only by energy policies, laws, regulations, tariffs and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our products with the electric grid. Further, utility companies may charge additional fees to customers that install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems. This could make our systems less economical for our customers, thereby adversely affecting our sales and ultimately our revenue and profitability. In addition, utility rate reductions can make our products less competitive, which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change and lower their energy costs. Accordingly, we may benefit from increased government regulations that impose tighter emission standards, particularly on burning coal and fuel oil and fuel efficiency, as long as gas combustion technology solutions are not excluded.

Government funding can impact the rate of development of new technologies or improvements to existing technologies. We continue to engage with federal and state policymakers to support government programs that promote the deployment of our low emission and energy efficient products. Competing new technologies have historically received larger incentives and development funding than microturbines. However, the U.S. Department of Energy continues to fund the development and testing of distributed power generation with low carbon fuels, like hydrogen. Flexible CHP could provide additional generating capacity when grid demand increases, or renewable resources are not available. As more intermittent renewable resources are added to the electric grid, grid operators need access to additional dispatchable generation capacity to ensure an adequate and stable power supply. Capstone’s system controllers could provide this automated response capability to allow for participation in grid services markets, where permitted.

In the United States, the Inflation Reduction Act update to the Federal Investment Tax Credit (ITC) for CHP and microturbines has transitioned to the “technology neutral” net-zero eligibility requirement. The ITC is thus no longer available for CHP projects powered by natural gas or biogas unless the project met safe harbor requirements by December 31, 2024. Bonus depreciation rules allow businesses to immediately deduct 40% of eligible property placed in service in calendar year 2025, ramping down to 20% by the end of 2026. At the state level, an expansion of natural gas pipeline infrastructure may provide pipeline compression station power opportunities. Efforts to incentivize building electrification over natural gas-fueled heat and power sources may inhibit sales. However, electricity demand spikes from building and vehicle electrification policies may also lead to higher electricity prices or delays in access to grid power thereby improving project economics for on-site distributed power generation whether through rental, EaaS or sales solutions.

In global markets, European governments expanded the share of renewable energy in Europe’s generation mix seeing lower prices, but overall demand has not yet returned to the levels prior to the Russian invasion of Ukraine. Gas power declined for the fifth year in a row in the EU with continued volatility in gas pricing. This has negatively impacted industrial production, a key market for CHP solutions. Gas is still essential for energy security and, with Russian gas exports to Europe via Ukraine stopped at the start of 2025, LNG imports are still expected to support demand. The EU’s REPowerEU plan aims to accelerate the use of renewable hydrogen and other sustainable fuels to replace fossil fuels. Sales of our products to Europe are likely to remain dampened until greater certainty around gas pricing and supply. The EU’s Carbon Border Adjustment Mechanism may drive industrial manufacturers selling into the EU to adopt energy efficient practices over time to avoid penalties for larger carbon emissions on exports that compete with local European manufacturers. In the oil and gas market, production activities have grown as Europe seeks to fill the gap left by the loss of the Nord Stream pipeline, and many producers have committed to reduce methane emissions from their operations. Our systems’ low maintenance costs, reliability, and ability to run on a range of fuels could fit such producers’ needs and result in a positive impact on our sales.

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

During Fiscal 2025, we remained focused on mitigating supply chain issues, such as the costs of materials and delayed lead times, related to macroeconomic conditions. Localization of our immediate supply chain within the Southwest US, located in close proximity to our manufacturing facility in Van Nuys, California, can mitigate much of the global stressors associated with a typical geographically dispersed supply chain, as many of our suppliers shared similar experiences following the pandemic in the same magnitude we experienced in parallel. However, this also resulted in slightly higher prices based on US markets. As the global markets stabilize, we will look to low-cost countries for cost-saving opportunities. Global freight delays, tariffs and costs remain a concern from a supply perspective, but in many cases the reduced price, despite tariffs and shipping costs, still produces cost savings. For a discussion of the risks relating to the impact of changes to the tariff regime by the current U.S. presidential administration, refer to “Risk Factors – Risks Related to Our Business Operations and Financial Results.” To ensure component availability, we are right sizing our inventory to account for shipping times and variations in our customers’ ordering patterns. We are continuing to maintain proactive measures in the form of safety stocks and investigating dual sourcing potential partners to minimize interruptions to our supply chain. We experienced some supply chain disruptions in the second half of Fiscal 2024 and first half of Fiscal 2025 due primarily to the Chapter 11 filing and restructuring. These disruptions have since significantly improved.

We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality in Fiscal 2025. In addition, we remain focused on examining our operations and general business activities to identify cost improvement opportunities through operational effectiveness and the use of lean manufacturing processes. Our ability to leverage these capabilities may be affected by the current variability in our demand volumes and forecasting. Our demand volumes and forecasting could continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas), tariffs and/or import taxes, and ongoing global geopolitical tensions. Our strategy is to identify primary and secondary sources for critical components, both domestic and international, for when available to minimize production line down time due to unavailability of such parts, which could affect our ability to meet manufacturing schedules on build or a linear basis.

We have an approximately 42,300 square foot manufacturing footprint in our Van Nuys location in Southern California with production capacity of approximately 2,000 units per year, depending on product mix.

Research and Development (“R&D”)

In Fiscal 2025, we continued supporting business operational goals and enhancing our existing suite of products, focusing on alternative fuels and technologies, modernizing our key components, and continuing to secure certifications in the global evolution of grid interconnection requirements. We focused our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective, reliable and timely manner. For Fiscal 2025 and 2024, R&D expenses were $2.7 million and $2.5 million, representing approximately 3% of total revenue, respectively, for these fiscal years.

We continue to leverage our patented, multiple-fuel capable, pre-mixed, low emission injector for high flame speed fuel combustion. During Fiscal 2025, work progressed with our partners at Argonne National Laboratory and the University of California, Irvine (“UCI”) on the development of hydrogen-based technologies to support the growing decarbonization of energy production. We continued making advancements in hydrogen combustion through the cooperative research and development agreement with Argonne National Laboratory to perform design and manufacturability optimization of our fuel flexible microturbine system ranging from 70% natural gas/30% hydrogen blends to 100% hydrogen fuel operation using computational fluid dynamics, high performance AI computing and machine learning. The primary objective of this partnership is to optimize our engine design for minimizing NOx emissions while also maintaining high reliability when operating on hydrogen. We continue support of UCI through its Advanced Power and Energy Program, which works to evaluate microturbine operation using hydrogen and other fuel blends. Capstone contributed to two ASME Turbo Expo papers that presented work on C65 hydrogen fuel blends up to 100%, and we anticipate similar work on the C200 model towards eventual production release. Detailed design and testing on a C200 system is planned for Fiscal 2026. Similarly, Capstone is in discussions with several private partners to evaluate system optimizations to support alternatives to traditional hydrocarbon-based fuels.

As noted previously in our Products discussion above, we continue to comply with the most stringent grid interconnection standards throughout the world, completing multiple certifications during Fiscal 2025 (see Products for additional details). For Fiscal 2026, we will be dedicating resources to complete other global grid certifications, especially in markets such as Australia and Italy, as well as developing new controls for our C65 to achieve UL1741 SB certification and complement the C1000 family. We expect these certifications will enable all customers to produce clean, reliable power while supporting the energy grid with high speed, power-quality enhanced functionality.

During Fiscal 2025, a significant allocation of Engineering resources was strategically directed towards critical Cost Out and Design for Manufacturing and Assembly initiatives. These focused efforts yielded appreciable direct material cost improvements, achieved through innovative design modifications that carefully considered material selection, component integration and standardized parts. These cost reductions were realized without compromising the established high standards of product quality and performance. Capstone proactively formed interdisciplinary teams, comprising members from Engineering, Manufacturing, Procurement, and Customer Service, to meticulously analyze existing designs and minimize unnecessary part count. Simultaneously, we forged stronger partnerships with our key suppliers to collaboratively streamline fabrication processes and deploy lean manufacturing principles across the supply chain. This collaborative approach not only reduced waste in their production but also optimized our own assembly processes, resulting in a substantial lowering of our overall manufacturing costs.

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

Protecting our Intellectual Property Rights and Patents

We rely on a combination of patent, trade secret, copyright, “know how”, trademark laws and contracts to protect our intellectual property rights. With a renewed focus on developing new microturbine system technologies that will provide us with a long-term competitive advantage, we actively evaluate our intellectual property portfolio, and we pursue and enhance patent and trade secret protections, as appropriate.

Human Capital

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

Workforce Statistics

As of March 31, 2025, we had 100 full-time employees and one part-time employee. As of March 31, 2024, we had 101 full-time employees and three part-time employees. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be in good standing.

As of the end of the fiscal year, the Company employed a workforce with a diverse range of experience and tenure. The age distribution of employees skews toward mid-to-late career professionals, with the majority of employees falling within the 50–54, 55–59, and 60–64 age brackets. Specifically, 16% of employees are aged 50–54, 14% are aged 55–59, and 15% are aged 60–64. In contrast, younger employees under the age of 30 represent approximately 10% of the workforce.

This distribution reflects a highly experienced employee base, which brings valuable institutional knowledge and industry expertise. The Company recognizes the importance of maintaining a balanced workforce and is committed to succession planning, knowledge transfer, and development initiatives to ensure long-term organizational sustainability.

Bankruptcy, Receivership or Similar Proceeding

As previously reported in the Current Report on Form 8-K and the 2023 Annual Report on Form 10-K of Capstone Green Energy Corporation and its wholly owned direct subsidiaries, Capstone Turbine International, Inc. and Capstone Turbine Financial Services, LLC (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 28, 2023. The Chapter 11 proceedings were jointly administered under the caption In re Capstone Green Energy Corporation, Inc., et al.as Case No. 23-11634 (the “Chapter 11 Cases”). Concurrent with the petition, the Debtors (i) entered into the Transaction Support Agreement (“TSA”) with the pre-petition senior secured creditor, Broad Street Credit Holdings, LLC (“Broad Street”), and Goldman Sachs Specialty Lending Group, L.P. (the “Collateral Agent”) and (ii) file a Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates (the “Plan of Reorganization”).

On October 24, 2023, in accordance with the TSA and the Plan, the Debtors filed a supplement to the Plan of Reorganization (the “Plan Supplement”) which included schedules for enterprise valuations, assumed and rejected executory contracts, among other updates. Additional updates were filed in early November 2023 for the completion of schedules and exhibits containing information including governance documents, service contracts and other asset listing materials. On November 14, 2023, the Bankruptcy Court entered an order confirming the Plan of Reorganization and the Debtors satisfied all conditions required for the Plan of Reorganization effectiveness and the Company emerged (the “Emergence”) from the Chapter 11 Cases on December 7, 2023 (the “Effective Date”).

In connection with the Plan of Reorganization, on December 7, 2023, the Company completed a series of transactions pursuant to which, among other things, Capstone Turbine International, Inc., a former wholly owned subsidiary of Capstone Green Energy Corporation, became a public company and was renamed Capstone Green Energy Holdings, Inc. as successor to Capstone Green Energy Corporation for purposes of SEC registration. Capstone Green Energy Corporation became a private company (the “Reorganized PrivateCo”) and a new subsidiary was formed called Capstone Green Energy LLC (the “Operating Subsidiary”). The Reorganized PrivateCo continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”) and certain income tax attributes that remained with Reorganized PrivateCo.

On June 13, 2025, the Bankruptcy Court issued its Final Decree and Order Closing Debtors’ Chapter 11 Cases and Terminating Services of Kroll Restructuring Administration LLC as Claims and Noticing Agent which, among other things, closed the Chapter 11 Cases for the Debtors with immediate effect.

Corporate Information

Reorganized PrivateCo was organized in 1988 as NoMac Energy Systems in the State of California and was reincorporated as Capstone Turbine Corporation on June 22, 2000, in the State of Delaware.

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

In connection with our emergence from the Chapter 11 Cases, Capstone Green Energy Corporation was reorganized pursuant to the Plan of Reorganization and became a private company that continues to own the “Retained Assets” and certain tax attributes. Goldman Sachs owns 100% of this entity as a result of the reorganization. Capstone Turbine International, Inc., a former wholly owned subsidiary of Capstone Green Energy Corporation, which was incorporated in Delaware on June 10, 2004, became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. In addition, Capstone Green Energy LLC was formed as a result of the Plan of Reorganization. All of the operating assets of former Capstone Green Energy Corporation and Capstone Turbine International, Inc. were then transferred to Capstone Green Energy, LLC. Goldman Sachs owns 37.5% of Capstone Green Energy Corporation, LLC, and 67.5% is owned by the Company.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

●	Risks Related to Our Emergence from Chapter 11 and Reorganization, such as those associated with the impact of emergence, our long-term liquidity requirements, our substantial indebtedness, comparable results, our current corporate structure and our business relationships.

●	Risks Related to Our Corporate Structure, such as those associated to the fact that we are a holding company and the significant control that holders of our Preferred Units have over our Operating Subsidiary.
●	Risks Related to Our Restatement, such as those related to the impact of the Restatement (as defined below) on investor confidence and our ability to raise capital in the future, stockholder litigation and the expenses incurred related to the remediation of material weaknesses identified by management.
●	Risks Related to Our Business Operations and Finance Results, such as those associated with our ability to fund future operating requirements, that a sustainable market for microturbines may never develop, our lengthy sales cycle, changes to trade regulations, quotas, duties or tariffs, and sanctions, relationships with our OEMs and our distributors, customer concentration risk, product liability claims, our dependence upon the continuing service of management and key employees, and our vulnerability to interruption by fire, earthquake, riots, domestic and international instability, war, terrorism, geopolitical events and other events beyond our control.
●	Risks Related to Our Product Offerings, such as those associated with our ability to successfully commercialize our products, our ability to produce our products as scheduled and budgeted, our dependence on our suppliers; commodity market factors; and our dependence in part on the oil and natural gas industry.
●	Risks Related to Government Regulation and Pending Litigation, such as those associated with the highly regulated business environment in which we operate, export import controls, particularly with regard to China, Mexico and Canada and the legal proceedings in which we and certain of our current and former directors and officers are involved.
●	Risks Related to Data, Security, and Intellectual Property, such as those associated with our ability to adequately protect our intellectual property rights and cybersecurity risks.
●	Risks Related to Ownership of Our Common Stock, such as those associated with the material weaknesses in internal control over financial reporting identified by management, and the likelihood that the market for the common stock will be limited and the price of our common stock will be highly volatile.

For a more complete discussion of the material risks facing our business, please see below.

Risks Related to Our Emergence from Chapter 11

There are significant risks related to our substantial indebtedness and our long-term liquidity requirements following our emergence from Chapter 11 and reorganization and the adequacy of our capital resources is difficult to predict at this time.

Following our emergence from Chapter 11 and reorganization, we are party to an Exit Note Purchase Agreement (the “Exit Note Purchase Agreement”), for an aggregated principal amount of $28.1 million, consisting of $21.1 million Exit Roll Up Notes, including accrued and unpaid interest, commitment fees and $7.0 million of Exit New Money Notes (together the “Notes”) subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among the Operating Subsidiary, as the issuer, the Guarantors, Purchaser and the Collateral Agent.

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility. As of March 31, 2025, we had $32.2 million in borrowings outstanding under the Notes, including accrued and unpaid interest, net of debt issuance costs. The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The Notes issued pursuant to the Exit Note Purchase Agreement are secured by a lien on substantially all of the present and future property and assets of Operating Subsidiary and each Guarantor, subject to customary exceptions and exclusions. The Exit Note Purchase Agreement also includes conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other customary provisions, including financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA. See Note 12 Debt in the Notes to Consolidated Financial Statements.

We believe there is a degree of risk that the consolidated liquidity and consolidated adjusted EBITDA financial covenants discussed below will not be satisfied as forecasted. We have secured, and may need to secure additional waivers of the covenants or an amendment to the Exit Note Purchase Agreement with the senior lender, but no assurance can be given that additional waivers or an amendment will be obtained. We have the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. As of the date of this Annual Report on Form 10-K, the Exit Roll Up Notes, net of discount is classified as long term on the Company’s Consolidated Balance Sheet as of March 31, 2025, and the Exit New Money Notes are classified as current liabilities on our balance sheet.

Our obligations under the Exit Note Purchase Agreement have important consequences, including the following:

●	We may have difficulty obtaining additional financing to meet our requirements to repay the Notes at their respective maturities on December 7, 2025 and December 7, 2026 and to meet our requirements for operations, capital expenditures, and general corporate or other purposes. There is no assurance that we will be able to repay or refinance the Notes at or prior to their respective maturity dates (or upon acceleration based upon events of default).
●	The Collateral Agent has a lien on substantially all of our assets under the Exit Note Purchase Agreement, securing our obligations under the Notes, may enforce any and all liens and security interests on the collateral we have used to secure the Notes, and we may forfeit our right to such collateral. A default leading to the Purchaser and the Collateral Agent accelerating the maturity of the indebtedness under the Notes would have a material adverse effect on our business and financial condition, and, if the Purchaser and the Collateral Agent exercise their rights and remedies, we could be forced to seek bankruptcy protection again.
●	We were required to dedicate a portion of our cash flow to the payment of interest beginning in December 2024 on the Notes, which reduces the amount of funds available for operations, capital expenditures and future acquisitions.
●	We are exposed to floating interest rate risk under the Exit Note Purchase Agreement, which could cause our debt service obligations to increase significantly. All outstanding Notes bear interest at the Adjusted Term secured overnight financing rate (SOFR)rate plus 7% per annum. The Adjusted Term SOFR rate is a floating rate.

If we are unable to raise additional capital when required on acceptable terms, we may be required to file for bankruptcy protection again, go out of business, or suffer disruptions in our business.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

In connection with preparing the consolidated financial statements for the fiscal year ended March 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2025 consolidated financial statements. Management assessed that there were such conditions and events, primarily our current cash position, lack of liquidity, limits to accessing capital and debt funding options. Management concluded, and our auditors agreed, that these conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date the financial statements are issued. The substantial doubt about our ability to continue as a going concern may negatively impact relationships with third parties with whom we do business, including customers, vendors and lenders, may impact our ability to raise additional capital for our business plan, and may lead us to seek bankruptcy protection again. If we are unable to continue as a going concern, holders of our securities might lose their entire investment.

Our actual financial results after emergence may not be comparable to our historical financial information or to our projections filed with the Bankruptcy Court.

As a result of the implementation of the Plan of Reorganization and the transactions contemplated thereby, our future results of operations, financial condition, and business may not be comparable to the results of operations, financial condition, and business reflected in our historical financial statements.

In connection with the disclosure statement, we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate the feasibility of the Plan of

Reorganization and our ability to continue operations upon our emergence from Chapter 11. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic, and competitive risks, and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

It may be difficult for us to attract and retain employees, including members of our senior management, as a result of our emergence from Chapter 11.

As a result of our emergence from Chapter 11, it may be difficult for us to attract and retain employees, including members of senior management. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate, and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us following our emergence may be challenging given the uncertainties currently facing our business and changes we may make to our organizational structure to adjust to changing circumstances. The loss of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition, and results of operations.

There is currently limited public trading market for our common stock on the OTC market, and we cannot assure you that a more active trading market will develop for our common stock.

As a result of the implementation of the Plan of Reorganization and the transactions contemplated thereby, the stockholders of Capstone Green Energy Corporation received their pro rata share of 18,540,877 shares of common stock of Capstone Green Energy Holdings, Inc., par value $0.001 per share (the “Common Stock”). As of this filing, the Company’s Common Stock trades on the Over the Counter (“OTC”) market under the ticker symbol CGEH, after becoming current in our annual and quarterly reports pursuant to Section 13 and 15(d) of the Exchange Act (the “Reporting Obligations”). We cannot provide any assurance that the trading volume or price will increase with over-the-counter trading. Being listed on a more limited marketplace such as OTC, may have an adverse effect on the liquidity of the Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for the Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for the Common Stock.

Risks Related to our Corporate Structure

We are a holding company and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends.

The Company is a holding company with assets consisting primarily of our investment in the Operating Subsidiary, of which Goldman Sachs owns a 37.5% non-dilutable equity interest. Our business operations are conducted primarily out of the Operating Subsidiary and certain of its subsidiaries. As a result, in addition to the restrictions on payment of dividends that apply under the terms of our existing indebtedness and the limited liability company agreement of Operating Subsidiary (the “Capstone Green Energy LLC Agreement”), our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from the Operating Subsidiary. Payments to us from the Operating Subsidiary will be contingent upon its earnings and subject to any limitations on the ability of such entity to make payments or other distributions to us, including limitations contained in the Capstone Green Energy LLC Agreement.

Holders of the Preferred Units can exercise significant control over our Operating Subsidiary, which could limit our ability to influence the outcome of key corporate actions of our Operating Subsidiary.

Pursuant to the Capstone Green Energy LLC Agreement, the Operating Subsidiary may not undertake certain actions without the prior written approval of Goldman Sachs, such as among other things, incurring any new third-party indebtedness exceeding $5.0 million, declaring any distributions, conducting any public offering or acquiring any business.

In addition, pursuant to the Capstone Green Energy LLC Agreement, the Company, its subsidiaries and controlled affiliates may not, without the consent of the holders of a majority of the Preferred Units held by the Preferred Members (which, on the effective date of the Capstone Green Energy LLC Agreement is solely Capstone Distributor Support Services Corporation), engage in any business opportunities, make any investments or enter into any transactions, including any of the foregoing which are or would reasonably be expected to be within the scope of, or would reasonably be deemed to be beneficial to, the “Existing Business” (as defined in the Capstone Green Energy LLC Agreement) of the Operating Subsidiary.

Further, pursuant to the Capstone Green Energy LLC Agreement, at any time during the six-month period between December 7, 2029 and June 7, 2030, the Preferred Requisite Members may elect to have all, but not less than all, of the then outstanding Preferred Units redeemed. In such event, Operating Subsidiary must redeem all, but not less than all, of the Preferred Units, except Operating Subsidiary may not make such payment if (a) such payment is prohibited by Delaware Law or (b) Operating Subsidiary is, or by such payment would be, insolvent. The aggregate price for Preferred Units will be an amount equal to the greater of (i) the $10,449,863, plus declared but unpaid distributions, or (ii) the fair market value of the Preferred Units on an as-converted to Common Units basis at the time of such redemption.

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

The Consolidated Financial Statements of Capstone Green Energy Corporation, the predecessor to our Operating Subsidiary, for prior annual and interim periods were restated (the “Restatement”). This Restatement was required to correct for the following: (i) the timing of revenue recognition related to bill-and-hold arrangements, including the removal of certain finance leases derived from bill-and-hold arrangements; (ii) the timing of recognizing certain expenses associated with factory protection plan contracts; and (iii) reclassification of term note payable, as well as other immaterial misstatements. Such Restatement:

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

In addition, based on information learned as part of the Restatement process, the Audit Committee commenced an investigation (the “FPP Investigation” and, together with the Revenue Recognition Investigation (as defined below), the “Audit Committee Investigations”) into FPP related practices. The Audit Committee Investigations were conducted with the assistance of outside counsel retained by the Audit Committee. Through the FPP Investigation, the Audit Committee identified evidence that, at times during the fiscal years covered in this Annual Report, former senior executives delayed shipment of available parts under the FPP and delayed recording the associated expense on the Company’s financial statements. The financial statement impact of such activity in prior reporting periods, if any, has been addressed through the Company’s Restatement. As part of the Restatement process, the Company corrected its accounting treatment of sales and FPP expenses so that bill-and-hold sales are recorded when all elements for revenue recognition as a bill-and-hold sale have been met and claims under the FPP program are recorded at the time a claim is received and accepted, as opposed to when the claim is satisfied.

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

We have devoted substantial internal and external resources towards the Audit Committee Investigations and the Restatement and expect to continue to devote resources towards the implementation of enhanced procedures and controls over material weaknesses that resulted in the Restatement and the remediation of other deficiencies in our internal control over financial reporting. Because of these efforts, we have incurred significant fees and expenses for legal, accounting, financial, and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented, or replaced. We have made a number of remediation efforts in response to the Audit Committee Investigations. However, there can be no assurance that these steps will be successful. To the extent these steps are unsuccessful or incomplete, or we identify additional problems requiring remediation, we may be required to devote significant additional management time and incur significant additional expense. The incurrence of significant additional expense or the requirement that management devotes substantial time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, financial condition, and results of operations.

Our access to the public markets to raise debt or equity capital depends on our ability to continue to timely file our periodic reports within the SEC limits.

The Annual Report on Form 10-K for the year ended March 31, 2023 was filed nearly one year after its due date, our Quarterly Reports on Form 10-Q for the first three quarters of Fiscal 2024 and the Annual Report on Form 10-K for the year ended March 31, 2024, and the first quarter of Fiscal 2025 were not timely filed. Because these filings were not filed within the timeframes required by SEC rules, we will not be eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. To pursue an offering now, we are required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Risks Related to Our Business Operations and Financial Results

A sustainable market for microturbines may never develop or may take longer to develop than we anticipate, which would adversely affect our results of operations.

Our products represent an alternative technology, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities or that our addressable market will grow sufficiently to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. In addition, as part of our business strategy, we are focusing our marketing efforts on expanding our EaaS business and on the energy efficiency, renewable energy and natural resources markets. We may be unable to grow our business in these target markets. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

●	consumer reluctance to try an alternative product;
●	regulatory requirements;
●	reduced government investment in R&D of alternative power sources;
●	the cost competitiveness of our microturbines;
●	costs associated with the installation and commissioning of our microturbines;
●	maintenance and repair costs associated with our microturbines;
●	the future costs and availability of fuels used by our microturbines;
●	consumer perceptions of our microturbines’ safety and quality;
●	the emergence of newer, more competitive technologies and products;
●	growth of the hybrid electric vehicle market;
●	growth of the data center market and our ability to tailor our products to meet the unique demands of that market; and
●	decreases in domestic and international incentives.

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

We sell our products with warranties. There can be no assurance that the provision for estimated product warranty will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. As of March 31, 2025, the balance for the warranty reserve was $1.1 million. Any future product quality issues with our parts suppliers could lead to lengthy and costly litigation, even if the outcome is ultimately in our favor. In addition, such quality issues with any of our parts could lead us to fail to meet the product quality expectations of our own customers, which could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

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

Net product orders for Fiscal 2025 were $46.0 million and contributed to an ending backlog of $23.5 million at March 31, 2025. The book-to-bill ratio was 1.3:1 for Fiscal 2025. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. However, because our backlog represents only the estimated amount of future product revenue to be recognized under negotiated contracts as shipments convert backlog to recognized revenue for accounting purposes, we may not be able to fully realize the revenue value reported in our backlog, and our backlog may not be indicative of future revenues. The timing of the backlog is based on the requirement date indicated by our customers. Based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 12 months. The timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not in our control and can affect the timing of our revenue.

If we do not effectively implement our sales, marketing, and service plans, our sales will not grow and our results of operations will suffer.

Our sales and marketing efforts may not achieve intended results and, therefore, may not generate the revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on expanding our EaaS business and further developing selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near-term plans will be successful. If we are not able to address markets for our products successfully, we may not be able to grow our business, compete effectively or achieve profitability.

Changes to trade regulations, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import or may otherwise adversely impact our business.

While our production is located in the United States, a high percentage of our parts used in the production of our vehicles are sourced from China, Mexico and Canada. Further, our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel, and molybdenum, to computer components. We import a significant volume of critical and limited source parts and raw materials which are subject to increasing tariffs. While we believe this is the best strategic business model, it also is more subject to risks associated with international trade conflicts including between the United States and such countries, particularly with respect to export and import controls and laws. For example, during the first quarter of 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, including from certain jurisdictions from which we import parts. Such tariffs, if continued, will affect shipments from such jurisdictions.

The timeline, structure, and scope of any potential regulatory policies are uncertain, making it difficult for us to plan for or mitigate these risks effectively. In addition, we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. Any such changes could fundamentally alter the competitive and regulatory landscape in which we operate, and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is a great deal of uncertainty as to how long these tariffs may be in place and regarding any further changes in tariff rates. We may not be able to have alternative sources for these materials, or the ability to pass these costs onto our customers, and our operating results may be negatively impacted.

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

The U.S. government imposes sanctions through executive orders restricting U.S. companies from conducting business activities with specified individuals and companies and requires export licenses for certain of such activities. Following Russia’s military invasion of Ukraine in March 2022, we re-evaluated our efforts in the Russian and the surrounding CIS markets and have ceased exploring growth opportunities in such markets. We do, however, continue to evaluate customer orders and ensure that we are in compliance with all laws and regulations upon acceptance and before shipment. If we are unable to conduct business with new or existing customers or pursue opportunities with sanctioned countries, including Russia, our business, including our revenue, profitability, and cash flows, could be materially adversely affected.

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

If any of our distributor relationships are not successful, we may terminate or choose not to renew the related distributor agreement, which may result in interference with the wind down of the relationship or the transition of end user service agreements and could potentially negatively impact our distribution channels or result in litigation costs or other expenses.

Successfully managing our distribution channels in an effort to reach various potential customer segments for our products and services is a complex process. Each of our distributors is a strategically placed independent partner that provides for the marketing and selling of our products and services on our behalf. If our distribution relationships are not successful, we may lose sales opportunities, customers, and revenues. Our agreements with our distribution partners require them to comply with performance conditions that are subject to interpretation, which could result in disagreements. At any given time, we may be in disputes with one or more distribution partners. See “We and certain of our current and former directors and officers are subject to various legal proceedings” and “Legal Proceedings” for information about the Company’s legal proceedings with Cal Microturbine. Any such dispute could result in lengthy and costly litigation, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with such distribution partners. A contractual dispute with a distribution partner may result in our or our distribution partner seeking to terminate the related distribution agreement, even if such termination would be wrongful, which could harm our business or interfere with a previously agreed wind down of the relationship or transition of end user service agreements. Any prolonged disruptions of our distribution channels that results from the termination of one or more of our distributions or our failure to renew our distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products.

Increased credit loss expense or delays in collecting accounts receivable could have a material adverse effect on our cash flows and results of operations.

Our accounts receivable balance, net of allowances, was $7 million and $6.6 million as of March 31, 2025 and 2024, respectively. Our days sales outstanding (“DSO”) in accounts receivable at the end of Fiscal 2025 was 30 days, compared with 27 days at the end of Fiscal 2024. We recorded net credit loss expense of approximately $0.8 million and $0.4 million during Fiscal 2025 and 2024, respectively. No assurances can be given that future days sales outstanding will not increase and credit loss expense will not increase above current operating levels. Increased credit loss expense or delays in collecting accounts receivable could have a material adverse effect on results of operations and cash flows.

Loss of a significant customer could have a material adverse effect on our results of operations.

E-Finity, Lone Star, and Horizon accounted for approximately 13%, 12% and 11%, respectively, of our revenue for Fiscal 2025. Additionally, Lone Star and Optimal accounted for 18% and 10%, respectively, of net accounts receivable as of March 31, 2025. The loss of any significant customer could have a material adverse effect on our results of operations and financial condition.

We may not achieve production cost reductions necessary to competitively price our products, which would adversely affect our sales.

We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to develop low-cost design enhancements, to obtain necessary tooling and favorable supplier contracts and to increase sales volumes so we can achieve economies of scale. We cannot provide assurance that we will be able to achieve any such production cost reductions. In fact, we have implemented two price increases in the past twenty months in reaction to increased costs. Our failure to achieve sufficient cost reductions could have a material adverse effect on our business and results of operations.

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

As a result of our corporate strategy, we have identified opportunities to outsource to third-party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality, and increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in production delays or lower-quality products. Transitioning to outsourcing may cause certain of our affected employees to leave before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing effort. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, we may experience impairment in the value of manufacturing assets related to the outsourced functions or other unanticipated charges, which could have a material adverse effect on our operating results.

Our success depends in significant part upon the continuing service of management, directors and other key personnel, and several key management and other employees have recently left Capstone.

Our success depends in significant part upon the continuing service of our executive officers, senior management, and sales and technical personnel. The failure of our personnel to execute our strategy or our failure to retain management and personnel could have a material adverse effect on our business. We have suffered departures of directors, officers and other key personnel, including those in accounting/finance and information technology. These departures have placed additional strain on our remaining personnel, and we do not expect to replace all of the departed employees, so the increased burdens on the remaining personnel are expected to continue for the foreseeable future.

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate, and retain qualified managerial personnel, including senior members of management. There can be no assurances that we can do so. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due to sustained labor shortages and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. In addition, we have already experienced involuntary turnover due to increased commuting costs for our employees. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our Company and maintain or expand our product offerings may be adversely affected, and the costs of doing so may increase.

In addition, our internal control systems rely on employees trained in the execution of the controls, particularly within our financial and accounting function. Loss of these employees or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms further. See “Our management identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2024, of which one material weakness remains unremediated as of March 31, 2025. If we fail to remediate the material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations” for a discussion of the material weaknesses in the Company’s internal control over financial reporting.

Our operations are vulnerable to interruption by fire, earthquake, riots, domestic and international instability, war, terrorism, geopolitical events, pandemics and other events beyond our control.

Our operations are vulnerable to interruption by fire, earthquake, riots, domestic and international instability, war, terrorism, geopolitical events, pandemics and other events beyond our control. Our executive offices, manufacturing facility, and auxiliary inventory storage facility are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area and because we have no redundancy facility located within or outside of Southern California, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. In addition, the greater Los Angeles area has experienced major fire danger and damage in the past five years, including most recently in January 2025, and may experience major fires in the future. While we take steps to mitigate the impact of severe weather and environmental and natural disasters, the frequency and severity of which may be impacted by climate change and other natural and manmade events, such events could result in severe disruption to our business operations at these facilities. The combination of high inflation, illegal immigration, the cost of living, and reduced spending on law enforcement in and around our location in Southern California poses an elevated risk of social disturbances and riots.

Domestic and international political and economic instability or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect the performance of our services, sale of our products or other business operations. See “Changes to trade regulations, quotas, duties or tariffs, and sanctions caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import or may otherwise adversely impact our business” for a discussion of the impact of global trade policy and Russia’s military invasion of Ukraine on our business and results of operations. A slowdown in economic growth in some emerging markets could result in long sales cycles, greater risk of uncollectible accounts and longer collection cycles. Fluctuations or devaluations in currency values, especially in emerging markets, could have an adverse effect on us, our suppliers, logistics providers and manufacturing vendors. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

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

Our operating results depend on our ability to develop and introduce new products, enhance existing products, and reduce the costs to produce our products. The success of our products is dependent on several factors, including proper product definition, product cost, timely completion and introduction of products, differentiation of products from those of our competitors, meeting changing customer requirements, emerging industry standards, and market acceptance of our products. The development of new, technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that we will successfully identify new product opportunities, develop and bring new or enhanced products to market in a timely manner, successfully lower costs and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or uncompetitive. We continued to expand and develop our new hydrogen products, which are commercially available running on a 30% hydrogen / 70% natural gas mix. Continued development towards a 100% hydrogen product will require a long-time horizon and a significant amount of financial resources. We do not currently have and there can be no assurance that we will develop the resources or financial ability to develop a 100% hydrogen product.

Our operating results are dependent, in large part, upon the successful commercialization of our products. Failure to produce our products as scheduled and budgeted could materially and adversely affect our business and financial condition.

We cannot be certain that we will deliver products ordered in a timely manner. We have limited production slots for our products. Any delays in production will increase our costs, reduce future production slots, and could significantly impact our business, financial condition, and operating results.

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

Our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel, and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our products. During Fiscal 2024, we saw significant price increases in the cost of our commodity materials, and may continue to see price increases due to tariffs. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

We operate in a highly competitive market among competitors that have significantly greater resources than we have, and we may not be able to compete effectively.

Overall, the market for our products is highly competitive. We compete with several technologies, including reciprocating engines, fuel cells, and solar power. Competing technologies may receive certain benefits, like governmental subsidies or promotion, or be able to offer consumer rebates or other incentives that we cannot receive or offer to the same extent. This could enhance our competitors’ abilities to fund research, penetrate markets, or increase sales. We also compete with other manufacturers of microturbines.

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

We may not be able to develop sufficiently trained applications engineering, installation, and service support resources to serve our targeted markets.

Our ability to identify and develop business relationships with companies that can provide quality, cost effective application engineering, installation, and service can significantly affect our success. The application engineering and proper installation of our microturbines, as well as proper maintenance and service, are critical to the performance of the units. Additionally, we need to reduce the total installed cost of our microturbines to enhance market opportunities. Our inability to improve the quality of applications, installation and service while reducing associated costs could affect the marketability of our products.

Changes in our product components may require us to replace parts held at distributors.

We have entered into agreements with some of our distributors requiring that if we render parts obsolete in inventories they own and hold in support of their obligations to serve fielded microturbines, we are required to replace the affected stock at no cost to the distributors. As a result, it is possible that future changes in our product technology could involve increased costs, that may have a material adverse effect on our results of operations, cash flow or financial position.

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

We and certain current and former directors and officers are subject to various legal proceedings.

We were previously involved in a SEC investigation and certain current and former directors and officers are currently involved in stockholder litigation related to our Restatement, and we and our directors and officers may be named as defendants in other types of legal proceedings in the future.

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

We view our intellectual property rights as important assets. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing and confidentiality agreements. These protections may not prove to be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. If it became necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly and we may not prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. A number of our issued patents have less than ten years remaining life. Moreover, the expiration of our patents may lead to increased competition with respect to certain products. In addition, we cannot be certain that we do not or will not infringe third parties’ intellectual property rights. Any such claim, even if it is without merit, may be expensive and time consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention and/or require us to enter into costly royalty or licensing arrangements.

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

Risks Related to Ownership of Our Common Stock

Our management identified material weaknesses in its internal control over financial reporting and we determined that our disclosure controls and procedures were ineffective as of March 31, 2024, of which one material weakness remains unremediated as of March 31, 2025. If we fail to remediate the material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.

In connection with our review of our financial statements leading to the Restatement and in the course of preparing our financial statements for Fiscal 2024, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses related to (i) an inappropriate tone at the top established by certain former senior executives, (ii) our lack of sufficient qualified professionals with an appropriate level of accounting and internal control knowledge, training and experience, (iii) our failure to perform a sufficient review of accounting policies to ensure ongoing adherence with U.S. GAAP, (iv) our failure to design and maintain effective internal control over financial reporting for systems, products, parts, and accessories sales subject to bill and hold arrangements with customers and (v) our failure to design and maintain effective internal control over financial reporting related to the proper accounting, presentation and disclosure for FPP service contracts, including the cost recognition of parts and labor associated with FPP service contracts.

To address our material weaknesses, we made changes to our program and controls as set forth in Part II, Item 9A “Controls and Procedures.” We have been able to remediate all but one of the five  original material weaknesses. In the course of preparing our financial statements for Fiscal 2025, we identified the following material weakness in our internal controls over financial reporting: our failure to design and maintain effective internal control over financial reporting relating to the proper accounting, presentation and disclosure for FPP service contracts, including the cost recognition of parts and labor associated with FPP service contracts. We will not be able to remediate this final material weakness unless the proposed steps have been completed and have been operating effectively for a sufficient period of time. We cannot assure you that the measures we plan to take will in fact be sufficient to remediate the control deficiencies that led to this material weakness in our internal control over financial reporting or that such measures will prevent or avoid potential future material weaknesses, and our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal control over financial reporting may be discovered in the future.

If we are unable to remediate this material weakness and otherwise implement and maintain effective internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements and satisfy our public reporting obligations within required time periods, could be adversely affected. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Future issuances or sales of our Common Stock or exercises by holders of any warrants we may issue could lower our stock price and dilute the interests of existing stockholders.

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of our Common Stock could have the effect of substantially diluting the interests of our current stockholders. Further, the Preferred Units issued pursuant to the Capstone Green Energy LLC Agreement are non-dilutable, and therefore, any issuances of Common Stock will have an even greater dilutive effect in respect of our current stockholders’ indirect equity interests in the Operating Subsidiary. The sale of a substantial number of shares of our Common Stock, or anticipation of any such sales, could cause the trading price of our Common Stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We cannot predict the effect, if any, that future sales of our Common Stock or the availability of additional shares of our Common Stock for sale will have on the market and trading price of our Common Stock. If any of our stockholders sell substantial amounts of our Common Stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market and trading price of our securities, even if there is no relationship between such sales and the performance of our business.

The market price of our Common Stock is likely to be highly volatile and you could lose all or part of your investment in our securities.

There is limited trading activity for our Common Stock in the OTC market. An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment. Even with the commencement of trading of our Common Stock on the OTC market, the market price of our Common Stock is likely to be highly volatile. Given the continued uncertainty surrounding many variables that may affect our business, and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our Common Stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

●	actual or anticipated variations in quarterly operating results;
●	the limited market for our Common Stock;

●	market sentiment toward alternative energy stocks in general or toward us;
●	changes in financial estimates or recommendations by securities analysts;
●	conditions or trends in our industry or the overall economy;
●	loss of one or more of our significant customers;
●	errors, omissions, or failures by third parties in meeting commitments to us;
●	changes in the market valuations or earnings of our competitors or other technology companies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, or other strategic initiatives;
●	announcements of significant market events, such as power outages, regulatory changes, or technology changes;
●	changes in the estimation of the future size and growth rate of our market;
●	future equity financings;
●	the failure to produce our products on a timely basis in accordance with customer expectations;
●	the inability to obtain necessary components on time and at a reasonable cost;
●	litigation or disputes with customers or business partners;
●	capital commitments;
●	additions or departures of key personnel;
●	the trading volume of our Common Stock;
●	developments relating to litigation or governmental investigations; and
●	decreases in or continued low levels of oil, natural gas and electricity prices.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our Common Stock. Global financial markets have experienced extreme disruption in recent years, including, among other things, extreme volatility in securities prices.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the Company. Certain of our current and former directors and officers are involved in stockholder litigation related to our Restatement, and we and our directors and officers may be named as defendants in other types of legal proceedings in the future. Refer to “Legal Proceedings” This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our financial condition, results of operations and cash flow.

Provisions in our certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of the General Corporation Law of the State of Delaware, could discourage, delay, or prevent unsolicited proposals to merge with or acquire us, even though such proposals may be at a premium price or otherwise beneficial to you. These provisions include authorization by our Board of Directors (the “Board”) to issue shares of preferred stock, on terms the Board determines in its discretion, without stockholder approval, and the following provisions of Delaware law that restrict many business combinations.

Additionally, we are governed by Section 203 of the Delaware General Corporation Law, which may restrict mergers or combinations with significant stockholders (those owning 15% or more of voting stock) without prior Board approval for a specified period. These provisions may discourage takeover attempts, reduce the appeal of our Common Stock to investors, and result in a lower market price for our shares than might otherwise occur.

We do not intend to pay cash dividends. We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, any gains from an investment in our securities will likely depend on whether the price of our Common Stock increases.

We have not paid cash dividends on any of our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our ability to distribute dividends is subject to restrictions that apply under the terms of our existing indebtedness and Capstone Green Energy LLC Agreement. Refer to “We are a holding company and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends.” As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our securities if the price of our Common Stock increases.

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

The Board is responsible for overseeing assessments of major risks facing the Company and for reviewing options to mitigate these risks. It has delegated oversight responsibility for information security matters to the Audit Committee, Chief Financial Officer (“CFO”) and our internal information technology (“IT”) resources. Our Director of IT manages our internal team of security professionals, as well as our third-party IT service providers, which provides 24/7 security monitoring. The personnel comprising our IT team include a certified information system security professional and other professionals with many years of experience across a variety of technological sub-specialties.

Our CFO oversees our cybersecurity risk management, including appropriate risk mitigation strategies, systems, processes, and controls, and receives updates from IT and our third-party IT service providers on cybersecurity and information security matters. The CFO communicates with the Audit Committee and the Board periodically regarding the state of our cybersecurity risk management, current and evolving threats and recommendations for changes. We have also implemented a cyber incident response plan that provides a protocol to report certain incidents to the CFO with the goal of timely assessment of such incidents, determining applicable disclosure requirements and communicating with the Audit Committee and the Board for timely and accurate reporting of any material cybersecurity incident. The incident response plan is reviewed and tested in the annual cybersecurity desktop exercise.

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

Item 2. Properties.

Our principal corporate offices, administrative, sales and marketing, R&D and support facilities consist of approximately 79,000 square feet of leased office space, warehouse space and assembly, test space and manufacturing facility for our recuperator cores located at 16640 Stagg Street in Van Nuys, California. This lease has a term of thirty-seven (37) calendar months, which commenced March 2023 and will be terminating in March 2026. We also lease 18,449 square feet of office and manufacturing facilities located at Unit 800 & 810 Fareham Reach, Fareham Road, Gosport,

Hampshire, United Kingdom. These leases will expire in May 2037. Management believes these facilities are adequate for our current needs.

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

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California alleging breach of contract relating to the parties’ prior distributor relationship (which terminated at the end of March 2018) and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement and promissory note in favor of Capstone. The Company subsequently modified its complaint to include Turbine Intl. guarantors as defendants. The Company was seeking approximately $4.8 million in compensatory damages, along with injunctive relief and attorney’s fees, interest, and costs. In 2024, the Court ordered default judgments first against Turbine International and then against the other defendants. The default judgement in the amount of approximately $7.3 million, which included pre-judgement interest and costs of the suite, was entered and placed on the docket in June 2025. The Company has prevailed in this proceeding. The ability of Capstone to collect on the judgement is unclear, as the defendants are overseas or without U.S.-based assets, therefor we have not recorded a receivable as of March 31, 2025.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company cooperated with the SEC in connection with its investigation. On June 10, 2025, the SEC Division of Enforcement notified the Company that it closed its investigation with no action taken against the Company.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a current distributor of the Company, filed a complaint before the American Arbitration Association, seeking approximately $24.5 million in damages and alleging that the Company breached the Distributor Agreement between the parties and committed fraud by allowing another company, to sell, rent and service turbines in Cal Microturbine’s exclusive territory. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damages claim to $18.8 million. On September 9, 2024, the Company filed a counterclaim against Cal Microturbine for $20.0 million, alleging various violations of the Distributor Agreement. On September 27, 2024, Cal Microturbine provided the second amendment to its complaint and increased its damages to $25.0 million. The parties have completed selection of a three-person arbitration panel and a hearing date is scheduled for September 2025. The parties engaged in mediation in November and December 2024, and they are currently in settlement discussions. Discovery was scheduled to begin in November 2024 but has been stayed due to ongoing settlement discussions. On December 8, 2024, the Company issued a notice of intent to terminate the Distributor Agreement with Cal Microturbine due to the alleged violations by Cal Microturbine. In February 2025, Cal Microturbine filed an action in California state court seeking a temporary restraining order (“TRO”) to preclude the Company from terminating the Distributor Agreement. Due to ongoing settlement discussions and extensions of the termination date during those discussions, the court has refrained from scheduling a TRO hearing. The Company has not recorded a liability as of March 31, 2025, as a loss is neither probable nor estimable.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 based on allegedly false and misleading statements and allegedly inadequate disclosure regarding the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021, and September 22, 2023, and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Company is not a named respondent in this matter and has not engaged legal counsel.

The parties reached agreement on a settlement amount and on April 4, 2025, the parties filed an unopposed motion for the court to approve settlement and notice procedures. A preliminary hearing date was held on June 5, 2025, and a final settlement hearing date has been set for November 13, 2025. Expenses up to the $1.3 million insurance deductible amount have either been incurred or accrued.

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim.

In August 2024, two filings were made by lawyers on behalf of current and former non-exempt Capstone employees against Capstone and one supervisory employee. Both filings allege various pay violations. The first action filed with the Superior Court of the State of California, requested that the Court certify the employees as a Class. Capstone has arbitration agreements in place with those current and former employees, agreements which include a class action waiver. Accordingly, Capstone moved that the Court compel arbitration, which Plaintiffs opposed. At a hearing in January 2025, the Court determined that the arbitration agreements were enforceable. Then in April 2025, the Court determined that the employees were not entitled to exemption from the enforcement of the arbitration agreements under the Federal Arbitration Act. The second filing was made with the Labor Development Workforce Agency. While Plaintiffs are positioned to pursue that claim privately under the Private Attorney General Act, they have not yet filed suit. The Company has not recorded a liability as of March 31, 2025, as a loss is neither probable nor estimable.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a Capstone distributor in Russia, filed a lawsuit in the Superior Court of California, County of Los Angeles to recover a $0.7 million parts deposit, along with interest and legal fees. Among other things, DV Energy alleges breach of contract associated with a product order that Capstone was unable to deliver due to the imposition of U.S. sanctions following Russia’s invasion of Ukraine. The Company disputes DV Energy’s claim. DV Energy is also an unsecured creditor in the Chapter 11 Cases of the Company’s predecessors but opted to file the complaint in the state court as well. The Bankruptcy Court placed pre-conditions on closure of the Chapter 11 Cases. In April 2025, the Company filed motions with the Bankruptcy Court to deposit funds with the Registry of the Court pending the outcome of the state court litigation and to close the Chapter 11 Cases. At a hearing on June 5, 2025, the Bankruptcy Court granted the Company’s motion to deposit funds with the Registry of the Court in the amount of $0.8 million as a security pending the outcome of the state court litigation. The Company is in the process of depositing funds with the Registry of the Court, and on June 13, 2025, the Bankruptcy Court issued its Final Decree and Order Closing Debtors’ Chapter 11 Cases and Terminating Services of Kroll Restructuring Administration LLC as Claims and Noticing Agent which amount other things, closed the Chapter 11 Cases for the Debtors with immediate effect. The value of the DV Energy deposit is recorded in the Company’s financial statements as a current liability as of March 31, 2025.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently quoted on the OTC market and with a ticker symbol of CGEH. Our non-voting common stock is not currently quoted on any market and does not have a ticker symbol. The below prices are in respect of the Common Stock, par value $0.001 per share, following the Effective Date. The below prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

	Low ($)	High ($)
Fiscal 2026 to Date
First Quarter (through June 25, 2025)	$0.90	$1.12
Fiscal 2025
Fourth Quarter	$0.62	$0.76
Third Quarter	-	-
Second Quarter	-	-
First Quarter	-	-
Fiscal 2024
Fourth Quarter	-	-

The below prices are in respect of the common stock, par value $0.001 per share, of Capstone Green Energy Corporation prior to the Effective Date (the “Old Common Stock”). The below prices represent inter-dealer quotations without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

	Low ($)	High ($)
Fiscal 2024
Third Quarter (through December 7, 2023)	$0.10	$0.25
Second Quarter	$0.50	$0.86
First Quarter	$1.17	$1.24

Stockholders

As of June 26, 2025, there were 283 stockholders of record of our Common Stock and 10 stockholders of record of our non-voting common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. We are a holding company with nominal net worth and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends. Any future determination to pay cash dividends will be made at the discretion of our Board. In addition, the terms of our outstanding indebtedness and the Capstone Green Energy LLC Agreement restrict our ability to pay cash dividends, and any future indebtedness that we may incur could preclude us from paying cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plan.

For information about our equity compensation plans, refer to Item 12 of Part III of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds

On the Effective Date, in connection with the Company’s emergence from voluntary proceedings under Chapter 11 of the United States Bankruptcy Code, the Company issued 18,540,877 shares of common stock, pro rata to each holder of common stock of Capstone Green Energy Corporation.

The issuance of the shares of common stock was made in reliance upon the exemption from registration under the Securities Act provided by Section 1145 of the United States Bankruptcy Code, as an issuance of shares in exchange for an interest in the debtor represented by the common stock of Capstone Green Energy Corporation. The issuance of shares of common stock was made to holders of common stock of Capstone Green Energy Corporation pursuant to the procedures of The Depository Trust Company and the Company’s transfer agent.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Common Stock made during Fiscal 2025.

Relisting of Capstone Green Energy Holdings, Inc. on OTC market

As of the date of this filing, our Common Stock is traded on the OTC market under the ticker symbol CGEH.

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

Overview

We are the market leader in microturbine energy systems based on the number of microturbines sold annually and total installed base. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies in simple cycle mode. Utilities may also charge fees to interconnect with their power grids. However, when considering and including the waste heat from our microturbine (CHP and CCHP) the economic benefit improves significantly. Further, our highly efficient, low emission, resilient technology can produce thermal energy at a lower carbon footprint. These benefits can be enhanced when fuel costs are low, where the costs of connecting to the grid may be high or impractical (such as remote power applications or new grid services need to be provided), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines are an inverter-based technology and can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they help solve the “Energy

Trilemma” of resiliency, sustainability and affordability. Management also believes our products and services offer a level of flexibility not currently offered by other technologies such as reciprocating engines. We are currently exploring energy conversion options for the smaller end of the power spectrum.

For Fiscal 2025, net revenue was $85.6 million compared to $91.2 million for Fiscal 2024, a 6% decrease from the prior year. Product and accessories revenue declined $8.9 million, or 18% primarily due to a decrease in sales resulting from distributor hesitancy post emergence from Chapter 11 and our reorganization. The decrease in product and accessories revenue was offset, in part, by an increase in rental revenue of $3.1 million, or 27%, due to higher utilization of our rental fleet compared to the prior year. Cost of goods sold totaled $62.3 million in Fiscal 2025 compared to $76.9 million in Fiscal 2024, a 19% decrease due to cost efficiencies, and decreased sales. Gross profit was $23.3 million in Fiscal 2025 compared to $14.3 million in Fiscal 2024, a 63% increase from the prior year, primarily due to higher margins on rental units, cost efficiencies, and improved margins on product and accessory sales.

During Fiscal 2025, we had net loss of $7.2 million and our basic and diluted net loss per share was $0.38, compared to a $7.4 million net income and $0.39 net income per share, in Fiscal 2024, a 197% decrease from the prior year. The $14.6 million decrease in net income (loss) was primarily due to the Fiscal 2024 gain on extinguishment of debt and reorganization items, net, of $32.5 million. Excluding the Fiscal 2024 gain on extinguishment of debt and reorganization items, net, net income improved by $17.9 million. Refer to Note 3— Chapter 11 Proceedings and Emergence in the Notes to Consolidated Financial Statements for further discussion of our outstanding indebtedness and the post emergence financing.

In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally and it has become the leading market segment in Fiscal 2025, accounting for 51% of product revenue. The renewable energy market is fueled by landfill gas, biodiesel and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to ensure diversification by also targeting projects within the energy efficiency and renewable energy markets.

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to our success are higher average selling prices, lower direct material costs, positive new order flow, reduced cash usage and expansion of the Energy-as-a-Service (“EaaS”) business.

An overview of our direction, targets and key initiatives are as follows:

1.	Our industry-leading, highly efficient, low-emission, resilient microturbine energy systems offer scalable solutions in addition to a broad range of customer-tailored solutions. We target specific market verticals for these products.

Focus on Vertical Markets. Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, natural resources, renewable energy, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency market.

The following table summarizes our percentage or product revenues by vertical markets for which we had product revenues for the periods presented:

	Year Ended March 31,
	2025	2024
Energy efficiency	51%	37%
Natural resources	31%	34%
Renewable energy	8%	19%
Critical Power Supply	10%	0%
Transportation	0%	10%

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines can maximize the availability of usable energy to provide a significant economic advantage to customers while reducing their on-site emissions. Combined Heat and Power (“CHP”) and Combined Cooling, Heat and Power (“CCHP”) can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30% to approximately 85% for hot water and chilled water to as much as 90% or more for certain steam and direct drying applications. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs and industrial waste.

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including oil and gas exploration, production, and at compression and transmission sites as a highly efficient and reliable source of power. In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, such as flare gas, or sour gas, into a useable fuel to provide prime power to these sites.

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that act as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbines, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines can meet the needs of microgrid end users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment.

Transportation

Our technology can also be used to support the Electric Vehicle (“EV”) market by providing power solutions to charge vehicles. Our products can fill a void in the EV market for vehicle charging capacity and convenience. Our customers have applied our products in EV applications for fleets and remote location charging stations. We are continuing to pursue global EV charging opportunities to fill the demand for power in this market segment.

Backlog

Net product orders were approximately $46.0 million and $20.1 million for Fiscal 2025 and 2024, respectively. Ending backlog was approximately $23.5 million at March 31, 2025 compared to $14.2 million at March 31, 2024. The book-to-bill ratio was 1.3:1 and 0.4:2 for Fiscal 2025 and 2024, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

The timing of the backlog is based on the requirement date indicated by our customers and part availability. However, based on historical experience, management expects that a significant portion of our backlog may not be shipped within the next 12 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio demonstrates the current demand for our products in the given period.

2.	Sales and Distribution Channels. We seek out distributors that have business experience and capabilities to support our growth plans in our target markets. A significant portion of our revenue is derived from sales to distributors that resell our products to end users. We have a total of 53 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 8 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 45 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.
3.	Service. As part of our EaaS business line, we provide services primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan (“FPP”) for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance.
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
5.	New Product Development. Our new product development strategy focuses on meeting the specific needs of our target vertical markets. Our C65, C200, C600, C800, and C1000S Series microturbines will continue to be our foundational product lines. Our research and development efforts are primarily directed at enhancing the features and capabilities of these existing products.

To bolster power resilience, we are developing Direct Current (“DC”) output power solutions utilizing our core microturbine technology. This advancement will broaden our applications, allowing our microturbine solutions to be deployed in markets such as EV charging without requiring synchronization with traditional high-voltage Alternating Current (“AC”) utility grids. This offering will also provide a bridge during the rigorous process of grid interconnect certification from nationally recognized test laboratories.

We are also collaborating with industry leaders to create autonomous power solutions. These solutions are designed to anticipate overload conditions and proactively supplement insufficient grid resources with readily available microturbine power. Additionally, we are accelerating the development of onboard remote monitoring systems that are designed to ensure reliable power service and asset telemetry through cloud-based features, significantly improving the user experience.

We are committed to advancing our hydrogen product line. In March 2022, we launched a commercially available hydrogen-based combined heat and power (CHP) product capable of operating safely on a 30% hydrogen / 70% natural gas mixture. Building on this progress, we are currently testing a 100% hydrogen gas combustion system through our research and development partnership with Argonne National Laboratory. Following the successful operation of the C65 model, we are now working towards qualifying a 100% hydrogen-fueled C200 engine.

6.	Cost and Core Competencies. We believe that the core competencies of our products are our recuperator design air bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air bearing technology. We continue to review avenues for cost reduction by sourcing from the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to lower our costs as product volumes increase.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to credit losses, inventories, warranty obligations, redeemable noncontrolling interest valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

●	Our inventories are valued at the lower of cost (determined on a first in first out basis) or net realizable value. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast and, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.
●	The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivable, the aging of outstanding receivables, as well as the historical collections and write-offs, and future assumptions about the collectability are all integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of reserves for expected credit losses. Trade accounts receivable are recorded at the invoiced amount and are typically non-interest bearing. We maintain allowances for estimated credit losses resulting from this analysis. We evaluate all accounts aged over 60 days past payment terms. If the financial condition of our customers deteriorates or if other conditions arise that result in an impairment of their ability or intention to make payments, additional allowances may be required. Refer to Note 2— Basis of Presentation, Significant Accounting Policies and Going Concern in the Notes to Consolidated Financial Statements.
●	The Company accounts for noncontrolling interests in the consolidated Operating Subsidiary, which represent the equity interests held by a related party. Refer to Note 3— Chapter 11 Proceedings and Emergence for details on the formation of the Operating Subsidiary. The noncontrolling interests in the consolidated Operating Subsidiary are redeemable and are presented as temporary equity in the Company’s Consolidated Balance Sheet. Refer to Note 10— Temporary Equity for details of the noncontrolling interests. The Company uses the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings of the consolidated Operating Subsidiary between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in the consolidated Operating Subsidiary on the Consolidated Balance Sheets represent the amounts then noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated Operating Subsidiary were liquidated at recorded amounts and distributed between the controlling and noncontrolling interest in accordance with the governing documents. We separately remeasure and adjust the noncontrolling interest for changes in the redemption value as needed at the end of each period. We measure the maximum redemption value, which is based on our Common Stock value at period end. Refer to Note 10 – Temporary Equity for more information.

Results of Operations

Year Ended March 31, 2025 Compared to Year Ended March 31, 2024

The following table summarizes our revenue by geographic markets (in millions):

	Year Ended March 31,
	2025	2024
United States and Canada	$56.5	$55.9
Europe	11.3	18.3
Latin America	9.1	8.8
Asia and Australia	8.1	7.9
Middle East and Africa	0.6	0.3
Total	$85.6	$91.2

Revenue. Revenue for Fiscal 2025 decreased $5.6 million, or 6%, to $85.6 million from $91.2 million for Fiscal 2024. The change in revenue for Fiscal 2025 compared to Fiscal 2024 included a decrease in revenue of $7.0 million from the European markets. The overall decrease in revenue was offset, in part, by increases in revenue of $0.6 million from the United States and Canadian markets, $0.3 million from the Middle East and African markets, $0.3 million from the Latin American markets, and $0.2 million from the Asia and Australia markets. The decrease in Europe was primarily due to continued instability and higher natural gas costs resulting in a decrease in product deliveries in Fiscal 2025 compared to Fiscal 2024. The increases in the United States and Canada, Latin America and Asia and Australia were primarily attributable to an increase in our EaaS long-term rental services during Fiscal 2025.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2025			2024
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$38.0	26.7	109	$47.8	40.5	182
Accessories	2.2			1.3
Total Product and Accessories	40.2			49.1

Parts and Service	30.9			30.7
Rentals	14.5			11.4
Total	$85.6			$91.2

For Fiscal 2025, revenue from microturbine products and accessories decreased $8.9 million, or 18%, to $40.2 million from $49.1 million for Fiscal 2024. The $8.9 million decrease was primarily driven by a decrease in megawatts shipped during Fiscal 2025 compared to the same period last year, due to a decrease in sales due to emergence from Chapter 11 and our reorganization. Megawatts shipped were 26.7 megawatts and 40.5 megawatts during Fiscal 2025 and Fiscal 2024, respectively. Average revenue per megawatt shipped was approximately $1.4 million and $1.2 million during Fiscal 2025 and Fiscal 2024, respectively, primarily due to the effect of previously announced product price increases and sale of rental units. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

Parts and service revenue, which are part of our EaaS business line and includes revenue from our parts shipments, FPP contracts, and other service revenue, for Fiscal 2025 was consistent year over year, with an increase $0.2 million, or 1%, to $30.9 million from $30.7 million for Fiscal 2024.

Rentals revenue for Fiscal 2025 increased $3.1 million, or 27%, to $14.5 million from $11.4 million for Fiscal 2024. This increase was driven by a 4% increase in rental utilization and increased rental prices.

Sales to E-Finity Distributed Generation (“E-Finity”), Lone Star Power Solutions (“Lone Star”), Horizon Power Systems (“Horizon”) accounted for 13%, 12% and 11%, respectively, of our revenue for Fiscal 2025. Sales to Cal Microturbine and E-Finity accounted for 16% and 13%, respectively, of our revenue for Fiscal 2024.

Gross Profit.  Cost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was approximately $23.3 million, or 27% of revenue, for Fiscal 2025, compared to gross profit of $14.3 million, or 16% of revenue, for Fiscal 2024. The increase of $9.0 million during Fiscal 2025 compared to Fiscal 2024 was primarily the result of an increase in rental revenue margins, increase in service revenue margins and increase in product pricing. During Fiscal 2025 we realized price increases announced in the prior year and started to implement cost-out initiatives, which includes negotiating better pricing with vendors and vendor selection.

The following table summarizes our gross profit (in millions except percentages):

	Year Ended March 31,
	March 31,
	2025	2024
Gross Profit
Product and accessories	$1.0	$(2.2)
As a percentage of product and accessories revenue	2%	(4)%

Parts and services	$17.3	$14.3
As a percentage of parts and service revenue	56%	47%

Rentals	$5.0	$2.2
As a percentage of rentals revenue	35%	19%

Total Gross Profit	$23.3	$14.3
As a percentage of total revenue	27%	16%

The improvement of $3.2 million in product and accessories gross profit during Fiscal 2025 compared to Fiscal 2024 was primarily due to higher product pricing, improved cost efficiencies and product mix in Fiscal 2025.

Product and accessories gross margin as a percentage of product and accessories revenue improved to 2% during Fiscal 2025 from negative 4% during Fiscal 2024, primarily due to higher margin product revenue in Fiscal 2025. Parts and service gross margin as a percentage of parts and service revenue increased to 56% for Fiscal 2025 compared to 47% for Fiscal 2024 primarily due to increased parts sales within the US market, service agreement pricing and overhead costs absorption in Fiscal 2025. Rentals gross margin as a percentage of rentals revenue increased to 35% for Fiscal 2025 compared to 19% for Fiscal 2024 primarily due to increased rental pricing and timing of maintenance costs in Fiscal 2025.

Research and Development (“R&D”) Expenses. R&D expenses for Fiscal 2025 and 2024 were $2.7 million and $2.5 million, respectively, and was 3% of revenue in Fiscal 2025.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for Fiscal 2025 decreased $6.0 million to $26.2 million from $32.2 million for Fiscal 2024, and was 31% of revenue in Fiscal 2025. The net decrease in SG&A expenses was primarily a result of decreases of approximately $4.1 million in legal fees, $1.6 million in stock-based compensation expense, $1.3 million in decreased event sponsorship and one-time contract settlement, and $0.5 million other, partially offset by an increase of $1.5 million of bonus expense.

Other Income. Other income for Fiscal 2025 increased to $2.3 million from $0.7 million in Fiscal 2024. The increase in other income was primarily due to a full year of CDSSC service fees.

Interest Income. Interest income for Fiscal 2025 increased to $0.2 million from $0.1 million in Fiscal 2024. The increase in interest income was primarily due to interest income from a sales-type lease in Fiscal 2025.

Interest Expense. Interest expense for Fiscal 2025 decreased to $3.9 million from $5.5 million in Fiscal 2024. The decrease in interest expense was primarily due to a lower average debt balance during Fiscal 2025 due to the Fiscal 2024 restructuring. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Income Tax Provision. Income tax expense increased from $14,000 during Fiscal 2024 to $175,000 during Fiscal 2025. Income tax expense incurred was related to state taxes. The effective income tax rate of (2.5%) differs from the federal and state blended rate primarily as a result of maintaining a full valuation allowance against net deferred tax assets.

At March 31, 2025, we had federal and state net operating loss carryforwards of approximately $5.7 million and $3.8 million, respectively, which may be utilized to reduce future taxable income, subject to any limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $2.3 million at March 31, 2025 as the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2024, the net deferred tax asset had a 100% valuation allowance.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash balance increased $6.6 million during Fiscal 2025, compared to a decrease of $10.8 million during Fiscal 2024. The increase in cash during Fiscal 2025 was primarily due to cash generated by operating activities, partially offset by cash used in investing and financing activities.

Operating Activities During Fiscal 2025, net cash provided by operating activities was $7.7 million, consisting of net loss for the period of $7.2 million, offset by changes in operating assets and liabilities of $1.9 million and non-cash adjustments (primarily representing depreciation and amortization, non-cash lease expense, and paid-in-kind interest expense) of $13.0 million.

During Fiscal 2024, net cash used by operating activities was $27.7 million, consisting of a net income for the period of $7.4 million less changes in operating assets and liabilities of $12.5 million, further reduced by non-cash adjustments (primarily representing non-cash reorganization items, net, depreciation and amortization, non-cash lease expense, stock-based compensation expense and paid-in-kind interest expense) of $22.5 million.

The increase in net cash provided in operating activities during Fiscal 2025, compared to Fiscal 2024 was primarily driven by the Fiscal 2024 $35.3 million non-cash reorganization items, net, which included our gain on debt extinguishment.

The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Year Ended March 31,
	March 31,
	2025	2024
Net income (loss)	$(7.2)	$7.4
Non-cash operating activities(1)	13.0	(22.5)
Changes in operating assets and liabilities:
Accounts receivable	(2.1)	(0.6)
Inventories	7.6	15.3
Lease receivable	(1.3)	—
Accounts payable	(1.0)	(12.4)
Accrued expenses	(0.3)	3.6
Operating lease liability, net	(4.0)	(3.4)
Prepaid expenses, other current assets and other assets	2.1	0.9
Other changes in operating assets and liabilities	0.9	(16.0)
Net cash provided (used) in operating activities	$7.7	$(27.7)
(1)	Primarily represents non-cash reorganization items, net (in Fiscal 2024), depreciation and amortization, non-cash lease expense, stock-based compensation expense and paid-in-kind interest expense.

The $1.5 million increase in use of cash in accounts receivable resulted from the timing of sales in the last quarter of Fiscal 2025, compared to Fiscal 2024. The $7.7 million decrease in use of cash in inventory compared to Fiscal 2024 was primarily the result of higher shipments of units in Fiscal 2024 and the focused management of raw material levels during Fiscal 2025. The $1.3 million increase in use of cash for lease receivable is due to a sales-type lease contract in Fiscal 2025 in connection with a product sale. The $11.4 million increase of cash provided by accounts payable resulted from the payment of past due accounts in Fiscal 2024 and $3.9 million increase in the use of cash by accrued expenses was primarily due to payments to vendors net of increased accruals related to restructuring during Fiscal 2024, compared to Fiscal 2025. The $1.2 million increase cash used from prepaid and other assets is primarily the result of usage of prepaid inventory during Fiscal 2025. The $16.9 million change in other operating assets and liabilities during Fiscal 2025, compared to Fiscal 2024, was primarily driven by the decrease in deferred revenue of $14.4 million primarily driven by increases of shipments in Fiscal 2024 compared to Fiscal 2025, lowering attributable customer deposits, decrease in DSS program deferred revenue and a $2.6 million decrease in FPP liability due to fulfillment of open claims.

Investing Activities Net cash used in investing activities was $0.9 million and $4.7 million during Fiscal 2025 and 2024, respectively. The decrease was primarily due to fewer additions to our rental fleet during Fiscal 2025.

Financing Activities During Fiscal 2025, we used approximately $0.2 million in cash from financing activities compared to cash generated during Fiscal 2024 of approximately $21.6 million. The funds generated from financing activities during Fiscal 2024 were primarily the result of $12.0 million of funding under the DIP facility, $7.0 million of funding under the Exit Facility, net of issuance fees of $0.2 million and $3.0 million received from the issuance of additional pre-petition senior secured notes under the A&R Note Purchase Agreement (defined below), offset by $0.2 million cash used for finance lease payments. Refer to Note 3— Chapter 11 Proceedings and Emergence in the Notes to Consolidated Financial Statements and Note 12— Debt for further discussion of the outstanding debt and post emergence financing.

Debt Refer to Note 12— Debt in the Notes to Consolidated Financial Statements for information related to our notes.

Lease Commitments Refer to Note 13— Leases in the Notes to Consolidated Financial Statements for information related to our leases.

Going Concern In connection with preparing the Consolidated Financial Statements for the fiscal year ended March 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they became due for the next twelve months from the date of issuance of our Fiscal 2025 consolidated financial statements. As of March 31, 2025, we had cash of $8.7 million and a working capital deficit of $16.5 million. We incurred a loss from operations of $5.6 million and generated cash from operating activities of $7.7 million during Fiscal 2025. The principal and accrued interest on the Exit New Money Note are due and payable on December 7, 2025.

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

In spite of these efforts and given our current cash position, limits to accessing capital and debt funding options, and the obligation for the payment of the Exit New Money Note, there is substantial doubt regarding our ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of our financial statements as of, and for the period ended March 31, 2025.

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

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements are included in this Form 10-K. Supplementary data incorporated in this Item 8 by reference within the Exhibits.

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

In connection with the preparation of this Form 10-K for the fiscal year ended March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2025, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial position and consolidated results from operations and cash flows for the fiscal years ended March 31, 2025 and March 31, 2024, and our financial condition as of each such date and have been prepared in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2025 because of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. The following material weakness was identified:

●	We did not design and maintain effective controls over financial reporting related to the proper accounting, presentation and disclosure for FPP service contracts, including controls relating to the relevant information technology systems used in this process.

Management’s Remediation Plan

Management, with the direction and oversight of the Audit Committee and the Board of Directors, is engaged in remediation actions to address the material weakness described above. The Company’s remediation actions include, but are not limited to the following:

●	Management has reviewed and refined the Company’s current accounting memorandums related to FPP service contracts to address the proper financial reporting considerations. Additionally, management is enhancing the design of and implementing controls over financial reporting for FPP service contracts, including controls over the Information Technology systems specifically used in Company’s process for receiving notice of FPP claims.

We believe these measures will remediate the material weakness, but management is assessing the need for any additional steps to remediate the underlying causes that gave rise to this weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary.

Changes in Internal Control over Financial Reporting

Throughout the year ended March 31, 2025, the Company undertook remediation measures related to certain previously reported material weaknesses in internal control over financial reporting. We completed these remediation measures in the quarter ended March 31, 2025, including testing of the design and operating effectiveness of the related controls.

Specifically, we undertook the following remediation measures:

●	We reinforced the Company’s tone at the top through employee meetings, CEO letters, management training and enhanced communication of the Company’s values and expected business conduct to Company personnel directly from senior leadership;
●	We enhanced our quarterly disclosure committee meetings to require additional communication of business activities to the appropriate finance and accounting personnel and to our Board and Audit Committee as required;
●	We hired additional accounting and compliance personnel as necessary to maintain an effective control environment commensurate with our financial reporting requirements;
●	We implemented a process to periodically review and update accounting policies; and
●	We reviewed and refined our accounting memorandums related to product, parts, and accessories sales to address the proper financial reporting considerations. Additionally, we enhanced the design of and implemented controls over financial reporting for systems, products, parts, and accessories sales subject to bill and hold arrangements with customers.

As a result, we have concluded that the previously reported material weaknesses related to the above items have been remediated. However, the completion of remediation procedures for these material weaknesses does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error. We continue to undertake remediation measures related to the remaining material weakness disclosed in the Management’s Report on Internal Control over Financial Reporting section above.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the year ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

Goldman NPA Liquidity Covenant Waiver Letter

Pursuant to a waiver letter dated June 23, 2025 (the “Waiver Letter”), the Purchaser and the Collateral Agent under the Exit Purchase Agreement agreed to defer the minimum liquidity increase from $2.5 million to $3.0 million from June 20, 2025 to July, 31, 2025.

The foregoing description of the Waiver Letter does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Waiver Letter, which is filed herewith as Exhibit 10.24 and is incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors to the Board of Directors,” “Executive Officers of the Company,” “Governance of the Company and Practices of the Board of Directors,” “Insider Trading Policies and Procedures,” and “Code of Business Conduct and Code of Ethics.” With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2025 Annual Meeting of Shareholders in a section entitled “Additional Information—Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Compensation of Officers,” and “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Other Information.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Proposal No. 4 Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Capstone Green Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Capstone Green Energy Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of operations, temporary equity and stockholders’ deficiency, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Net Realizable Value of Inventories

Description of the Matter

The Company’s inventories totaled approximately $20.1 million as of March 31, 2025. In addition, approximately $3.5 million of inventories were classified as long-term on the Company’s consolidated balance sheet. As described in Note 2 to the consolidated financial statements, management values inventories at the lower of cost (determined on a first-in-first-out basis) or net realizable value. In determining this estimate, the Company will both (a) perform a monthly analysis to compare the previous 36-month usage of its inventories to the current quantities on hand and (b) judgmentally review their inventories for any non-recurring adjustments that may be necessary based on their knowledge of the business. Changes in the assumptions used could have a significant impact on the net realizable value of inventories.

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

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	Obtained an understanding of the Company’s financial reporting processes in place to estimate the net realizable value of inventories;
●	Compared the assumptions made by management in evaluating its-slow moving or obsolete goods to prior years to ensure such estimates and policies have remained consistent;
●	Tested management’s calculation and significant assumptions made in determining its current year net realizable value of inventories, which included substantively testing the inventory usage and movement used in such calculations;
●	Performed an independent sensitivity analysis to determine whether or not material differences in the net realizable value of inventories existed if management were to use a different look-back time period in their calculation; and
●	Performed a retrospective analysis of the Company’s net realizable value of inventories by comparing the Company’s historical write-downs in prior periods to the actual current period usage and movement.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2017 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024)

Los Angeles, CA
June 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Capstone Green Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Capstone Green Energy Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2024, the related consolidated statements of operations, temporary equity and stockholders’ deficiency and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	Obtained an understanding of the Company’s financial reporting processes in place to estimate the net realizable value of inventories;
●	Compared the assumptions made by management in evaluating its-slow moving or obsolete goods to prior years to ensure such estimates and policies have remained consistent;
●	Tested management’s calculation and significant assumptions made in determining its current year net realizable value of inventories, which included substantively testing the inventory usage and movement used in such calculations;
●	Performed an independent sensitivity analysis to determine whether or not material differences in the net realizable value of inventories existed if management were to use a different look-back time period in their calculation; and
●	Performed a retrospective analysis of the Company’s net realizable value of inventories by comparing the Company’s historical write-downs in prior periods to the actual current period usage and movement.

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2017 through 2025

Los Angeles, CA

September 26, 2024

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2025	2024
Assets
Current Assets:
Cash	$8,671	$2,085
Accounts receivable, net of allowances of $607 at March 31, 2025 and $3,287 at March 31, 2024	7,037	6,552
Inventories	16,615	20,642
Lease receivable, current	113	—
Prepaid expenses and other current assets	3,653	5,449
Total current assets	36,089	34,728
Property, plant, equipment and rental assets, net	19,362	25,854
Finance lease right-of-use assets	3,787	4,391
Operating lease right-of-use assets	8,282	12,279
Non-current portion of inventories	3,464	3,917
Lease receivable, non-current	1,175	—
Other assets	2,705	3,037
Total assets	$74,864	$84,206
Liabilities, Temporary Equity and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$14,092	$15,094
Accrued expenses	3,113	3,118
Accrued salaries and wages	1,172	1,220
Accrued warranty reserve	1,070	1,437
Deferred revenue	13,351	11,183
Finance lease liability, current	2,017	964
Operating lease liability, current	3,539	4,041
Factory protection plan liability	6,256	7,259
Exit new money notes, net of discount, current	7,968	28,911
Total current liabilities	52,578	73,227
Deferred revenue, non-current	598	675
Finance lease liability, non-current	248	2,300
Operating lease liability, non-current	4,988	8,527
Exit new money notes, net of discount, non-current	24,213	—
Other non-current liabilities	—	264
Total liabilities	82,625	84,993
Commitments and contingencies (Note 14)
Temporary equity:
Redeemable noncontrolling interests	13,859	13,859
Stockholders’ deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 59,400,000 shares authorized, 18,643,587 shares issued and outstanding at March 31, 2025; 59,400,000 shares authorized, 18,540,789 shares issued and outstanding at March 31, 2024	18	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at March 31, 2025 and March 31, 2024	1	1
Additional paid-in capital	955,407	955,145
Accumulated deficit	(977,000)	(969,810)
Treasury stock, at cost; 57,202 shares at March 31, 2025 and 0 shares at March 31, 2024	(46)	—
Total stockholders’ deficiency	(21,620)	(14,646)
Total liabilities, temporary equity and stockholders' deficiency	$74,864	$84,206

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended March 31,
	2025	2024
Revenue, net:
Product and accessories	$40,219	$49,107
Parts and service	30,939	30,681
Rentals	14,406	11,431
Total revenue, net	85,564	91,219
Cost of goods sold:
Product and accessories	39,200	51,259
Parts and service	13,660	16,460
Rentals	9,406	9,216
Total cost of goods sold	62,266	76,935
Gross profit	23,298	14,284
Operating expenses:
Research and development	2,667	2,463
Selling, general and administrative	26,205	32,175
Total operating expenses	28,872	34,638
Loss from operations	(5,574)	(20,354)
Other income	2,317	674
Interest income	186	110
Reorganization items, net	—	32,505
Interest expense	(3,944)	(5,529)
Income (loss) before provision for income taxes	(7,015)	7,406
Provision for income taxes	175	14
Net income (loss)	(7,190)	7,392

Net income (loss) per share of common stock and non-voting common stock—basic and diluted	$(0.38)	$0.39
Weighted average shares used to calculate basic and diluted net income (loss) per common stock and non-voting common stock	19,056	18,753

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIENCY

(In thousands, except share amounts)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency
Balance, April 1, 2023	—	$—	18,511,555	$18	—	$—	$955,228	$(977,202)	117,014	$(2,139)	$(24,095)
Vested restricted stock units	—	—	61,474	—	—	—	14	—	12,501	(15)	(1)
Stock awards to Board of Directors	—	—	97,275	—	—	—	—	—	—	—	—
Cancellation of Capstone Green Energy Corporation stock	—	—	(18,670,392)	(18)	—	—	(2,154)	—	(129,515)	2,154	(18)
Issuance of Capstone Green Energy Holdings, Inc. stock	—	—	18,540,877	18	—	—	—	—	—	—	18
Issuance of non-voting stock	—	—	—	—	508,475	1	—	—	—	—	1
Redeemable noncontrolling interests	10,449,863	13,859	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,057	—	—	—	2,057
Net income	—	—	—	—	—	—	—	7,392	—	—	7,392
Balance, March 31, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,145	(969,810)	—	—	(14,646)
Purchase of treasury stock	—	—	(57,202)	—	—	—	—	—	57,202	(46)	(46)
Vested restricted stock units (1)	—	—	160,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	262	—	—	—	262
Net income	—	—	—	—	—	—	—	(7,190)	—	—	(7,190)
Balance, March 31, 2025	10,449,863	$13,859	18,643,587	$18	508,475	$1	$955,407	$(977,000)	57,202	$(46)	$(21,620)

(1)	The common stock par value in total does not change the total common stock par value presented in thousands.

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(7,190)	$7,392
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,858	3,988
Amortization of financing costs and discounts	71	53
Paid-in-kind interest expense	3,199	1,957
Non-cash lease expense	3,996	3,431
Provision for credit loss expense	823	439
Inventory write-down	900	779
Provision for warranty expenses	(184)	32
Loss on disposal of equipment	67	—
Stock-based compensation	262	2,057
Non-cash reorganization items, net	—	(35,255)
Changes in operating assets and liabilities:
Accounts receivable	(2,083)	(571)
Inventories	7,628	15,382
Lease receivable	(1,288)	—
Prepaid expenses, other current assets and other assets	2,128	871
Accounts payable	(1,002)	(12,337)
Accrued expenses	(268)	3,583
Operating lease liability, net	(4,041)	(3,413)
Accrued salaries and wages and long-term liabilities	(94)	15
Accrued warranty reserve	(183)	(171)
Deferred revenue	2,092	(12,305)
Factory protection plan liability	(1,003)	(3,585)
Net cash provided (used) in operating activities	7,688	(27,658)
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(879)	(4,674)
Net cash used in investing activities	(879)	(4,674)
Cash Flows from Financing Activities:
Proceeds from debtors-in-process facility	—	12,000
Proceeds from three-year term note	—	3,000
Proceeds from exit new money note	—	7,000
Debt issuance costs	—	(244)
Repayment of finance lease obligations	(223)	(178)
Net cash provided (used) by financing activities	(223)	21,578
Net increase (decrease) in Cash	6,586	(10,754)
Cash, Beginning of Period	2,085	12,839
Cash, End of Period	$8,671	$2,085
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$533	$1,620
Income taxes	$126	$14
Supplemental Disclosures of Non-Cash Information:
Renewal of insurance contracts financed by notes payable	$—	$648
Right-of-use assets obtained in exchange for lease obligations	$—	$7,348
Settlement of lease obligations with accounts receivable due	$775	$502
Conversion of inventory to rental assets	$—	$280
Rental assets transferred to inventory	$3,067	$—
Sales-type lease	$981	$—
Conversion of prepaid expenses to rental assets	$—	$623
Paid-in-kind debt discount in connection with the three-year term note	$—	$500
Acquisition of treasury stock with accrueds	$46	$—

See accompanying notes to consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Capstone Green Energy Holdings, Inc., (f/k/a Capstone Turbine International, Inc.), along with its consolidated operating subsidiary Capstone Green Energy LLC (the “Operating Subsidiary”) is a provider of customized microgrid solutions, on-site resilient Energy-as-a-Service (“EaaS”) solutions, and on-site energy technology systems focused on helping customers around the globe solve the “Energy Trilemma” of resiliency, sustainability, and affordability. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. The Company’s inverter-based technologies solve resiliency by being able to seamlessly connect to the electric grid or be the backbone of a localized microgrid. The Company’s Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. Through the EaaS business line the Company offers build, own, operate and maintain (“BOOM”) as well as energy rental solutions utilizing the Company’s microturbine energy systems. The Company offers comprehensive factory protection plan service contracts that limit life-cycle costs, as well as providing aftermarket spare parts. The Company’s emerging business line is Hydrogen Energy Solutions. Through the Hydrogen Energy Solutions business line, the Company offers customers the ability to run on hydrogen blended fuel source. Because this is still an emerging offering, Hydrogen Energy Solutions revenue has been immaterial to date.

Historically, the business described above was conducted by Capstone Green Energy Corporation, which was organized in 1988 and has been commercially producing its microturbine generators since 1998. In connection with emergence from the Chapter 11 Bankruptcy (the “Chapter 11 Bankruptcy”) on December 7, 2023 (the “Effective Date”), Capstone Green Energy Corporation was reorganized (the “Reorganization”) and became a privately-held company (“Reorganized PrivateCo”). Capstone Turbine International, Inc., a former wholly owned subsidiary of Capstone Green Energy Corporation, which was incorporated in Delaware on June 10, 2004, became a publicly-traded company and was renamed Capstone Green Energy Holdings, Inc. The Operating Subsidiary was also formed as part of the Reorganization.

As a result of past delays in filing the Company’s periodic reports with the Securities Exchange Commission (the “SEC”) and the requirements relating to Market Value of Listed Securities (“MVLS”), the Company was unable to comply with the Nasdaq listing standards, and as a result, common stock was suspended from trading on the Nasdaq Capital Market effective October 5, 2023 and formally delisted effective October 23, 2023. Post emergence from the Chapter 11 Bankruptcy, and affecting the Plan of Reorganization, the Company had completed filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, on October 17, 2024, and with the filing, the Company became current with all of its periodic filings with the SEC. On January 2, 2025, the Company’s common stock was approved for trading by Financial Industry Regulatory Authority on the over-the-counter (OTC) market.

All references in these footnotes to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Corporation and its consolidated subsidiaries prior to the Effective Date and to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries following the Effective Date.

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

Noncontrolling Interests in Consolidated Operating Subsidiary Noncontrolling interests in the Company’s consolidated Operating Subsidiary represent the equity interests held by a related party. The noncontrolling interests in the consolidated Operating Subsidiary are redeemable and are presented as temporary equity in the Company’s Consolidated Balance Sheet. Refer to Note 10— Temporary Equity for details of the noncontrolling interests. The Company uses the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings of the consolidated Operating Subsidiary between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in the consolidated Operating Subsidiary on the Consolidated Balance Sheets represent the amounts the noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated Operating Subsidiary were liquidated at recorded amounts and distributed between the controlling and noncontrolling interests in accordance with the governing documents. The net income attributable to noncontrolling interests in the Operating Subsidiary on the Consolidated Statements of Operations is associated with the increase or decrease in the noncontrolling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions. The Company separately remeasures and adjusts the noncontrolling interest to reflect the change in redemption value of the Preferred Units, with an offsetting adjustment to retained earnings at the end of each period. Refer to Note 10 — Temporary Equity for details on remeasuring the redemption value of the Preferred Units.

The Company had a net loss for the fiscal year ended March 31, 2025, so there was no allocation of earnings for the fiscal year ended March 31, 2025. Prior to the emergence from bankruptcy, the Company recorded a gain on debt extinguishment, as detailed in Note 3— Chapter 11 Proceedings and Emergence, of $35.3 million, within Reorganization items, net on the Company’s Consolidated Statement of Operations, which resulted in net income of $7.4 million during the year ended March 31, 2024. Therefore, the Company did not allocate earnings to the Operating Subsidiary as of March 31, 2024, as the Company incurred a net loss after the Effective Date and the noncontrolling interest owners hold a liquidation preference that protects the holder from absorbing losses.

Reclassification Certain items in prior financial statements have been reclassified to conform to the current presentation and provide comparability but have no effect on the reported financial statements.

Bankruptcy Accounting The Consolidated Financial Statements included herein have been prepared as if the Company were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852— Reorganizations (“ASC 852”). Refer to Note 3— Chapter 11 Proceedings and Emergence for further details regarding the bankruptcy. At emergence from Chapter 11, the Company evaluated the criteria to apply fresh-start accounting under ASC 852 and determined that pre-petition shareholders maintained control of the Company following the restructuring transactions contemplated within the Company’s Plan (as defined below). As the pre-petition shareholders did not lose control, fresh-start accounting did not apply and the existing carrying values and activities continued as the reporting entity did not change. In addition, the Company has classified all income, expenses, gains or losses that were incurred or realized as a result of the proceedings since filing for Chapter 11 as Reorganization items, net in the Company’s Consolidated Statements of Operations.

Cash Equivalents The Company considers only those investments that are highly liquid and readily convertible to cash with original maturities of three months or less at the date of purchase as cash equivalents.

Fair Value of Financial Instruments The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, revolving credit facility and notes payable approximate fair market value based on their short-term nature. Refer to Note 11— Fair Value Measurements, for disclosure regarding the fair value of other financial instruments.

Trade Accounts Receivable and Allowance for Credit Loss Accounts receivables are presented on the Consolidated Balance Sheets, net of estimated credit losses. The Company applies the aging method by pooling receivables based on levels of delinquency and applying historical loss rates on what has been historically uncollectible by aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. Additionally, the allowance for credit loss calculation includes subjective adjustments for qualitative risk factors that could likely cause estimated credit losses to differ from historical experience. The factors include assessments of various economic conditions, significant events that occurred, geographic location, size and credit ratings of the customers. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. Accounts deemed uncollectible are written off against the allowance for credit loss.

Changes in the allowance for expected credit loss for accounts receivable are as follows (in thousands):

Balance, April 1, 2023	$4,813
Provision for credit losses	439
Write-offs	(1,965)
Balance, March 31, 2024	$3,287
Provision for credit losses	823
Recoveries	31
Write-offs	(3,534)
Balance, March 31, 2025	$607

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

Residual Assets The Company estimates the residual asset as the amount expected to be derived from the underlying asset following the end of the lease term. In a sales-type lease, the Company recognizes the unguaranteed residual asset, measured on a discounted basis, upon lease commencement. The Company evaluates residual values for impairment quarterly and recognizes impairments as incurred.

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

Advanced payments in the form of Customer Deposits are taken on these contracts, typically providing for a substantial portion of the contract value to be paid prior to shipment.  Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. Payment terms in Contracts with Customers typically are 30 or 60 days. The Company extends payment terms past one year only on a limited basis, and thus any financing component is not considered material.

Accessories and Parts The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for accessories, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The revenue associated with accessories is recognized at a point in time when the accessory is shipped to the customer.

Warranty Services Revenue from extended warranties is recognized when or as the obligations are satisfied. There are two types of warranties: standard (assurance) and extended warranties. Standard warranties do not represent separate performance obligations but are reflected as a liability associated with the purchase of the product. Extended warranties are separate offerings for 12-, 24- or 36-month periods beyond the standard warranty that are separate performance obligations recognized as an over-time performance obligation based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a system has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

Factory Protection Plan and Service Cost Reimbursement In addition to the provision of standard warranties, the Company offers Factory Protection Plans (“FPP”) to minimize product downtime and control maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the term of the FPP contract, in 30-day intervals aligned to the monthly service period for that customer. FPP contracts have an initial term period of one year, with automatic renewals with durations of 5, 10, 15, or 20 years and may be cancelled at any time.

The related costs for FPP contracts become the Company’s obligation and are accrued at the time a customer submits a claim, and the claim’s compliance with the terms of the plan are confirmed. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation. The provision is periodically adjusted to reflect actual experience. FPP contracts typically go into effect once the standard warranty expires.

Comprehensive FPP service contracts require payment at the beginning of the contract period. Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. These payments are a contract liability and are classified as deferred revenue in the Consolidated Balance Sheets. The performance obligation is fulfilled as the control passes to the customer through the passage of time and recognition of deferred revenue from the FPP contracts is recognized in the Consolidated Statement of Operations. The deferred revenue relating to the annual maintenance service contracts is recognized in the Consolidated Statement of Operations on a straight-line basis over the expected term of the contract.

Some FPPs offer labor reimbursement on the labor performed on a microturbine system. Due to the nature of the arrangement, labor reimbursements are accounted for under ASC 460 and are recognized as contra revenue as consideration paid to a customer under ASC 606. An Authorized Service Provider (“ASP”) must perform the labor. ASPs submit claims for labor reimbursements and are credited for the cost of labor if the repairs meet the Company’s prescribed standards. The Company is unable to develop a reasonable estimate of the maximum potential payout under these arrangements because the FPP contracts do not contain a limit on the number of labor reimbursements that may be submitted. However, given historical practice, the Company has priced the FPP to cover all costs incurred related to the labor reimbursement and is not exposed to significant losses over the FPP premium.

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

Rentals The Company accounts for leases to customers in accordance with lessor accounting under ASC 842. The Company utilizes a portfolio approach by grouping together many similar assets being leased to a single customer. Leases are classified as either sales-type leases or operating leases. The Company’s leases are classified as a sale-type lease if one of the five criteria are met. Other leases are classified as operating leases.

For sales-type leases, the Company recognizes and presents, upon lease commencement, the present value of the lease payments is recognized, along with the residual asset discounted using the rate implicit in the lease. Revenue is recognized in the amount of the lease receivable and the cost of sales in the amount of the carrying value of the underlying asset less the unguaranteed residual asset. The Company presents sales-type leases on the Consolidated Statements of Operations as part of Product and Accessories Revenue and Cost of Goods Sold separately. The Company believes this is more aligned to our current presentation of product sales, generally. After the commencement date, the Company recognizes interest income as part of the net sales using the effective interest method.

For operating leases, the Company recognizes the underlying asset as rental lease assets. The asset is depreciated on a straight-line basis to its estimated residual value over the estimated useful life. The lease payments are recognized over the lease term on a straight-line basis as part of Rental Revenue.

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

Products, parts and accessories are generally considered distinct as such services are often sold separately. In determining whether FPP and service contracts are distinct, the Company considers the following factors for each FPP and services agreement: availability of the services from other vendors, the nature of the services, the timing of when the services contract was signed in comparison to the product delivery date and the contractual dependence of the product on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the FPP and services contracts included in contracts with multiple performance obligations are distinct.

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

Practical Expedients

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. Contracts are considered as the individual orders received from the distributors and less than one year in duration. These costs are recorded within sales and marketing expenses in the accompanying Consolidated Statement of Operations.

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

Research and Development (“R&D”) The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred in the Company’s statement of operations. There were no offsets to R&D during Fiscal 2025 and 2024.

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

Risk Concentrations Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. At March 31, 2025, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $8.2 million as of March 31, 2025. The Company places its cash with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Sales to E-Finity Distributed Generation (“E-Finity”), Lone Star Power Solutions (“Lone Star”) and Horizon Power Systems accounted for 13%, 12% and 11%, respectively, of the Company’s revenue for Fiscal 2025. Sales to Cal Microturbine and E-Finity accounted for 16% and 13%, respectively, of the Company’s revenue for Fiscal 2024. Additionally Lone Star and Optimal Group Australia accounted for 18% and 10% of net accounts receivable as of March 31, 2025, respectively, and Supernova Energy Services and Capstone Engineered Solutions accounted for 14% and 11% of net accounts receivable as of March 31, 2024, respectively.

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

Net Income (Loss) Per Common Share The Company has common and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the common stock; therefore, earnings per share is presented on a combined basis. Basic income (loss) per share is computed using the weighted-average number of common shares and non-voting common shares outstanding for the period. Diluted income (loss) per share is computed without consideration of potentially dilutive common stock equivalents such as stock options, restricted stock units and warrants as the effect would have been anti-dilutive if the Company incurred a loss. In addition, the change in the carrying value of the redeemable noncontrolling interests are excluded from the calculation of diluted earnings per share.

As a result of the cancellations to these instruments on the Effective Date of the Plan, the Company did not have any outstanding stock options or warrants at March 31, 2025, and 2024. There was no change in the carrying value of the redeemable noncontrolling interests for the years ended March 31, 2025, and 2024 as the carrying value equaled the fair value at issuance.

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

Leases Arrangements meeting the definition of a lease whereby the Company is the lessee are classified as operating or financing leases and are recorded on the Consolidated Balance Sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term or life of the asset based on the classification of the lease. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components and elected not to recognize right-of-use assets and lease liabilities for short-term leases having initial terms of twelve months or less and recognizes rent expense on a straight-line basis over the lease term.

Lessor financing receivables consist of the financing receivables from leases which are classified as sales-type leases. Lease terms generally range from 1 to 8 years, with most terms ranging between 1 to 2 years. The lease agreements may provide the lessee the option to purchase the underlying asset at the end of the lease term. Occasionally, the leases provide the lessee a bargain purchase option.

Going Concern In connection with the preparation of these Consolidated Financial Statements for the fiscal year ended March 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they became due for the next twelve months from the date of issuance of its Fiscal 2025 Consolidated Financial Statements. As of March 31, 2025, the Company had cash of $8.7 million and a working capital deficit of $16.5 million. The Company incurred a loss from operations of $5.6 million and generated cash from operating activities of $7.7 million during Fiscal 2025.

Given the Company’s current cash position, lack of liquidity, limits to accessing capital and debt funding options, and current economic and market risks, there is substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended March 31, 2025.

Segment Reporting The Company determines its reporting units in accordance with FASB ASC Topic No. 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company defines its CODM to be the Chief Executive Officer. The Company is considered to be a single reporting segment. The business activities of this reporting segment are the development, manufacture and sale of turbine generator sets and their related parts and services, including rentals.

Impact of Recently Issued Accounting Standards

Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280). This update applies to all reporting public entities. The amendments in this update revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for annual periods beginning after December 15, 2023, early adoption is permitted. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements. For additional information, refer to Note 17 – Segment Information.

Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024, early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The guidance was further clarified for the effective date by ASU 2025-01. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for all public business entities for fiscal years beginning after December 15, 2026, and for interim within fiscal years beginning after December 15, 2027, early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

Overview of the Plan— On September 28, 2023, Capstone Green Energy Corporation and its Debtor Affiliates (the “Debtors”) filed their Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) and Disclosure Statement. Subsequent updates and supplements were filed, leading to a combined Court hearing on November 13, 2023, for approval of the Disclosure Statement and Plan. The Plan was confirmed on November 14, 2023, and became effective on December 7, 2023, when the Company emerged from Chapter 11.

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

DIP Note Purchase Agreement— On October 3, 2023, the Debtors entered into a super-priority senior secured debtor-in-possession note purchase agreement (the “DIP Note Purchase Agreement”) with Broad Street and the Collateral Agent. Under this agreement, Broad Street provided a $30 million DIP Facility, consisting of $12 million in new money DIP notes and an $18 million roll-up of pre-petition debt. The Debtors filed a motion on September 28, 2023, seeking the Bankruptcy Court’s approval for this DIP Facility.

On October 2, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Note Purchase Agreement, the Debtors were authorized to make a single, initial draw of $9.0 million on the DIP Facility. The remaining $3.0 million of the DIP Facility became available to be drawn by the Debtors on November 13, 2023, after the Bankruptcy Court entered the Final DIP Order (the “Final Order”). The amount was drawn by the Debtors on October 24, 2023, after the entry of the Final Order and compliance with the terms, conditions, and covenants to be set forth in the DIP Note Purchase Agreement. Substantially all of the Debtors’ assets were encumbered by first-priority liens of the purchaser under the DIP Note Purchase Agreement. Pursuant to the terms of the Plan, on the Effective Date, the obligations of Reorganized PrivateCo to the DIP NPA, were cancelled and converted into an Exit Facility (the “Exit Note Purchase Agreement”).

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

Nasdaq Delisting of Common Stock— Effective at the opening of the trading session on October 5, 2023, the Company’s common stock was suspended from trading on the Nasdaq Capital Market. Effective October 23, 2023, the Company’s common stock was delisted from the Nasdaq Capital Market. Upon emergence, new share capital was issued under the Plan. Refer to the Statement of Stockholders’ Equity.

Basis of Presentation— Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, ASC 852, in preparing the accompanying Consolidated Financial Statements as of and for the year ended March 31, 2024, which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges related to the Chapter 11 Cases were recorded as Reorganization items, net, in the accompanying Consolidated Financial Statement of Operations. All pre-petition obligations of the Debtors that were impacted by the Chapter 11 Cases that were previously classified as Liabilities Subject to Compromise (“LSTC”) were resolved at Emergence.

Gain on Extinguishment of Debt at Emergence— In accordance with ASC 470, Debt, on December 7, 2023, the Company recognized a gain on extinguishment of debt that was recorded in Reorganization items, net in the accompanying Consolidated Financial Statement of Operations. The components of the gain for Fiscal 2024 were as follows (in thousands):

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

4. Inventories

Inventories are valued at the lower of cost (determined on a FIFO basis) or net realizable value and consisted of the following (in thousands):

	March 31,	March 31,
	2025	2024
Raw materials	$19,914	$23,779
Finished goods	165	780
Total	20,079	24,559
Less: non-current portion	(3,464)	(3,917)
Total inventory, net non-current portion	$16,615	$20,642

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2025 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,265
25 to 36 plus months	2,199
Total	$3,464

5. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	March 31,	March 31,
	2025	2024
Machinery, equipment, automobiles and furniture	$14,467	$14,921
Leasehold improvements	8,919	8,889
Molds and tooling	3,510	3,476
Rental assets	27,963	31,762
	54,859	59,048
Less: accumulated depreciation	(35,497)	(33,194)
Total property, plant, equipment and rental assets, net	$19,362	$25,854

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $3.9 million and $4.0 million for Fiscal 2025 and 2024, respectively. There was no inventory converted to rental assets during Fiscal 2025. Inventory converted to rental assets during Fiscal 2024 was $0.3 million. Rental assets sold as product revenue and cost of goods sold in Fiscal 2025 had a net book value of $3.1 million. There were no rental asset sales in Fiscal 2024. The depreciation expense recorded to cost of sales during Fiscal 2025 and 2024, was $3.7 million and $3.8 million, respectively.

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

	March 31,	March 31,
	2025	2024
Balance, beginning of the period	$1,437	$1,576
Standard warranty provision	(184)	32
Deductions for warranty claims	(183)	(171)
Balance, end of the period	$1,070	$1,437

7. Revenue Recognition

The following table presents disaggregated revenue by business group (in thousands):

	Year Ended March 31,
	2025	2024
Microturbine Products	$36,670	$47,787
Accessories	2,240	1,320
Total Product and Accessories	38,910	49,107

Parts and Service	30,939	30,681
Total ASC 606 Revenue	$69,849	$79,788

Microturbine Products	$1,309	$—
Rentals	14,406	11,431
Total ASC 842 Revenue	15,715	11,431
Total Revenue	$85,564	$91,219

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2025	2024
United States	$55,732	$54,574
Mexico	2,822	5,070
All other North America	718	1,278
Total North America	59,272	60,922
Europe	11,281	18,333
Asia	2,248	3,137
Australia	5,843	4,746
All other	6,920	4,081
Total Revenue	$85,564	$91,219

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

Changes in deferred revenue consisted of the following (in thousands):

	March 31,	March 31,
	2025	2024
Opening balance, beginning of the year	$11,858	$24,189
Closing balance, end of the year	$13,949	$11,858
Revenue recognized during the year from:
Amounts included in deferred revenue at the beginning of the year	$10,054	$16,527

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance with revenue recognized on a straight-line basis over the contract period. As of March 31, 2025, approximately $5.3 million of revenue is expected to be recognized from remaining performance obligations for FPP contracts. The Company expects to recognize revenue of approximately $4.7 million of these remaining performance obligations over the next 12 months and the balance of $0.6 million will be recognized thereafter.

The Distributor Support System (the “DSS program”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geographic and market verticals. This program is funded by distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight-line basis over a calendar year period. Deposits are primarily non-refundable cash payments from distributors for future orders. Refer to Note 14 – Commitments and Contingencies — Related Party Transactions, in the Notes to Consolidated Financial Statements for information regarding Reorganized PrivateCo’s distributor services business transition connected to the Company’s emergence from the Chapter 11 Cases.

8. Income Taxes

Income (loss) before provision for income taxes consisted of the following for the years ended March 31, 2025 and 2024 (in thousands):

	Year Ended March 31,
	2025	2024
United States	$(7,066)	$7,357
Foreign	51	49
Income (loss) before provision for income taxes	$(7,015)	$7,406

Current income tax provision is the amount of income taxes reported or expected to be reported on our federal, state and foreign income tax return. The Company has no deferred income tax due to the full valuation allowance recorded against its net deferred tax assets.

The components of the provision for income taxes are as follows the years ended March 31, 2025 and 2024 (in thousands):

	Year Ended March 31,
	2025	2024
Current:
Federal	$85	$—
State	61	14
Foreign	29	—
	175	14
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total income tax expense	$175	$14

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to loss from operations before income taxes. A reconciliation of income tax expense to the federal statutory rate follows (in thousands):

	Year Ended March 31,
	2025	2024
Federal income tax at the statutory rate	$(1,473)	$1,556
State taxes, net of federal effect	(304)	(609)
Redeemable noncontrolling interest	563	973
Impact of Reorganization, net	—	147,838
Change in Valuation Allowance	2,208	(153,075)
Research and Development Credits	(44)	—
Excess Business Interest Expense	218	—
True-up of prior year's estimates	(1,004)	3,326
Other	11	5
Income tax expense	$175	$14

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2025 and 2024 (in thousands):

	Year Ended March 31,
	2025	2024
Deferred tax assets:
NOL carryforwards	$1,456	$144
Tax credit carryforwards	—	—
Investment in Partnership	825	—
Deferred tax assets	2,281	144
Valuation allowance for deferred tax assets	(2,281)	(96)
Deferred tax assets, net of valuation allowance	—	48
Deferred tax liabilities:
Investment in Partnership	—	(48)
Net deferred tax assets	$—	$—

As previously discussed, the Company emerged from bankruptcy on December 7, 2023 and effected a financial and organizational restructuring in accordance with the Plan. The Company’s non-recurring restructuring activities resulted in a significant change in the components of the Company’s deferred tax assets and liabilities as of March 31, 2024.

Elements of the Plan provided that certain secured and unsecured debt that the Company held was exchanged for 18,540,877 shares of common stock of Capstone Green Energy Holdings, Inc., par value $0.001 per share (the “Common Stock”) and 10,449,863 Series A Redeemable Preferred Units (the “Preferred Units”). Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness equal to the excess of the adjusted issue price of the cancelled debt over the amount of consideration received in satisfaction of such debt. The Internal Revenue Code (“IRC”) of 1986, as amended, provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from bankruptcy, the estimated amount of CODI is approximately $35.3 million, which reduced some of the value of the Company’s NOL carryover prior to reorganization. Any remaining tax attributes after attribute reduction remained with Capstone Green Energy Corporation, the Reorganized Private Co, and are no longer a part of Capstone Green Energy Holdings, Inc.’s (the successor) tax attributes.

Due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its net deferred income tax assets. The change in valuation allowance for fiscal years ended March 31, 2025, and 2024, was a $2.3 million decrease and a $153.1 million decrease, respectively. The decrease at March 31, 2024, was primarily attributable to the impact of the Plan reorganization.

The Company’s NOL for federal and state income tax purposes at March 31, 2025, were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL	$5,699	Indefinite
State NOL	$3,774	2044

IRC Section 382 (“Section 382”) limits the use of net operating loss (“NOL”) and tax credit carryforwards when changes occur in the capital stock ownership of the Company. Any annual limitation may result in the expiration of NOL and credits before utilization. Should the Company have an ownership change, utilization of the NOL and carryforwards could be significantly reduced. The Company is not expected to utilize NOL and tax credit carryforwards in the near term, and this does not have a material impact on the Company’s financial statements due to the full valuation allowance.

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. Based on management’s evaluation, there were no research and development credits or interest or penalties related to unrecognized tax benefits as of March 31, 2025, and 2024.

As part of the reorganization, the research and development credits remained with Capstone Green Energy Corporation, the Reorganized PrivateCo. As such, there are no remaining unrecognized tax benefits as of March 31, 2024.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at April 1, 2023	$1,856
Gross decrease due to reorganization	(1,856)
Balance at March 31, 2024	$—
Gross increase related to prior year tax positions	19
Lapse of statute of limitations	—
Balance at March 31, 2025	$19

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

9. Stock Compensation

The following table summarizes, by Consolidated Statements of Operations line item, stock-based compensation expense (in thousands):

	Year Ended March 31,
	2025	2024
Cost of goods sold	$7	$139
Research and development	5	93
Selling, general and administrative	250	1,825
Stock-based compensation expense	$262	$2,057

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

Shares available for future grants and all outstanding unvested equity awards under the 2017 Plan were cancelled on the Effective Date in accordance with the Plan. The Company recorded $2.1 million of stock-based compensation expense for the acceleration of cancelling the unvested forfeited awards during Fiscal 2024.

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

The Incentive Plan is administered by the Capstone Green Energy Holdings, Inc. Compensation and Human Capital Committee or the Board. No more than 3,000,000 shares of Common Stock are available for the grant of awards under the Incentive Plan. The Company intends to issue equity awards to incentivize employees whose unvested equity awards were terminated in accordance with the Plan.

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

Non-Voting Common Stock

Capstone Green Energy Corporation, as the sole stockholder of Capstone Turbine International, Inc., approved Capstone Turbine International, Inc.’s Amended and Restated Certificate of Incorporation (“COI”), which provided designation of a new class of non-voting common stock with a par value of $0.001 per share for Capstone Turbine International, Inc. The non-voting common stock are to be issued to certain key employees and directors of the Company. The intent of issuing the non-voting common share was to provide value to the employees and officers after the restructuring and substantial de-leveraging following the Company’s Chapter 11 Bankruptcy. The non-voting common stock do not have any voting rights on any matter on which stockholders of Capstone Green Energy Holdings, Inc. are entitled to vote. However, the non-voting common stock have the right to vote, separately or together with the common stock, on any amendments to the COI (including with respect to any changes to (i) the authorized number of shares of common stock or non-voting common stock or (ii) any preferences, rights or powers of the non-voting common stock). The number of authorized shares of non-voting common stock or common stock may be increased or decreased (but not below the number of such shares of non-voting common stock or common stock then outstanding, as applicable) by the affirmative vote of the holders of a majority of the common stock. All common stock and all non-voting common stock have the same rights and powers, rank equally (including upon any liquidation, dissolution or winding up of the Company), share ratably in any dividends and distributions, and are identical in all respects as to all other matters, other than as to voting rights. The holders of non-voting common stock may not transfer any such shares of non-voting common stock until the end of the period ending on the date that is twelve months immediately following the date of the COI (the “Lock-Up Period”), with certain exceptions as described in the COI. Each share of non-voting common stock will automatically upon transfer, convert into a share of common stock on a 1:1 basis.

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

As of March 31, 2025 and 2024, 508,475 shares of fully vested non-voting common stock were outstanding.

Restricted Stock Units and Performance Restricted Stock Units

All outstanding unvested equity awards as of the Effective Date under the Capstone Green Energy Corporation 2017 Equity Incentive Plan were cancelled on the Effective Date in accordance with the Plan. Through the new 2023 Plan, the Company intends to issue equity awards to incentivize employees whose unvested equity awards were terminated in accordance with the Plan. The 2023 Plan authorizes the award of restricted stock units and performance restricted stock units. Awards granted under the 2023 Plan generally vest over three years.

The following table summarizes restricted stock unit activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2023	842,631	$3.13
Granted	1,647,538	1.20
Vested and issued	(673,084)	1.08
Forfeited/cancelled	(1,357,085)	0.71
Non-vested restricted stock units outstanding at March 31, 2024	460,000	$1.05
Granted	519,740	0.92
Vested and issued	(160,000)	1.05
Forfeited/cancelled	(92,917)	1.03
Non-vested restricted stock units outstanding at March 31, 2025	726,823	0.96
Restricted stock units expected to vest beyond March 31, 2025	726,823	$0.96

The following table summarizes performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2023	—	$—
Granted	—	—
Vested and issued	—	—
Forfeited/cancelled	—	—
Non-vested restricted stock units outstanding at March 31, 2024	—	$—
Granted	56,033	0.93
Vested and issued	—	—
Forfeited/cancelled	(2,500)	0.93
Non-vested restricted stock units outstanding at March 31, 2025	53,533	0.93
Restricted stock units expected to vest beyond March 31, 2025	53,533	$0.93

 As of March 31, 2025, there was $0.7 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including PRSU) expected to be recognized in compensation expense in future periods with a weighted-average period of 1.98 years.

Stockholder Rights Plan

In connection with the Emergence and in accordance with the Plan, the NOL rights agreement was terminated and the obligations of the Company thereunder were discharged by order of the Bankruptcy Court.

Warrants

The warrants outstanding as of the Effective Date to purchase up to 3,763,860 shares of Reorganized PrivateCo. at various exercise prices for each series were cancelled on the Effective Date in accordance with the Plan.

10. Temporary Equity

Redeemable Preferred Units

Redeemable noncontrolling interests are reported on the Consolidated Balance Sheet as Temporary Equity.

During Fiscal 2024, in connection with the Reorganization, the Operating Subsidiary issued 10,449,863 Preferred Units that include a redemption feature. The Preferred Units have an aggregate value representing 37.5% equity ownership in the Operating Subsidiary (“Aggregate Purchase Price”). At any time during the six-month period following the sixth anniversary of the Effective Date, the holders of the Preferred Units may elect to have all, but not less than all, of the then outstanding Preferred Units redeemed. Therefore, the Preferred Units are probable of becoming redeemable and will be classified as temporary (‘mezzanine’) equity.

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into Operating Subsidiary Common Units (“Common Units”) at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.50% of the Common Units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.50% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into Common Units as of March 31, 2025.

Additionally, the Preferred Units provide the holder with a put option to sell the shares to the Operating Subsidiary and the Liquidation Preference provides the holder with the option to exchange the Preferred Units for cash.

The holder of the noncontrolling interest hold a liquidation preference that protects the holder from absorbing losses. The Company incurred a net loss of $7.2 million and as of March 31, 2025, therefore, there were no earnings to allocate to Operating Subsidiary. Prior to the emergence from bankruptcy, the Company recorded a gain on debt extinguishment, as detailed in Note 3— Chapter 11 Proceedings and Emergence, of $35.3 million, within Reorganization items, net on the Company’s Consolidated Statement of Operations, which resulted in net income of $7.4 million during the year ended March 31, 2024. Therefore, the Company did not allocate earnings to the Operating Subsidiary as of March 31, 2024, as the Company incurred a net loss after the Effective Date.

Management’s initial valuation of the Preferred Units was made under ASC 480-10-S99-3A and is specifically determined by the ‘redemption value’  This initial value was established using a fair value methodology, to establish the initial redemption value per the terms of the Capstone Green Energy LLC Agreement, the fair value of $1.33 per Preferred Unit at the date below was determined through the use of an option-pricing method (“OPM”) that treats the common and preferred units as call options on the enterprise value of the Company with exercise prices based on the liquidation preference of the preferred units. The OPM incorporated multiple thresholds that represent future change of control sale prices where the payout structure would differ based on the rights and preferences of each share class. The OPM used was the Black-Scholes Metron (“BSM”) model to price the call option, which includes the below variables. The enterprise value utilized by the Company in the OPM represents the value agreed upon by the parties involved the restructuring as approved by the Chapter 11 Bankruptcy Court:

Year Ended March 31,
2024
Fair value of common units	$1.15
Dividend yield	—%
Volatility	93.0%
Risk-free interest rate	4.2%
Expected term	6.2 years

Subsequent measurement under ASC 480-10-S99-3A for the redemption value follows the definition of redemption value as per the Capstone Green Energy LLC Agreement, which has been defined as greater of 1) the share price of CGEH shares (if CGEH is publicly traded), with appropriate adjustments for customary and appropriate factors, or 2) the Aggregate Purchase Price plus declared but unpaid dividends, the ‘maximum redemption value’.  The subsequent measurement based on the redemption value method should not result in an amount that is less than the initial recorded value of $13.9 million.

For the year ended March 31, 2025, the Company’s Common Stock is publicly trading and the Preferred Units are not currently redeemable. The Company will measure the maximum redemption value at the end of each accounting period, which is based on the Company’s Common Stock value at period end. As of March 31, 2025, the closing value of CGEH stock was $0.75.

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value, if that value exceeds the initial fair value, to equal the maximum redemption value to retained earnings. The initial fair value was $13.9 million. Subsequent remeasurement of fair value has not exceeded the initial fair value; therefore, no adjustments have been made prior to the current period. The remeasurement as of March 31, 2025, did not exceed the initial fair value; therefore, an adjustment to the carrying value was not recorded.

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

Basis for Valuation

The carrying values reported in the Consolidated Balance Sheets for cash, accounts receivable and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. Financial and nonfinancial assets and liabilities measured on a recurring basis are those that are adjusted to fair value at each reporting period and include the Company’s Preferred Units. The Company used the BSM model (Level 3) with standard valuation inputs to value the Preferred Units for Fiscal 2024. The Company considers the Fiscal 2025 measurement to be Level 2. The primary input is the measurement of the Preferred Units using the value of publicly traded shares of CGEH, which trade in an actively traded public market (OTC market). We consider the shares of CGEH to be similar to the Common Units of Operating Subsidiary into which the Preferred Units may convert, and for which the underlying value are the assets, liabilities and operations of the Operating Subsidiary. CGEH is a holding company with no other business activity. Refer to Note 10— Temporary Equity.

12. Debt

Exit Facility Agreement

The Company entered into an Exit Facility during Fiscal 2024 (the “Exit Note Purchase Agreement”), for an aggregated principal amount of $28.1 million, consisting of $21.1 million Exit Roll Up Notes, including accrued and unpaid interest, commitment fees and $7.0 million of Exit New Money Notes (together the “Exit Notes”) subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among the Operating Subsidiary, as the issuer, the Company and Capstone Financial Services, as the guarantors (the “Guarantors”), Broad Street Credit Holdings LLC (the “Purchaser”) and Goldman Sachs Specialty Lending Holding, Inc. (the “Collateral Agent”).

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

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The scheduled maturities of the Company’s long-term debt are as follows as of March 31, 2025 (in thousands):

Year Ending March 31,
2026	$8,001
2027	24,351
2028	—
2029	—
2030	—
Thereafter	—
Total principal payments and debt maturities	32,352
Less unamortized issuance costs	(171)
Net principal payments and debt maturities	$32,181

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

On March 27, 2024, the Company obtained a waiver from the Purchaser and the Collateral Agent in anticipation of default on March 31, 2024. The waiver granted was specific to the $1.0 million consolidated adjusted EBITDA covenant for the measurement date of March 31, 2024, and covered the period until June 30, 2024. There can be no assurance that the Purchase and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Exit Notes. The Company has the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Exit Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. The Company believes it is probable the minimum consolidated liquidity and minimum consolidated adjusted EBITDA financial covenants discussed below will be satisfied for all measurement dates in the upcoming 12 months.

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

 The minimum consolidated liquidity covenant will be tested at all times from and after September 30, 2024, and requires the Company and its subsidiaries to maintain a minimum average Consolidated Liquidity (as defined in the First Amendment) during any seven consecutive day period of no less than:

(i) from September 30, 2024 to March 30, 2025, $1,000,000;

(ii) from March 31, 2025 to July 30, 2025, $2,500,000*;

(iii) from July 31, 2025 to September 29, 2025, $3,000,000*;

(iv) from September 30, 2025 to March 30, 2026, $3,500,000; and

(v) from March 31 2026 to December 7, 2026, $4,000,000.

*On June 23, 2025 the Company received an additional waiver to defer the minimum liquidity increase from $2.5 million to $3.0 million from June 20, 2025 to July, 31, 2025.

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

As of March 31, 2025, the Company has an outstanding Exit Notes balance of $32.2 million, comprised of $21.1 million of Exit Roll Up Notes, $7.0 million of the Exit New Money Notes, and $4.3 million of total PIK interest, less debt issuance costs of $0.2 million. Debt issuance costs in relation to the Exit New Money Notes and Exit Roll Up Notes are being amortized over the term at an effective interest rate of 11.75% as of March 31, 2025. As of March 31, 2025, the Company was in compliance with all financial covenants.

Three-Year Term Note

On February 4, 2019, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors, the Collateral Agent and any other purchasers party thereto from time to time (collectively, the “Purchaser”). On October 1, 2020, the Company entered into an Amended & Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”). As of March 31, 2023, the Company had borrowings under the Note Purchase Agreement of $51.0 million. The A&R Note Purchase Agreement contained a covenant, among others requiring the Company to have at all times a minimum consolidated liquidity (the “Liquidity Covenant”) of at least $9.0 million. On April 21, 2023, the Company breached the Liquidity Covenant when its total funds in accounts subject to account control agreements fell below $9.0 million. On July 3, 2023, the Company failed to make an interest payment.

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

On June 23, 2025, the Company received an additional waiver from Goldman Sachs Specialty Lending Group, L.P. (the Collateral Agent) to defer the minimum liquidity increase from $2.5 million to $3.0 million from June 30, 2025, to July 31, 2025.

Interest expense related to the term note payable during Fiscal 2025 and 2024 was $3.8 million and $3.3 million, respectively.

Gain on Extinguishment of Debt

The Company incurred a $35.3 million gain as a result of the debt amendment related to emerging from Chapter 11 Bankruptcy on December 7, 2023. The gain was recorded within Reorganization items, net on the Company’s Consolidated Statement of Operations.

13. Leases

Lessor

The Company rents microturbine equipment to its customers for terms ranging from a couple of months to up to ninety-six months with most of the leases generally with thirty-six months term with an extension option, which may impact the lease term. The leases may provide the lessee with the option to purchase the underlying assets at the end of the lease term. Monthly rental payments are fixed; however, the leases may include variable payments for fuel, excess labor, additional equipment, or technician labor and engineering support. The leases are classified as either sales-type leases or operating leases, as appropriate. As further described below, the Company rents certain microturbine equipment back from customers and subleases this equipment to end users as a part of its Energy-as-a-Service business.

At March 31, 2025, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2026	$2,398	$6,279
2027	397	1,101
2028	—	295
2029	—	22
2030	—	—
Thereafter	—	—
Total minimum rental revenue	$2,795	$7,697

The profit recognized from sales-type leases at their commencement date were as follows (in thousands):

	Year Ended March 31,
	2025	2024
Net sales	$1,309	$—
Cost of sales	911	—
Gross profit	$398	$—

At March 31, 2025, the Company’s future scheduled minimum lease payments to be received from its sales-type lease was as follows (in thousands):

Year Ending March 31,
2026	$264
2027	264
2028	264
2029	264
2030	264
Thereafter	528
Total minimum lease payments	$1,848
Less: imputed interest	(639)
Plus: unguaranteed residual value	79
Present value of lease receivable	$1,288

The Company recognized $0.2 million of interest income related to lease receivables in Fiscal 2025. There was no interest income related to lease receivables in Fiscal 2024.

	Year Ended March 31,
	2025	2024
Gross receivables	$1,209	$—
Unguaranteed residual value	79	—
Total, net	$1,288	$—
Reported as:
Current	113	—
Long-Term	1,175	—
Total, net	$1,288	$—

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

There were no new rental agreements in Fiscal 2025. During Fiscal 2024, the Company entered into eight rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. The existing rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore not included in the determination of the lease term. As of March 31, 2025, lease commitments totaled approximately 17.8 megawatts of microturbines and have an average term of 43 months and a total remaining commitment value of approximately $8.6 million.

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
	2025	2024
Finance lease costs (1)	$719	$804
Operating lease costs	5,335	4,948
Total lease costs	$6,054	$5,752
(1)	Interest expense is included in finance lease costs.

Supplemental balance sheet information related to the leases was as follows (in thousands):

	March 31, 2025	March 31, 2024
Finance lease right-of-use assets	$3,787	$4,391
Operating lease right-of-use assets	8,282	12,279
Total right-of-use assets	$12,069	$16,670

Finance lease liability, current	$2,017	$964
Operating lease liability, current	3,539	4,041
Finance lease liability, non-current	248	2,300
Operating lease liability, non-current	4,988	8,527
Total lease liabilities	$10,792	$15,832

Finance leases:
Weighted average remaining lease life	0.42 years	1.41 years
Weighted average discount rate	12.81%	13.00%
Operating leases:
Weighted average remaining lease life	4.41 years	4.48 years
Weighted average discount rate	12.33%	13.00%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$222	$173
Operating cash flows from finance leases	$33	$42
Operating cash flows from operating leases	$5,380	$4,930
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$—	$447
Operating leases	$—	$6,901

At March 31, 2025, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2026	$2,051	$4,368
2027	252	1,747
2028	—	1,636
2029	—	1,337
2030	—	256
Thereafter	—	1,626
Total lease payments	$2,303	$10,970
Less: imputed interest	(38)	(2,443)
Present value of lease liabilities	$2,265	$8,527

14. Commitments and Contingencies

Purchase Commitments

As of March 31, 2025 the Company had firm commitments to purchase inventories of approximately $31.4 million through Fiscal 2027. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

Refer to Note 13 – Leases.

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

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On the Effective Date, Operating Subsidiary entered into a Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary (the “Reorganized PrivateCo Services Agreement”). The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide the Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees). The Company reported $2.5 million and $0.7 million in other income for DSS service fees for Fiscal 2025 and Fiscal 2024, respectively.

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

Services Agreement between the Company and Operating Subsidiary

On the Effective Date, the Company entered into a Services Agreement (the “Services Agreement”) by and among the Company and Operating Subsidiary. The Services Agreement provides, among other things, that the Company will provide certain services to Operating Subsidiary, in its capacity as a majority equity holder of Operating Subsidiary, and in consideration for the services provided by the Company, Operating Subsidiary will reimburse the Company for its reasonable audit, board and executive compensation expenses incurred in connection with being a publicly traded company (the “New Capstone Services Fee”). The New Capstone Services Fee will not exceed $2,500,000, per fiscal year (the

“Services Fee Cap”), to be increased on April 1 of each year, beginning with April 1, 2024, by an amount equal to the greater of (a) 3.5000% and (b) the Consumer Price Index, as set by the U.S. Bureau of Labor Statistics and available on March 31 of each year; provided however, that for the Fiscal Year ending March 31, 2024, such amount was prorated based on the number of days in such fiscal year following the execution of the Reorganized PublicCo Services Agreement; provided, further, however, that such increase effective on April 1, 2024, was equal to 1.7500%.

Service Agreement with CFGI

On January 12, 2024, the Company entered into a services agreement with CFGI, pursuant to which CFGI provides third party accounting consultancy services to the Company. A related person who is the son of John Juric, our Chief Financial Officer, is a staff employee at CFGI. We have been advised that, under the CFGI compensation policy, Mr. Juric’s son is being paid a commission related to the fees paid by the Company during the first year of the engagement. The Company incurred service fee expense of $1.3 million and $0.3 million for Fiscal 2025 and 2024, respectively. The potential bonus to be earned by Mr. Juric’s son is estimated to be $65,000.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result and yield costs to the Company if significant amounts of inventory are held at distributors. As of March 31, 2025, no significant inventories of this nature were held at distributors.

Legal Matters

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California alleging breach of contract relating to the parties’ prior distributor relationship (which terminated at the end of March 2018) and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement and promissory note in favor of Capstone. The Company subsequently modified its complaint to include Turbine Intl. guarantors as defendants. The Company was seeking approximately $4.8 million in compensatory damages, along with injunctive relief and attorney’s fees, interest, and costs. In 2024, the Court ordered default judgments first against Turbine International and then against the other defendants. The default judgement in the amount of approximately $7.3 million, which included pre-judgement interest and costs of the suite, was entered and placed on the docket in June 2025. The Company has prevailed in this proceeding. The ability of Capstone to collect on the judgement is unclear, as the defendants are overseas or without U.S.-based assets, therefor we have not recorded a receivable as of March 31, 2025.

SEC Investigation

In June 2023, prior to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Audit Committee of the Company’s Board commenced an Investigation into certain accounting and internal control matters of the Company, principally focused on certain revenue recognition matters (the “Revenue Recognition Investigation”), and self-reported its findings to the Division of Enforcement of the SEC. Following the self-report, the SEC Enforcement Division commenced an investigation into the circumstances surrounding the restatement of the Company’s quarterly and annual financial statements (the “SEC Investigation”). The Audit Committee further self-reported its findings pursuant to an investigation into FPP related practices to the SEC. The Company cooperated with the SEC in connection with its investigation. On June 10, 2025, the SEC Division of Enforcement notified the Company that it closed its investigation with no action taken against the Company.

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a current distributor of the Company, filed a complaint before the American Arbitration Association, seeking approximately $24.5 million in damages and alleging that the Company breached the Distributor Agreement between the parties and committed fraud by allowing another company, to sell, rent and service turbines in Cal Microturbine’s exclusive territory. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damages claim to $18.8 million. On September 9, 2024, the Company filed a counterclaim against Cal Microturbine for $20.0 million, alleging various violations of the Distributor Agreement. On September 27, 2024, Cal Microturbine provided the second amendment to its complaint and increased its damages to $25.0 million. The parties have completed selection of a three-person arbitration panel and a hearing date is scheduled for September 2025. The parties engaged in mediation in November and December 2024, and they are currently in settlement discussions. Discovery was scheduled to begin in November 2024 but has been stayed due to ongoing settlement discussions. On December 8, 2024, the Company issued a notice of intent to terminate the Distributor Agreement with Cal Microturbine due to the alleged violations by Cal Microturbine. In February 2025, Cal Microturbine filed an action in California state court seeking a temporary restraining order (“TRO”) to preclude the Company from terminating the Distributor Agreement. Due to ongoing settlement discussions and extensions of the termination date during those discussions, the court has refrained from scheduling a TRO hearing. The Company has not recorded a liability as of March 31, 2025, as a loss is neither probable nor estimable.

Spitzer v. Flexon, Jamison, Juric, Robinson, and Hencken

On October 13, 2023, a putative securities class action was filed in the U.S. District Court for the Central District of California, captioned Spitzer v. Flexon, et al., Case No. 2:23-cv-08659, naming certain of the Company’s current and former directors and officers as defendants. The suit alleges various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 based on allegedly false and misleading statements and allegedly inadequate disclosure regarding the Company’s business, operations and prospects and the circumstances leading up to the restatement of the Company’s quarterly and annual financial statements. The suit is purportedly brought on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between June 14, 2021, and September 22, 2023, and seeks to recover unspecified compensatory damages and other relief, including attorney’s fees. The Company is not a named respondent in this matter and has not engaged legal counsel.

The parties reached agreement on a settlement amount and on April 4, 2025, the parties filed an unopposed motion for the court to approve settlement and notice procedures. A preliminary hearing date was held on June 5, 2025, and a final settlement hearing date has been set for November 13, 2025. Expenses up to the $1.3 million insurance deductible amount have either been incurred or accrued.

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim.

In August 2024, two filings were made by lawyers on behalf of current and former non-exempt Capstone employees against Capstone and one supervisory employee. Both filings allege various pay violations. The first action filed with the Superior Court of the State of California, requested that the Court certify the employees as a Class. Capstone has arbitration agreements in place with those current and former employees, agreements which include a class action waiver. Accordingly, Capstone moved that the Court compel arbitration, which Plaintiffs opposed. At a hearing in January 2025, the Court determined that the arbitration agreements were enforceable. Then in April 2025, the Court determined that the employees were not entitled to exemption from the enforcement of the arbitration agreements under the Federal Arbitration Act. The second filing was made with the Labor Development Workforce Agency. While Plaintiffs are positioned to pursue that claim privately under the Private Attorney General Act, they have not yet filed suit. The Company has not recorded a liability as of March 31, 2025, as a loss is neither probable nor estimable.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a Capstone distributor in Russia, filed a lawsuit in the Superior Court of California, County of Los Angeles to recover a $0.7 million parts deposit, along with interest and legal fees. Among other things, DV Energy alleges breach of contract associated with a product order that Capstone was unable to deliver due to the imposition of U.S. sanctions following Russia’s invasion of Ukraine. The Company disputes DV Energy’s claim. DV Energy is also an unsecured creditor in the Chapter 11 Cases of the Company’s predecessors but opted to file the complaint in the state court as well. The Bankruptcy Court placed pre-conditions on closure of the Chapter 11 Cases. In April 2025, the Company filed motions with the Bankruptcy Court to deposit funds with the Registry of the

Court pending the outcome of the state court litigation and to close the Chapter 11 Cases. At a hearing on June 5, 2025, the Bankruptcy Court granted the Company’s motion to deposit funds with the Registry of the Court in the amount of $0.8 million as a security pending the outcome of the state court litigation. The Company is in the process of depositing funds with the Registry of the Court, and on June 13, 2025, the Bankruptcy Court issued its Final Decree and Order Closing Debtors’ Chapter 11 Cases and Terminating Services of Kroll Restructuring Administration LLC as Claims and Noticing Agent which amount other things, closed the Chapter 11 Cases for the Debtors with immediate effect. The value of the DV Energy deposit is recorded in the Company’s financial statements as a current liability as of March 31, 2025.

15. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board. The Company has been matching 50 cents on the dollar up to 6% of the employee’s contributions since February 2019. Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.3 million for each of Fiscal 2025 and 2024.

16. Supplemental Balance Sheet Information

Prepaid and Other Assets

As of March 31, 2025, the Company had $2.2 million of royalty-related assets remaining, recorded within the Prepaid and other current assets and other assets line items on the accompanying Consolidated Balance Sheets. The asset is being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of product. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected microturbine system units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of microturbine system unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of March 31, 2025 or 2024.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	March 31,	March 31,
	2025	2024
Other royalty-related current assets	$124	$124
Other royalty-related noncurrent assets	2,102	2,239
Total royalty-related assets	$2,226	$2,363
Prepaid insurance current asset	148	345
Prepaid insurance noncurrent asset	431	563
Total prepaid insurance	$579	$908
Deposits current asset	169	131
Deposits noncurrent asset	172	235
Total deposits	$341	$366
Prepaid vendor inventory	2,126	3,417
Prepaid taxes	698	397
Other Assets	388	1,035
Total Prepaid expenses, other current assets and other assets	$6,358	$8,486

17.  Segment Information

The Company has a single reportable segment: microturbine systems and their related parts, rentals and services. The Company is one line of business that provides for the development, manufacture, sale and rental of turbine generator sets and their related parts and services to customers. The Company derives revenue primarily in North America and the Company’s Chief Operating Decision Maker (“CODM”) regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing performance. The Company defines its CODM to be the Chief Executive Officer.

The CODM assesses performance for the single reportable segment under a GAAP basis of accounting, consistent with the basis of presentation in our financial statements and decides how to allocate resources based on consolidated net loss. This measure is used to monitor performance which is compared to prior periods and forecasted results to support operational efficiencies and business expansion. The CODM does not evaluate its reportable segment using asset or liability information. There are no intra-equity sales or transfers between the reporting units within the consolidated entity.

The following table presents the Company’s information about reported segment revenue, segment gross profit, segment profit or loss and significant segment expenses that are regularly provided to the Company’s CODM as a single reporting segment and a reconciliation of the consolidated statement of operations:

	Year Ended March 31,
	2025	2024
Revenue, net:	$85,564	$91,219
Less:
Cost of revenue	62,266	76,935
Gross profit	23,298	14,284
Less:
Research and development	2,667	2,463
Selling, general & administrative expenses	19,328	19,149
Non-recurring professional expenses (1)	6,877	13,026
Reorganization items, net	—	(32,505)
Other (income) expense items (2)	1,616	4,759
Consolidated net income (loss)	$(7,190)	$7,392

(1)	Non-recurring professional expenses include restructuring, financing, shareholder litigation, nonrecurring legal, restatement and SEC investigation.
(2)	Other segment items included in segment (income) expense include other income (expense), interest expense, interest income and income tax expense.

18.  Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events, other than what has been described above, which required recognition, adjustment to or disclosure in the financial statements.

Exhibit Index

Exhibit Number		Description
2.1

Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates (incorporated by reference to Exhibit A of Findings of Fact, Conclusions of Law, and Order (I) Approving the Disclosure Statement; (II) Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and Its Debtor Affiliates; and (III) Granting Related Relief, dated November 14, 2023) (k)

2.2		Plan Supplement to Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and its Debtor Affiliates, dated as of October 24, 2023 (j)
2.3		Notice of Filing of Additional Exhibits to Plan Supplement, dated as of November 9, 2023 (k)
2.4

Findings of Fact, Conclusions of Law, and Order (I) Approving the Disclosure Statement; (II) Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Capstone Green Energy Corporation and Its Debtor Affiliates; and (III) Granting Related Relief, dated November 14, 2023 (k)

3.1		Second Amended and Restated Certificate of Incorporation of Capstone Green Energy Holdings, Inc. (l)
3.2		Amended and Restated Bylaws of Capstone Green Energy Holdings, Inc. (1)
4.1

Exit Note Purchase Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC, Capstone Green Energy Holdings, Inc., Capstone Financial Services, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (l)

4.2

First Amendment to Note Purchase Agreement, dated as of June 28, 2024, by and among Capstone Green Energy Holdings, Inc., Capstone Green Energy LLC, Capstone Turbine Financial Services, LLC, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto (n)

4.3		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (o)
10.1	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan (a)
10.2		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007 (b)
10.3		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017 (c)
10.4		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017 (c)
10.5		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (d)
10.6	*	Capstone Green Energy Corporation Amended and Restated Severance Pay Plan and Summary Plan Description, dated July 3, 2018, as amended March 2023 (e)
10.7	*	Form of Capstone Green Energy Corporation Change in Control Agreement (f)
10.8		Consulting Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 22, 2022 (g)
10.9		National Account Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 20, 2022 (g)
10.10		Installation Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions Corporation (g)
10.11		Lease Agreement between Capstone Green Energy Corporation and Prologis, L.P., dated January 25, 2023 (h)
10.12

Transaction Support Agreement, dated September 28, 2023, by and among Capstone Green Energy Corporation and certain of its subsidiaries, Goldman Sachs Specialty Lending Group, L.P., and Broad Street Credit Holdings LLC (i)

Exhibit Number		Description
10.13		Reorganized PublicCo Services Agreement, dated December 7, 2023, by and among Capstone Green Energy Holdings, Inc. and Capstone Green Energy LLC (l)
10.14		Trademark License Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy Holdings, Inc. (l)
10.15	*	Capstone Green Energy Holdings, Inc. Form of Indemnity Agreement (l)
10.16	*	Severance Pay Plan of Capstone Green Energy Holdings, Inc. (l)
10.17	*	2023 Equity Incentive Plan of Capstone Green Energy Holdings, Inc. (l)
10.18		Amended and Restated Limited Liability Company Agreement, dated December 7, 2023, of Capstone Green Energy LLC. (l)
10.19		Reorganized PrivateCo Services Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy LLC (l)
10.20		Registration Rights Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC and Capstone Distributor Support Services Corporation (l)
10.21	*	Employment Offer Letter for Vincent J. Canino, dated February 22, 2024 (m)
10.22	*	Capstone Green Energy Holdings, Inc. Form of Amended and Restated Change in Control Agreement (m)
10.23	*	Form of Restricted Stock Unit Agreement (o)
10.24		Exit Note Purchase Agreement Waiver Letter dated June 23, 2025.
19.1		Capstone Green Energy Holdings, Inc. Insider Trading Policy.
21.1		List of Subsidiaries of Capstone Green Energy Holdings, Inc.
23.1		Consent of CBIZ CPAs P.C.
23.2		Consent of Marcum llp
24		Power of Attorney (included on the signature page of this Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith)
97.1		Capstone Green Energy Holdings, Inc. Clawback Policy, effective October 2, 2023 (p)
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
104		The cover page from Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Turbine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).

(c)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on October 13, 2017 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Turbine Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on March 6, 2023 (File No. 001-15957).
(f)	Incorporated by reference to Capstone Turbine Corporation’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957).
(g)	Incorporated by reference to Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (File No. 001-15957).
(h)	Incorporated by reference to Capstone Green Energy Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 (File No. 001-15957).
(i)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on September 28, 2023 (File No. 001-15957).
(j)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 25, 2023 (File No. 001-15957).
(k)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(l)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(m)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on March 12, 2024 (File No. 001-15957).
(n)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

(o)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (File No. 001-15957).

(p)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

Date: June 26, 2025	By:	/s/ John J. Juric
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

Signature	Title	Date

/s/ Vince J. Canino	President, Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2025
Vince J. Canino

/s/ John J. Juric	Chief Financial Officer (Principal Financial Officer)	June 26, 2025
John J. Juric

/s/ Celia Fanning	Controller and Chief Accounting Officer (Principal Accounting Officer)	June 26, 2025
Celia Fanning

/s/ Robert C. Flexon	Chair of the Board of Directors	June 26, 2025
Robert C. Flexon

/s/ Robert F. Powelson	Director	June 26, 2025
Robert F. Powelson

/s/ Denise Wilson	Director	June 26, 2025
Denise Wilson

/s/ Ping Fu	Director	June 26, 2025
Ping Fu

/s/ John Miller	Director	June 26, 2025
John Miller