Form 10-Q
period 2025-06-30
Capstone Green Energy Holdings, Inc.
filed 2025-08-08
CIK 1009759

Table of Contents

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-15957

Capstone Green Energy Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1514270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16640 Stagg Street Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)

818-734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	CGEH	OTCID

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 7, 2025, the registrant had 18,867,448 shares of voting common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2025	2025
Assets
Current Assets:
Cash	$6,628	$8,671
Accounts receivable, net as of allowances of $827 at June 30, 2025 and $607 as of March 31, 2025	10,706	7,037
Inventories	16,583	16,615
Lease receivable, current	117	113
Prepaid expenses and other current assets	3,488	3,653
Total current assets	37,522	36,089
Property, plant, equipment and rental assets, net	18,715	19,362
Finance lease right-of-use assets	4,030	3,787
Operating lease right-of-use assets	5,741	8,282
Non-current portion of inventories	3,077	3,464
Lease receivable, non-current	1,146	1,175
Other assets	2,530	2,705
Total assets	$72,761	$74,864
Liabilities, Temporary Equity and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$15,159	$14,092
Accrued expenses	1,640	1,447
Accrued salaries and wages	3,410	2,838
Accrued warranty reserve	1,134	1,070
Deferred revenue, current	10,159	13,351
Finance lease liability, current	2,791	2,017
Operating lease liability, current	2,441	3,539
Factory protection plan liability	6,878	6,256
Exit new money notes, net of discount, current	8,100	7,968
Total current liabilities	51,712	52,578
Deferred revenue, non-current	568	598
Finance lease liability, non-current	553	248
Operating lease liability, non-current	3,519	4,988
Exit new money notes, net of discount, non-current	24,597	24,213
Total liabilities	80,949	82,625
Commitments and contingencies (Note 17)
Temporary equity:
Redeemable noncontrolling interests	13,859	13,859
Stockholders’ deficit:
Preferred stock, $.001 par value; 1,000,000 shares authorized, and none issued	—	—
Common stock, $.001 par value; 59,400,000 shares authorized, 18,879,448 shares issued and outstanding at June 30, 2025 and 18,643,587 shares issued and outstanding at March 31, 2025	19	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at June 30, 2025 and March 31, 2025	1	1
Additional paid-in capital	955,765	955,407
Accumulated deficit	(977,698)	(977,000)
Treasury stock, at cost; 176,494 shares at June 30, 2025 and 57,202 shares at March 31, 2025	(134)	(46)
Total stockholders’ deficit	(22,047)	(21,620)
Total liabilities, temporary equity and stockholders' deficit	$72,761	$74,864

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenue, net:
Product and accessories	$15,720	$5,423
Parts and services	7,938	7,837
Rentals	4,213	2,383
Total revenue, net	27,871	15,643
Cost of goods sold:
Product and accessories	14,518	5,998
Parts and services	3,759	3,445
Rentals	2,030	2,413
Total cost of goods sold	20,307	11,856
Gross profit	7,564	3,787
Operating expenses:
Research and development	814	548
Selling, general and administrative	6,921	6,783
Total operating expenses	7,735	7,331
Loss from operations	(171)	(3,544)
Other income, net	436	591
Interest income	53	2
Interest expense	(1,011)	(978)
Loss before provision for income taxes	(693)	(3,929)
Provision for income taxes	5	8
Net loss	(698)	(3,937)

Net loss per share of common stock and non-voting common stock—basic and diluted	$(0.04)	$(0.21)
Weighted average shares used to calculate basic and diluted net loss per share of common stock and non-voting common stock	19,366	19,049

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)
(Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance, March 31, 2025	10,449,863	$13,859	18,643,587	$18	508,475	$1	$955,407	$(977,000)	57,202	(46)	$(21,620)
Purchase of treasury stock	—	—	(119,292)	—	—	—	—	—	119,292	(88)	(88)
Vested restricted stock units	—	—	355,153	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	358	—	—	—	358
Net loss	—	—	—	—	—	—	—	(698)	—	—	(698)
Balance, June 30, 2025	10,449,863	13,859	18,879,448	19	508,475	1	955,765	(977,698)	176,494	$(134)	(22,047)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance, March 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,145	$(969,810)	—	—	$(14,646)
Stock-based compensation	—	—	—	—	—	—	57	—	—	—	57
Net loss	—	—	—	—	—	—	—	(3,937)			(3,937)
Balance, June 30, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,202	(973,747)	—	—	(18,526)

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(698)	$(3,937)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	926	1,014
Amortization of financing costs and discounts	23	13
Paid-in-kind interest expense	493	924
Non-cash lease expense	821	979
Provision for credit loss expense	227	146
Inventory write-down	166	155
Provision (benefit) for warranty expenses	70	(81)
Stock-based compensation	349	57
Changes in operating assets and liabilities:
Accounts receivable	(4,170)	(809)
Inventories	253	262
Lease receivable	25	—
Prepaid expenses, other current assets and other assets	274	851
Accounts payable	2,356	4,171
Accrued expenses	124	(366)
Operating lease liability, net	(847)	(989)
Accrued salaries and wages and long-term liabilities	617	38
Accrued warranty reserve	(6)	(22)
Deferred revenue	(3,222)	626
Factory protection plan liability	623	(940)
Net cash provided by (used in) operating activities	(1,596)	2,092
Cash Flows from Investing Activities:
Expenditures for property, plant, equipment and rental assets	(126)	(149)
Net cash used in investing activities	(126)	(149)
Cash Flows from Financing Activities:
Acquisition of treasury stock	(134)	—
Repayment of finance lease obligations	(187)	(53)
Net cash used in financing activities	(321)	(53)
Net increase (decrease) in Cash	(2,043)	1,890
Cash, Beginning of Period	8,671	2,085
Cash, End of Period	$6,628	$3,975
Supplemental Disclosures of Cash Flow Information:
Interest	$479	$39
Income taxes	$14	$5
Supplemental Disclosures of Non-Cash Information:
Right-of-use assets obtained in exchange for operating lease obligations	$1,419	$—
Right-of-use assets obtained in exchange for finance lease obligations	$396	$—
Acquisition of treasury stock with accrued liabilities	$46	$—
Settlement of lease liabilities through accounts receivable	$210	$184
Operating lease modified to finance lease	$614	$—
Accounts payable negotiated in lease modification	$1,289	$—

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Organization

Capstone Green Energy Holdings, Inc., the successor to Capstone Green Energy Corporation, along with its consolidated operating subsidiary Capstone Green Energy LLC (the “Operating Subsidiary”) is a provider of customized microgrid solutions, on-site resilient Energy-as-a-Service (“EaaS”) solutions, and on-site energy technology systems focused on helping customers around the globe solve the “Energy Trilemma” of resiliency, sustainability, and affordability. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. The Company’s inverter-based technologies solve resiliency by being able to seamlessly connect to the electric grid or be the backbone of a localized microgrid. The Company’s Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. Through the EaaS business line, the Company offers build, own, operate and maintain (“BOOM”) as well as energy rental solutions utilizing the Company’s microturbine energy systems. The Company offers comprehensive factory protection plan service contracts that limit life-cycle costs, as well as providing aftermarket spare parts. The Company’s emerging business line is Hydrogen Energy Solutions. Through the Hydrogen Energy Solutions business line, the Company offers customers the ability to run on hydrogen blended fuel source. Because this is still an emerging offering, Hydrogen Energy Solutions revenues have been immaterial to date.

As a result of past delays in filing the Company’s periodic reports with the Securities Exchange Commission (the “SEC”) and the requirements relating to Market Value of Listed Securities (“MVLS”), the Company was unable to comply with the Nasdaq listing standards, and as a result, the Company’s common stock was suspended from trading on the Nasdaq Capital Market effective October 5, 2023 and formally delisted effective October 23, 2023. Post completion of the financial statement restatements for Fiscal 2022 and 2023 and completion of the filings for Fiscal 2024, the Company became current with all of its periodic filings with the SEC. On January 2, 2025, the Company’s common stock was approved for trading by Financial Industry Regulatory Authority on the over-the-counter market (“OTC”).

All references in these footnotes to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries.

2. Basis of Presentation, Significant Accounting Policies and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2025, was derived from audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 27, 2025. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its “Fiscal” years.

Basis for Consolidation The Condensed Consolidated Financial Statements included in this filing include the accounts of the Company, the Operating Subsidiary and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, after elimination of inter-company transactions.

Significant Accounting Policies Except as described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2025 filed with the SEC, that have had a material impact on the Company's Condensed Consolidated Financial Statements.

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three months ended June 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of June 30, 2025, the Company had cash of $6.6 million and a working capital deficit of $14.2 million. The Company incurred a net loss of $0.7 million during the three months ended June 30, 2025.

Given the Company’s current cash position, lack of liquidity, short term debt repayments, limits to accessing capital and debt funding options, and current economic and market risks, there exists substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended June 30, 2025. Refer to Cash Flow section for additional information. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from outcome of this uncertainty.

A robust plan to improve the Company’s future financial performance has been developed. The plan includes multiple process improvement workstreams directed to drive operational and financial performance. The process improvement initiatives are supported with external resources with the needed specific level of expertise. The plan includes cost reduction in products, services and operating expenses, margin expansion through price increases, and sales volume initiatives focused on improving the Company’s liquidity. Achieving the targeted product cost reductions has risk, and is being challenged by the current geopolitical environment, including the impact of tariffs.  There is no guarantee that such steps will be successful or result in our ability to meet our payment obligations coming due within the twelve-month period after the date of this report.

3. Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The guidance was further clarified for the effective date by ASU 2025-01. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for all public business entities for fiscal years beginning after December 15, 2026, and for interim within fiscal years beginning after December 15, 2027, early adoption is permitted. This would be effective for the Company in Fiscal 2028 and for interim reporting periods beginning with the first quarter of Fiscal 2029. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

4. Customer Concentrations and Accounts Receivable

Accounts receivables are presented on the Condensed Consolidated Balance Sheets, net of estimated credit losses. The Company applies the aging method by pooling receivables based on levels of delinquency and applying historical loss rates on what has been historically uncollectible by aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. Additionally, the allowance for credit loss calculation includes subjective adjustments for qualitative risk factors that could likely cause estimated credit losses to differ from historical experience. The factors include assessments of various economic conditions, significant events that have or will occur, geographic location, size and credit ratings of the customers. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. Accounts deemed uncollectible are written off against the allowance for credit loss.

Changes in the current expected credit losses (“CECL”) allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2025	$607
Provision for credit loss	227
Write-offs	(7)
Balance, June 30, 2025	$827

Sales to Cal Microturbine and Lone Star Power Solutions, LLC (“Lone Star”), two of the Company’s domestic distributors, accounted for 47% and 10% of revenue for the three months ended June 30, 2025, respectively. Lone Star, Cal Microturbine and E-Finity Distributed Generation (“E-Finity”), three of the Company’s domestic distributors and Optimal Group Australia Pty Ltd, one of the Company’s international distributors, accounted for 16%, 13%, 11% and 11% of revenue for the three months ended June 30, 2024, respectively.

Additionally, Cal Microturbine and Lone Star accounted for 33% and 13% of accounts receivable as of June 30, 2025, respectively. Lone Star and Optimal Group Australia accounted for accounted for 18% and 10% of accounts receivable as of March 31, 2025, respectively. The Company recorded a credit loss expense of $0.2 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively.

5. Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	June 30,	March 31,
	2025	2025
Raw materials	$19,495	$19,914
Finished goods	165	165
Total	19,660	20,079
Less: non-current portion	(3,077)	(3,464)
Total inventory, net non-current portion	$16,583	$16,615

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2025 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,216
25 to 36 months	1,861
Total	$3,077

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	June 30,	March 31,
	2025	2025
Machinery, equipment, automobiles and furniture	$14,555	$14,467
Leasehold improvements	8,927	8,919
Molds and tooling	3,510	3,510
Rental assets	27,963	27,963
Total property, plant, equipment and rental assets	54,955	54,859
Less: accumulated depreciation	(36,240)	(35,497)
Total property, plant, equipment and rental assets, net	$18,715	$19,362

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.9 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. The depreciation expense recorded to cost of sales was $0.9 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively.

7. Accrued Warranty Reserve

The Company provides for the estimated costs of warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and adjusts to the liability, as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is incorporated in estimating future warranty liabilities.

Changes in the accrued warranty reserve consisted of the following (in thousands):

	Three Months Ended June 30,
	2025	2024
Balance, beginning of the fiscal year	$1,070	$1,437
Standard warranty provision	70	(81)
Deductions for warranty claims	(6)	(22)
Balance, end of the period	$1,134	$1,334

8. Debt

Exit Note Purchase Agreement

The Company entered into an Exit Facility on December 7, 2023 (the “Exit Note Purchase Agreement”), for an aggregated principal amount of $28.1 million, consisting of $21.1 million of Exit Roll Up Notes, including accrued and unpaid interest and commitment fees and $7.0 million of Exit New Money Notes (together the “Exit Notes”) subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among Operating Subsidiary, as the issuer, the Company and Capstone Financial Services, as the guarantors (the “Guarantors”), Broad Street Credit Holdings LLC (the “Purchaser”) and Goldman Sachs Specialty Lending Holdings, Inc. (the “Collateral Agent”).

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

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The scheduled maturities of the Company’s debt are as follows as of June 30, 2025:

Year Ending March 31,
2026 (remainder of fiscal year)	$8,122
2027	24,722
2028	—
2029	—
2030	—
Thereafter	—
Total principal payments and debt maturities	32,844
Less unamortized issuance costs	(147)
Net principal payments and debt maturities	$32,697

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

On March 27, 2024, the Company obtained a waiver from the Purchaser and the Collateral Agent in anticipation of default on March 31, 2024. The waiver granted was specific to the $1.0 million consolidated adjusted EBITDA covenant for the measurement date of March 31, 2024, and covered the period through June 30, 2024. There can be no assurance that the Purchase and the Collateral Agent will waive any future defaults that may occur. If future defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security-related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Exit Notes. The Company has the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Exit Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. The Company believes it is probable the consolidated liquidity and consolidated adjusted EBITDA financial covenants discussed below will be satisfied for all measurement dates in the upcoming 12 months.

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

The minimum consolidated liquidity covenant will be tested at all times from and after September 30, 2024, and requires the Company and its subsidiaries to maintain a minimum average Consolidated Liquidity (as defined in the First Amendment) during any seven consecutive day period of no less than:

(i) from September 30, 2024 to March 30, 2025, $1,000,000;

(ii) from March 31, 2025 to July 30, 2025, $2,500,000;*

(iii) from July 31, 2025 to September 29, 2025, $3,000,000;*

(iv) from September 30, 2025 to March 30, 2026, $3,500,000; and

(v) from March 31, 2026 to December 7, 2026, $4,000,000.

*On June 23, 2025 the Company received an additional waiver to defer the minimum liquidity increase from $2.5 million to $3.0 million from June 30, 2025 to July, 31, 2025.

The minimum consolidated adjusted EBITDA covenant will be tested on the last day of each fiscal quarter, commencing with September 30, 2024, and will require the Company and its subsidiaries to maintain a minimum consolidated adjusted EBITDA (as defined in the First Amendment) as at the end of any fiscal quarter (i) from the Closing Date until September 30, 2024, for the period of the fiscal quarters then ended in such calendar year and (ii) from October 1, 2024, for the four fiscal quarter period then ended, to not be less than the correlative amount indicated below (with corresponding calendar quarters also included as reference):

Fiscal Quarter Ending	Consolidated Adjusted EBITDA
September 30, 2024	$2,500,000
December 31, 2024	$4,000,000
March 31, 2025	$5,000,000
June 30, 2025	$5,500,000
September 30, 2025	$6,000,000
December 31, 2025	$6,500,000
March 31, 2026	$8,000,000
June 30, 2026	$8,000,000
September 30, 2026	$8,000,000

As of June 30, 2025, the Company has an outstanding Exit Notes balance of $32.7 million, comprised of $21.1 million of Exit Roll Up Notes, $7.0 million of Exit New Money Notes and $4.7 million of total PIK interest, less debt issuance costs of $0.1 million. Debt issuance costs in relation to the Exit New Money Notes and the Exit Roll Up Notes are being amortized over the term at an effective interest rate of 11.77% as of June 30, 2025. As of June 30, 2025, the Company was in compliance with all financial covenants. The Company incurred total cash interest expense on the debt during the three months ended June 30, 2025 of approximately $0.4 million. The Company did not incur any cash interest expense on the debt during the three months ended June 30, 2024.

9. Leases

Lessor

The Company rents microturbine equipment to its customers for terms ranging from a couple of months to up to ninety-six months with most of the leases generally with thirty-six month terms with an extension option, which may impact the lease term. The leases may provide the lessee with the option to purchase the underlying assets at the end of the lease term. Monthly rental payments are fixed; however, the leases may include variable payments for fuel, excess labor, additional equipment, or technician labor and engineering support. The leases are classified as either sales-type leases or operating leases, as appropriate. As further described below, the Company rents certain microturbine equipment back from customers and subleases this equipment to end users as a part of its Energy-as-a-Service business.

At June 30, 2025, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2026 (remainder of fiscal year)	$2,305	$6,425
2027	2,172	5,823
2028	252	1,093
2029	—	29
2030	—	—
Thereafter	—	—
Total minimum rental revenue	$4,729	$13,370

At June 30, 2025, the Company’s future scheduled minimum lease payments to be received from its sales-type lease were as follows (in thousands):

Year Ending March 31,
2026 (remainder of fiscal year)	$198
2027	264
2028	264
2029	264
2030	264
Thereafter	528
Total minimum lease payments	$1,782
Less: imputed interest	(600)
Plus: unguaranteed residual value	81
Present value of lease receivable	$1,263

The Company recognized less than $0.1 million of interest income related to lease receivables during the three months ended June 30, 2025. There was no interest income related to lease receivables during the three months ended June 30, 2024.

	June 30,	March 31,
	2025	2025
Gross receivables	$1,182	$1,209
Unguaranteed residual value	81	79
Total, net	$1,263	$1,288
Reported as:
Current	117	113
Long-Term	1,146	1,175
Total, net	$1,263	$1,288

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

During the three months ended June 30, 2025, the Company did not enter into new rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. The Company may enter into lease modifications from time to time, and had modified three of their current lease agreements during the three months ended June 30, 2025. The existing rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore they are not included in the determination of the lease term. As of June 30, 2025, lease commitments totaled approximately 18.4 megawatts of microturbines and had an average term of 33 months and a total remaining commitment value of approximately $7.9 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Finance lease costs (1)	$202	$191
Operating lease costs	1,024	1,363
Variable lease expense	21	—
Total lease costs	$1,247	$1,554
(1)Interest expense is included in finance lease costs.

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	June 30,	March 31,
	2025	2025
Finance lease right-of-use assets	$4,030	$3,787
Operating lease right-of-use assets	5,741	8,282
Total right-of-use assets	$9,771	$12,069

Finance lease liability, current	$2,791	$2,017
Operating lease liability, current	2,441	3,539
Finance lease liability, non-current	553	248
Operating lease liability, non-current	3,519	4,988
Total lease liabilities	$9,304	$10,792
Finance leases:
Weighted average remaining lease life	0.55 years	0.42 years
Weighted average discount rate	11.97%	12.81%
Operating leases:
Weighted average remaining lease life	4.87 years	4.41 years
Weighted average discount rate	11.40%	12.33%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$715	$53
Operating cash flows from finance leases	$50	$10
Operating cash flows from operating leases	$1,050	$1,373
Change in Right-of-use assets through modification of lease obligations
Finance leases	$396	$—
Operating leases	$(1,721)	$—

At June 30, 2025, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2026 (remainder of fiscal year)	$2,613	$2,644
2027	925	1,221
2028	—	1,111
2029	—	854
2030	—	256
Thereafter	—	1,626
Total lease payments	$3,538	$7,712
Less: imputed interest	(194)	(1,752)
Present value of lease liabilities	$3,344	$5,960

10. Revenue Recognition

The Company derives its revenues primarily from the sale of microturbine products, accessories, parts, equipment rentals and services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract

●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Advanced payments in the form of customer deposits are received on these contracts, typically providing for a substantial portion of the contract value to be paid prior to shipment.  Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. Payment terms in contracts with customers typically are 30 or 60 days. The Company extends payment terms past 60 days only on a limited basis, and thus any financing component is not considered material.

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

Comprehensive FPP service contracts require payment at the beginning of the contract period. Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. These payments are a contract liability and are classified as deferred revenue in the Condensed Consolidated Balance Sheets. The performance obligation is fulfilled as the control passes to the customer through the passage of time and recognition of deferred revenue from the FPP contracts is recognized in the Condensed Consolidated Statement of Operations. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statement of Operations on a straight-line basis over the expected term of the contract.

Some FPPs offer labor reimbursement on the labor performed on a microturbine system. Due to the nature of the arrangement, labor reimbursements are accounted for under Accounting Standard Codification (“ASC”) 460 and are recognized as contra revenue as consideration paid to a customer under ASC 606. An Authorized Service Provider (“ASP”)

must perform the labor. ASPs submit claims for labor reimbursements and are credited for the cost of labor if the repairs meet the Company’s prescribed standards. The Company is unable to develop a reasonable estimate of the maximum potential payout under these arrangements because the FPP contracts do not contain a limit on the number of labor reimbursements that may be submitted. However, given historical practice, the Company has priced the FPP to cover all costs incurred related to the labor reimbursement and is not exposed to significant losses over the FPP premium.

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

Rentals The Company accounts for leases to customers in accordance with lessor accounting under ASC 842. The Company utilizes a portfolio approach by grouping together many similar assets being leased to a single customer. Leases are classified as either sales-type leases or operating leases. The Company’s leases are classified as a sale-type lease if one of the five criteria per the guidance are met. Other leases are classified as operating leases.

For sales-type leases, upon lease commencement, the Company records and presents as a separate line item in the Condensed Consolidated Balance Sheets, the present value of the lease payments as a lease receivable, along with the residual asset discounted using the rate implicit in the lease. Revenue is recognized on the Condensed Consolidated Statements of Operations in the amount of the lease receivable as part of Product and Accessories revenue and the cost of sales in the amount of the carrying value of the underlying asset less the unguaranteed residual asset. The Company believes this is more aligned to our current presentation of product sales, generally. After the commencement date, the Company recognizes the imputed interest income as part of the net sales using the effective interest method.

For operating leases, the Company recognizes the underlying assets as rental lease assets. The asset is depreciated on a straight-line basis to its estimated residual value over the estimated useful life. The lease payments are recognized over the lease term on a straight-line basis as part of Rental Revenue.

Contracts with Multiple Performance Obligations

The Company enters into contracts with its customers that often include promises to transfer multiple products, parts, accessories, FPP parts and services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.

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

In certain cases, the Company may be able to establish SSP based on observable prices of products or services sold separately in comparable circumstances to similar customers. The Company uses a single amount to estimate SSP when it has observable prices.

If SSP is not directly observable, for example when pricing is highly variable, the Company may use a range of SSP. The Company determines the SSP range using information that may include market conditions or other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended June 30,
	2025	2024
Microturbine Products	$15,366	$5,262
Accessories	354	161
Total Product and Accessories	15,720	5,423

Parts and Services	7,938	7,837
Total ASC 606 Revenue	$23,658	$13,260

Rentals	4,213	2,383
Total ASC 842 Revenue	4,213	2,383
Total Revenue	$27,871	$15,643

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended June 30,
	2025	2024
United States	$22,956	$8,931
Mexico	1,206	492
All other North America	119	30
Total North America	24,281	9,453
Europe	2,016	3,424
Asia	560	502
Australia	491	1,702
All other	523	562
Total Revenue	$27,871	$15,643

Contract Balances

The Company’s deferred revenues consist of deposits and advance payments for microturbine products, parts, accessories and parts ordered under sales contracts, which have not yet been delivered (contract liabilities), as well as advance payments on service obligations, FPP contracts and extended warranties. Deposits are primarily non-refundable cash payments from distributors for future orders. The current portion of deferred revenue and the non-current portion of deferred revenue are included in the Current Liabilities and Long Term Liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2025	2024

Opening balance, beginning of the fiscal year	$13,949	$11,858
Closing balance, end of the period	$10,727	$12,484
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$6,821	$3,597

Deferred revenue attributed to FPP contracts represent the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of June 30, 2025, approximately $4.8 million of revenue is expected to be recognized from the remaining contract liability for FPP contracts. The Company expects to recognize revenue on approximately $4.2 million of these unfulfilled performance obligations over the next 12 months and the balance of $0.6 million will be recognized thereafter.

The Distributor Support System (“DSS”) provides additional support for distributor business development activities, customer lead generation, brand awareness and tailored marketing services for each of the Company’s major geographic and market verticals. This program is funded by the distributors and was developed to provide improved worldwide distributor training, sales efficiency, website development, company branding and funding for increased strategic marketing activities. DSS program revenue is generally paid quarterly with revenue recognized on a straight-line basis over the corresponding service period. Capstone Distributor Support Services Corporation (“CDSSC”), a related party, owns and operates the DSS program for the Company under a service agreement. Refer to Note 17— Commitments and Contingencies— Services Agreement between Reorganized PrivateCo and Operating Subsidiary for further details.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. The majority of the Company’s product sales have relatively short periods of manufacture and result in fulfillment (lead times) of less than one year after manufacture and delivery and thus are excluded from this disclosure.

Our service contracts have periods of greater than one year in duration, however they are cancellable without any significant penalty, therefore the enforceable duration of these contracts is considered to be one year or less and thus under the practical expedients they are also excluded from this disclosure.

Practical Expedients

The Company applies the practical expedient for contracts of one year or less in duration for the direct and incremental costs to obtain a contract to expense such costs as incurred. Contracts are considered to be the individual sales orders received from the distributors and as per above, such orders are typically fulfilled in less than one year. These costs are recorded within sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations.

Warranty The Company provides for the estimated costs of warranties at the time revenue is recognized under ASC 450. The specific terms and conditions of those warranties vary depending upon the microturbine product sold and the geography of sale. The Company’s product warranties generally start from the delivery date and continue for up to twenty-four months. Factors that affect the Company’s warranty obligation include product failure rates, anticipated hours of product operations and costs of repair or replacement in correcting product failures. These factors are estimates that may change based on new information that becomes available each period. Similarly, the Company also accrues the estimated costs to address reliability repairs on products no longer in warranty when, in the Company’s judgment, and in accordance with a specific plan developed by the Company, it is prudent to provide such repairs. The Company assesses the adequacy of recorded warranty liabilities quarterly and adjusts the liability as necessary. When the Company has sufficient evidence that product changes are altering the historical failure occurrence rates, the impact of such changes is then taken into account in estimating future warranty liabilities.

Research and Development (“R&D”) The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred in the Company’s statement of operations. There were no offsets to R&D during Fiscal 2026 and 2025.

11. Temporary Equity

Redeemable Preferred Units

Redeemable noncontrolling interests are reported on the Condensed Consolidated Balance Sheet as Temporary Equity.

On December 7, 2023, in connection with the reorganization, the Operating Subsidiary issued 10,449,863 Series A Redeemable Preferred Units (the “Preferred Units”) that include a redemption feature. The Preferred Units have an aggregate value representing 37.5% equity ownership in the Operating Subsidiary (“Aggregate Purchase Price”). At any time during the six-month period following December 7, 2029, the holders of the Preferred Units may elect to have all, but not less than all, of the then outstanding Preferred Units redeemed. Therefore, the Preferred Units are probable of becoming redeemable and are classified as temporary (‘mezzanine’) equity.

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into Operating Subsidiary Common Units (“Common Units”) at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.5% of the Common Units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.5% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into Common Units as of June 30, 2025.

Additionally, the Preferred Units provide the holder with a put option to sell the shares to the Operating Subsidiary and the liquidation preference provides the holder with the option to exchange the Preferred Units for cash.

The terms for the holder of the noncontrolling interest include a liquidation preference that protects the holder from absorbing losses. The Company incurred a net loss of $0.7 million during the three months ended June 30, 2025 and have had no periods with net income since the issuance of the preferred shares on December 7, 2023. Therefore, there have been no earnings to allocate resulting from the activities of the Operating Subsidiary as of June 30, 2025.

Management’s initial valuation of the Preferred Units was made under ASC 480-10-S99-3A and is specifically determined by the ‘redemption value’.  This initial value was established using a fair value methodology, to establish the initial redemption value per the terms of the Capstone Green Energy LLC Agreement. The initial fair value of $1.33 per Preferred Unit was determined through the use of an option-pricing method (“OPM”) that treats the common and preferred units as call options on the enterprise value of the Company with exercise prices based on the liquidation preference of the preferred units. The OPM incorporated multiple thresholds that represent future change of control sale prices where the payout structure would differ based on the rights and preferences of each share class. The OPM used was the Black-Scholes Metron (“BSM”) model to price the call option. The enterprise value utilized by the Company in the OPM represents the value agreed upon by the parties involved in our restructuring as approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

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

For the three months ended June 30, 2025, the Company’s Common Stock is publicly trading and the Preferred Units are not currently redeemable. The Company will measure the maximum redemption value at the end of each accounting period, which is based on the Company’s Common Stock value at period end. The closing value of CGEH stock was $1.09 and $0.75 as of June 30, 2025, and March 31, 2025, respectively.

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value, if that value exceeds the initial fair value, to equal the maximum redemption value to retained earnings. The initial fair value measurement was $13.9 million. Subsequent remeasurement of fair value has not exceeded the initial fair value; therefore, no adjustments have been made prior to the current period. The remeasurement as of June 30, 2025, also did not exceed the initial fair value; therefore, an adjustment to the carrying value was not recorded

12. Net Loss Per Common Share

The Company has common and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the common stock; therefore, earnings per share is presented on a combined basis. Basic income (loss) per share is computed using the weighted-average number of common shares and non-voting common shares outstanding for the period. Diluted income (loss) per share is computed without consideration of potentially dilutive common stock equivalents such as stock options, restricted stock units and warrants if the Company incurred a loss, as the effect would have been anti-dilutive. In addition, the change in the carrying value of the Preferred Units is excluded from the calculation of diluted earnings per share.

The Company did not have any outstanding stock options or warrants as of June 30, 2025. In addition, there were no adjustments to the carrying value of the Preferred Units for the three months ended June 30, 2025, as subsequent remeasurement of fair value did not exceed the initial fair value.

13. Stock Compensation

The following table summarizes, by Condensed Consolidated Statements of Operations line item, stock-based compensation expense (in thousands). The Company recognized $9 thousand of additional paid in capital related to stock compensation for CDSSC employees and is not included in the Company’s Condensed Consolidated Statement of Operations.

	Three Months Ended June 30,
	2025	2024
Cost of goods sold	$31	$—
Research and development	30	—
Selling, general and administrative	288	57
Stock-based compensation expense	$349	$57

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes restricted stock unit activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units	Shares	Value per Share
Non-vested restricted stock units outstanding at April 1, 2025	726,823	$0.96
Granted	631,802	$0.74
Vested and issued	(355,153)	$0.74
Cancelled or forfeited	—	$—
Non-vested restricted stock units outstanding at June 30, 2025	1,003,472	$0.96

The following table summarizes performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2025	53,533	$0.93
Granted	84,141	0.73
Vested and issued	—	—
Forfeited/cancelled	—	—
Non-vested restricted stock units outstanding at June 30 ,2025	137,674	$0.93

14. Fair Value Measurements

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

Basis for Valuation

The carrying values reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. Financial and non-financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value at each reporting period and include the Company’s Preferred Units. The Company used the BSM model (Level 3) with standard valuation inputs to initially value the Preferred Units on December 7, 2023. The Company considers the subsequent measurement to be Level 2. The primary input is the measurement of the Preferred Units using the value of publicly traded shares of CGEH, which trade in an actively traded public market (OTC market). We consider the shares of CGEH to be similar, but not identical to the Common Units of Operating Subsidiary into which the Preferred Units may convert, and for which the underlying value are the assets, liabilities and operations of the Operating Subsidiary. CGEH is a holding company with no other business activity. Refer to Note 11— Temporary Equity.

15. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board. The Company has been matching 50 cents on the dollar up to 6% of the employee’s contributions since February 2019. Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employee’s contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.1 million for three months ended June 30, 2025 and 2024.

16. Balance Sheet Information

Prepaid Expenses and Other Assets

As of June 30, 2025, the Company had $2.2 million of royalty-related assets remaining recorded within the Prepaid expenses and other current assets and other assets line items on the accompanying Condensed Consolidated Balance Sheets. The assets are being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of products. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected microturbine system units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of microturbine system unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of June 30, 2025, or March 31, 2025.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	June 30,	March 31,
	2025	2025
Other royalty-related current assets	$150	$124
Other royalty-related noncurrent assets	2,032	2,102
Total royalty-related assets	$2,182	$2,226
Prepaid insurance current asset	330	148
Prepaid insurance noncurrent asset	398	431
Total prepaid insurance	$728	$579
Deposits current asset	169	169
Deposits noncurrent asset	99	172
Total deposits	$268	$341
Prepaid vendor inventory	1,601	2,126
Prepaid taxes	765	698
Other Assets	474	388
Total Prepaid expenses, other current assets and other assets	$6,018	$6,358

17. Commitments and Contingencies

Purchase Commitments

As of June 30, 2025, the Company had firm commitments to purchase inventories of approximately $38.8 million through Fiscal 2029. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 14— Leases.

Related Party Transactions

On December 7, 2023, Capstone Green Energy Corporation was reorganized and became a privately-held company (“Reorganized PrivateCo”). Reorganized PrivateCo continues to own assets consisting of (i) all of the Company’s right, title, and interest in and to certain trademarks of the Company and (ii) assets owned by the Company relating to distributor support services ((i) and (ii) together, the “Retained Assets”) and certain income tax attributes that remained with Reorganized PrivateCo.

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On December 7, 2023, Operating Subsidiary entered into a Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary (the “Reorganized PrivateCo Services Agreement”). The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide the Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees). The Company reported $0.5 and $0.5 million of DSS service fees in Other income, net, during the three months ended June 30, 2025 and 2024, respectively.

Trademark License Agreement

On December 7, 2023, the Company entered into a Trademark License Agreement (the “Trademark License Agreement”) by and between Reorganized PrivateCo, as licensor, and the Company, as licensee. The Trademark License

Agreement provides that, among other things, Reorganized PrivateCo grants the Company a non-exclusive, royalty-bearing, non-transferable, non-sublicensable (except to the Company’s affiliates), worldwide, perpetual (subject to the terms and conditions of the Trademark License Agreement), irrevocable (subject to the terms and conditions of the Trademark License Agreement), limited license, under all of its right, title and interest in and to the Capstone Trademarks (as defined in the Trademark License Agreement) to use the Capstone Trademarks solely in connection with the Business (as defined in the Trademark License Agreement). In consideration for the license, the Company pays Reorganized PrivateCo an annual royalty of $100,000. Reorganized PrivateCo may not assign the Capstone Trademarks to any third party without the Company’s consent, not to be unreasonably withheld, delayed or conditioned (subject to the terms and conditions of the Trademark License Agreement). If Reorganized PrivateCo does not use any of the Capstone Trademarks for six consecutive months, then the Capstone Trademarks will be assigned to the Company for no further consideration.

Services Agreement between the Company and Operating Subsidiary

On December 7, 2023, the Company entered into a Services Agreement (the “Services Agreement”) by and among the Company and Operating Subsidiary. The Services Agreement provides, among other things, that the Company will provide certain services to Operating Subsidiary, in its capacity as a majority equity holder of Operating Subsidiary, and in consideration for the services provided by the Company, Operating Subsidiary will reimburse the Company for its reasonable audit, board and executive compensation expenses incurred in connection with being a publicly traded company (the “New Capstone Services Fee”). The New Capstone Services Fee will not exceed $2,500,000 per fiscal year (the “Services Fee Cap”), to be increased on April 1 of each year, beginning with April 1, 2024, by an amount equal to the greater of (a) 3.5000% and (b) the Consumer Price Index, as set by the U.S. Bureau of Labor Statistics and available on March 31 of each year; provided however, that for the Fiscal Year ending March 31, 2024, such amount was prorated based on the number of days in such fiscal year following the execution of the Reorganized PublicCo Services Agreement; provided, further, however, that such increase effective on April 1, 2025, was equal to 1.7500%.

Service Agreement with CFGI

On January 12, 2024, the Company entered into a services agreement with CFGI, pursuant to which CFGI provides third party accounting consultancy services to the Company. A related person who is the son of John Juric, our Chief Financial Officer, is a staff employee at CFGI. We have been advised that, under the CFGI compensation policy, Mr. Juric’s son was paid a commission related to the fees paid by the Company during the first year of the engagement. The Company incurred service fee expense of $0.6 million for the three months ended June 30, 2025, and $1.2 million for Fiscal 2025. There is no potential for bonus earnings in Fiscal 2026.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result in and yield costs to the Company if significant amounts of inventory are held at distributors. As of June 30, 2025, no significant inventories of this nature were held at distributors.

Legal Matters

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a current distributor of the Company, filed a complaint before the American Arbitration Association, seeking approximately $24.5 million in damages and alleging that the Company breached the Distributor Agreement between the parties and committed fraud by allowing another company, to sell, rent and service turbines in Cal Microturbine’s exclusive territory. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damages claim to $18.8 million. On September 9, 2024, the Company filed a counterclaim against Cal Microturbine for $20.0 million, alleging various violations of the Distributor Agreement. On September 27, 2024, Cal Microturbine provided the second amendment to its complaint and increased its damages to $25.0 million. There have been subsequent actions taken on sides by the parties to date, none of which have resulted in a definitive conclusion to the matter. The parties have completed selection of a three-person arbitration panel and a hearing date is scheduled for September 2025. The parties engaged in mediation in November and December 2024, and they are currently in settlement discussions. Discovery was scheduled to begin in November 2024 but has been stayed due to ongoing settlement discussions. On December 8, 2024, the Company issued a notice of intent to terminate the Distributor Agreement with Cal Microturbine due to the alleged violations by Cal Microturbine. In February 2025, Cal Microturbine filed an action in California state court seeking a temporary restraining order (“TRO”) to preclude the Company from terminating the Distributor Agreement. Due to ongoing settlement discussions and extensions of the termination date during those discussions, the court has refrained from scheduling a TRO hearing. The Company has not recorded a liability as of June 30, 2025, as it is unable to estimate the possible loss or range of any possible loss.

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

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim

In August 2024, two filings were made by lawyers on behalf of current and former non-exempt Capstone employees against Capstone and one supervisory employee. Both filings allege various pay violations. The first action, filed with the Superior Court of the State of California, requested that the Court certify the employees as a Class. Capstone has arbitration agreements in place with those current and former employees, agreements which include a class action waiver. Accordingly, Capstone moved that the Court compel arbitration, which Plaintiffs opposed. At a hearing in January 2025, the Court determined that the arbitration agreements were enforceable. Then in April 2025, the Court determined that the employees were not entitled to exemption from the enforcement of the arbitration agreements under the Federal Arbitration Act. The second filing was made with the Labor Development Workforce Agency. While Plaintiffs recently filed a separate action under the Private Attorney General Act with the Superior Court of the State of California, the Company has not yet received a copy of the complaint. The Company has not recorded a liability as of June 30, 2025, as a loss is neither probable nor estimable.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a Capstone distributor in Russia, filed a lawsuit in the Superior Court of California, County of Los Angeles to recover a $0.7 million parts deposit, along with interest and legal fees. Among other things, DV Energy alleges breach of contract associated with a product order that Capstone was unable to deliver due to the imposition of U.S. sanctions following Russia’s invasion of Ukraine. The Company disputes DV Energy’s claim. DV Energy is also an unsecured creditor in the Chapter 11 proceedings of the Company’s predecessors but opted to file the complaint in the state court as well. The Bankruptcy Court placed pre-conditions on closure of the Chapter 11 proceedings. In April 2025, the Company filed motions with the Bankruptcy Court to deposit funds with the Registry of the Court pending the outcome of the state court litigation and to close the Chapter 11 proceedings. At a hearing on June 5, 2025, the Bankruptcy Court granted the Company’s motion to deposit funds with the Registry of the Court in the amount of $0.8 million as a security pending the outcome of the state court litigation. The Company has deposited the funds with the Bankruptcy Court, and the Court has issued its Final Decree and Order Closing Debtors’ Chapter 11 proceedings and Terminating Services of Kroll Restructuring Administration LLC as Claims and Noticing Agent which amount other things, closed the Chapter 11 proceedings for the Debtors with immediate effect. There is no remaining deposit liability as of June 30, 2025.

18. Segment Information

The Company has a single reportable segment: microturbine systems and their related parts, rentals and services. The Company is one line of business that provides for the development, manufacture, sale and rental of turbine generator sets and their related parts and services to customers. The Company derives revenue primarily in North America and the Company’s Chief Operating Decision Maker (“CODM”) regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing performance. The Company defines its CODM as the Chief Executive Officer.

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

The following table presents the Company’s information about reported segment revenue, segment gross profit, segment profit or loss and significant segment expenses that are regularly provided to the Company’s CODM as a single reporting segment and a reconciliation of the Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,
	2025	2024
Revenue, net:	$27,871	$15,643
Less:
Cost of revenue	20,307	11,856
Gross profit	7,564	3,787
Less:
Research and development	814	548
Selling, general & administrative expenses	5,816	4,170
Non-recurring professional expenses (1)	1,105	2,613
Other (income) expense items (2)	527	393
Consolidated net loss	$(698)	$(3,937)
(1)	Non-recurring professional expenses include restructuring, financing, shareholder litigation, non-recurring legal, restatement, merger and acquisition activity, and SEC investigation.
(2)	Other segment items included in segment (income) expense include other income (expense), interest expense, interest income and income tax expense.

19. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2025, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events, other than what has been described above, which required recognition, adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2025 (“Fiscal 2025”). All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of June 30, 2025, and March 31, 2025, and for the three months ended June 30, 2025 and 2024.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These include statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend” “assumes” and variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	the significant risks related to our substantial indebtedness and our long-term liquidity requirements following our emergence from Chapter 11 and reorganization;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	our ability to continue as a going concern;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for Fiscal 2025;
●	the limited public trading market for our common stock on the OTC market;
●	our ability to retain key personnel;
●	the restrictions imposed by the covenants contained in the Note Purchase Agreement (as defined in Note 8— Debt) and the Operating Subsidiary LLC Agreement (as defined in Note 17— Commitments and Contingencies) and our ability to comply with the financial covenants contained in the Note Purchase Agreement;
●	the impact of pending or threatened litigation;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;
●	the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies;
●	the geopolitical environment, including the ongoing conflict in Ukraine;
●	corruption risks in the markets where our products are sold;

●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately develop and protect our intellectual property rights; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2025.

Furthermore, new risks may emerge in the future and it is not possible for us to predict all risks, nor can we assess the impact of all factors on the business or the extent to which any factor, or combination of factors, may cause actual results, performance or achievement to differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date of this Form 10-Q. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information or future events or otherwise. Readers should not place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

Capstone Green Energy Holdings, Inc., the successor to Capstone Green Energy Corporation along with its consolidated operating subsidiary, Capstone Green Energy LLC (the “Operating Subsidiary”), is a provider of customized microgrid solutions, on-site resilient Energy-as-a-Service (“EaaS”) solutions, and on-site energy technology systems focused on helping customers around the globe solve the “Energy Trilemma” of resiliency, sustainability, and affordability. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply.

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

During the three months ended June 30, 2025, we had a net loss of $0.7 million and a basic and diluted net loss per share of $0.04 compared to net loss of $3.9 million and basic and diluted net loss per share of $0.21 during the three months ended June 30, 2024. The $3.2 million change in net loss was primarily due to improved gross profit of $3.8 million, driven by the impacts of price increases and lower unit costs offset by $0.4 million higher total operating expenses, and by a $0.2 million decrease in other income as compared to the three months ended June 30, 2024.

In the energy markets, we continue to expand our presence in the energy efficiency, natural resources, renewable energy, critical power, and microgrid power type of applications in the first quarter of Fiscal 2026. The microgrid market is for electrification demand. The renewable energy market is fueled by landfill gas, biodiesel and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given further volatility of the oil and gas market, our business strategy is to continue diversification within the microgrid energy efficiency and renewable energy markets.

We continue to focus on improving our products based on customer input, building brand awareness and bringing new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term and longer-term opportunities to drive repeatable business and larger deal size rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to our success are higher average selling prices, lower direct material costs, positive new order flow, reduced cash usage and expansion of the EaaS business.

An overview of our direction, targets and key initiatives are as follows:

1.	Our industry-leading, highly efficient, low-emission, resilient microturbine energy systems offer scalable solutions in addition to a broad range of customer-tailored solutions. We target specific market verticals for these products.

Focus on Vertical Markets Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, natural resources, renewable energy, critical power supply, microgrid and transportation products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency, critical power and microgrid markets.

The following table summarizes our percentage of product revenues by vertical markets for which we had product revenues for the periods presented:

	Three Months Ended June 30,
	2025	2024
Energy efficiency	15%	36%
Natural resources	6%	34%
Renewable energy	1%	30%
Critical power supply	3%	—%
Microgrid	75%	—%

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

Natural Resources—Crude Oil, Natural Gas, Shale Gas & Mining

Our microturbines are installed in the natural resource market for use in both onshore and offshore applications, including oil and gas exploration, production, and at compression and transmission sites as a highly efficient and reliable source of power. In some cases, these oil and gas or mining operations have no electric utility grid and rely solely on power generated on-site. There are numerous locations, on a global scale, where the drilling, production, compression and transportation of natural resources and other extraction and production processes create fuel byproducts, which are traditionally burned or released into the atmosphere. Our microturbines can turn these fuel byproducts, such as flare gas or sour gas, into a useable fuel to provide prime power to these sites.

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

Microgrid

Microgrid is a group of interconnected loads and distributed energy resources that act as a single controllable energy entity with respect to the grid. Distributed energy resources typically include other dual-mode microturbines, reciprocating engines, solar photovoltaic (PV), wind turbines, fuel cells and battery storage. Microgrids can be connected to larger electricity grids; however, in the event of a widespread outage, the microgrid will disconnect from the main grid and continue to operate independently to maintain the electricity supply to the homes and businesses that are connected to the microgrid’s electricity network. Our microturbines are designed to meet the needs of microgrid end users by lowering their overall cost to operate and by providing a versatile dispatchable technology that is fuel flexible and scalable enough to fit a wide variety of applications. We have seen continued development in the microgrid market segment.

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

Backlog

Net product orders were approximately $16.5 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively. Ending backlog was approximately $24.6 million at June 30, 2025, compared to $12.4 million at June 30, 2024. The book-to-bill ratio was 1.07:1 and 0.7:1 for the three months ended June 30, 2025 and 2024, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

The timing of the backlog is based on the requirement date indicated by our customers and part availability. However, based on historical experience, management expects that a portion of our backlog may not be shipped within the next 12 months. Additionally, the timing of shipments is subject to change based on several variables (including customer deposits, payments, availability of credit and customer delivery schedule changes), most of which are not within our control and can affect the timing of our revenue. As a result, management believes the book-to-bill ratio reflects the current demand for our products in the given period.

2.	Sales and Distribution Channels We seek out distributors that have business experience and capabilities to support our growth plans in our target markets. A significant portion of our revenue is derived from sales to distributors that resell our products to end users. We have a total of 48 distributors, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 8 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 40 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

3.	Service As part of our EaaS business line, we provide services primarily through our global distribution network. Together with our global distribution network, we offer a comprehensive factory protection plan (“FPP”) for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. FPPs are generally paid quarterly in advance.

4.	Product Robustness and Life Cycle Maintenance Costs We continue to invest in enhancements that relate to high performance and high reliability. An important element of our continued innovation and product strategy is to focus on the engineering of our product hardware and electronics to make them work together more effectively and deliver improved microturbine performance, reliability and low maintenance costs to our customers.
5.	New Product Development Our new product development strategy focuses on meeting the specific needs of our target vertical markets. Our C65, C200, C600, C800, and C1000S Series microturbines will continue to be our foundational product lines. Our research and development efforts are primarily directed at enhancing the features and capabilities of these existing products.

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

6.	Cost and Core Competencies We believe that the core competencies of our products are our recuperator design and air bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core propriety technology is contained within our air bearing technology. We continue to review avenues for cost reduction by sourcing from the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, supply management and logistics. Management expects to be able to lower our costs as product volumes increase.

Our manufacturing designs include the use of conventional technology, which has been proven in high-volume automotive and turbocharger production for many years. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications and require longer lead times. We believe that in most cases, adequate capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time, however, it may be more challenging to transition to another supplier from single source suppliers with long lead times. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs.

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

Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 describes the significant accounting estimates used in the preparation of our Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2025 and 2024

The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended June 30,
	2025	2024
United States and Canada	$23.1	$9.0
Europe	2.0	3.4
Latin America	1.6	0.8
Asia and Australia	1.1	2.2
Middle East and Africa	0.1	0.2
Total Revenue	$27.9	$15.6

Revenue for the three months ended June 30, 2025 increased $12.3 million to $27.9 million from $15.6 million for the three months ended June 30, 2024. The increase was primarily driven by increases in revenue of $14.1 million in the United States and Canada and $0.8 million in Latin America, offset by a decrease in revenue of $1.4 million in Europe, $1.1 million in Asia and Australia and $0.1 million in Middle East and Africa. The increases in the United States and Canada, Latin America and Europe were due to increased microturbine product, parts and rental demand. The decrease in Europe, Asia and Australia were primarily due to decreases in microturbine deliveries for projects in those regions during the three months ended June 30, 2025.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended June 30,
	2025			2024
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$15.4	8.5	32	$5.3	4.0	19
Accessories	0.3			0.1
Total Product and Accessories	15.7			5.4

Parts and services	8.0			7.8
Rentals	4.2			2.4
Total Revenue	$27.9			$15.6

For the three months ended June 30, 2025, revenue from microturbine products and accessories increased $10.3 million, or 191%, to $15.7 million from $5.4 million for the three months ended June 30, 2024. The $10.3 million increase was driven primarily by product mix, with the 4.5 megawatts increase in shipments during the three months ended June 30, 2025, including increased demand for our C1000 turbines, compared to the three months ended June 30, 2024. Average revenue per megawatt shipped was approximately $1.8 million and $1.3 million during the three months ended June 30, 2025 and 2024, respectively. The increase in revenue per megawatt resulted from price increases and product mix.

Parts and service revenue, which are part of our EaaS business line and includes revenue from our spare parts shipments, FPP contracts, and other service revenue, for the three months ended June 30, 2025, was consistent with increased revenues of $0.2 million, or 3%, to $8.0 million from $7.8 million for the three months ended June 30, 2024.

Rentals revenue for three months ended June 30, 2025 increased $1.8 million or 75%, to $4.2 million from $2.4 million for the three months ended June 30, 2024. This increase was driven by growth in rental utilization and increased rental prices.

Sales to Cal Microturbine and Lone Star Power Solutions, LLC (“Lone Star”), two of the Company’s domestic distributors, accounted for 47% and 10% of revenue for the three months ended June 30, 2025, respectively. Lone Star, Cal Microturbine and E-Finity Distributed Generation (“E-Finity”), three of the Company’s domestic distributors and Optimal Group Australia Pty Ltd, one of the Company’s international distributors, accounted for 16%, 13%, 11% and 11% of revenue for the three months ended June 30, 2024, respectively.

Gross ProfitCost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $7.6 million, or 27% of revenue for the three months ended June 30, 2025, compared to a gross profit of $3.8 million, or 24% of revenue for the three months ended June 30, 2024. The improvement was primarily the result of an increase in product sales volume and the full effect of an increase in pricing and decreases in production and service center labor and overhead expenses. Effective March 2024, we increased our sales prices and we are continually negotiating to reduce material costs with vendors.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended June 30,
	2025	2024
Gross Profit
Product and accessories	$1.2	$(0.6)
As a percentage of product and accessories revenue	8%	(11)%

Parts and services	$4.2	$4.4
As a percentage of parts and services revenue	53%	56%

Rentals	$2.2	—
As a percentage of rentals revenue	52%	—%

Total gross profit	$7.6	$3.8
As a percentage of total revenue	27%	24%

The improvement of $1.8 million in product and accessories gross profit was primarily due to higher product pricing, improved cost efficiencies, high volume and product mix.

Product and accessories gross margin as a percentage of product and accessories revenue improved to 8% during the three months ended June 30, 2025, from negative 11% during the three months ended June 30, 2024, primarily due to higher product volume and revenue for the three months ended June 30, 2025. Parts and services gross margin as a percentage of parts and service revenue decreased to 53% during the three months ended June 30, 2025, compared to 56% during the three months ended June 30, 2024, primarily as a result additional cost for service during the three months ended June 30, 2025. Rentals gross margin as a percentage of rental revenue increased to 52% for the three months ended June 30, 2025, compared to 0% for the three months ended June 30, 2024, primarily due to increased rental pricing and utilization.

Research and Development (“R&D”) Expenses R&D expenses were $0.8 million and $0.5 million during the three months ended June 30, 2025 and 2024, respectively, and was 3% and 4% of revenue for the three months ended June 30, 2025, and 2024, respectively. During the three months ended June 30, 2025 as R&D programs for new product development and product enhancements expanded.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses were $6.9 million and $6.8 million during the three months ended June 30, 2025 and 2024, respectively, and was 25% and 43% of revenue for the three months ended June 30, 2025, and 2024, respectively.

Other Income Other income was $0.4 million and $0.6 million during the three months ended June 30, 2025 and 2024.

Interest Income. Interest income was $0.1 million and less than $0.1 million during the three months ended June 30, 2025 and 2024, respectively..

Interest Expense Interest expense was $1.0 million during both the three months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balance decreased $2.0 million during the three months ended June 30, 2025, compared to an increase in cash of $1.9 million during the three months ended June 30, 2024. The decrease in cash during the three months ended June 30, 2025 was primarily due to net cash used in operating activities.

Operating Activities During the three months ended June 30, 2025, net cash used by operating activities was $1.6 million, consisting of a net loss for the period of $0.7 million, changes in operating assets and liabilities of $4.0 million offset by non-cash adjustments, primarily representing depreciation and amortization, non-cash lease expense, stock based compensation and paid-in-kind interest expense, totaling $3.1 million.

For the three months ended June 30, 2024, net cash provided by operating activities was $2.1 million, consisting of net loss of $3.9 million, offset by changes in operating assets and liabilities of $2.8 million and non-cash adjustments, primarily representing depreciation and amortization, non-cash lease expense and paid-in-kind interest expense, of $3.2 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended June 30,
	2025	2024
Net loss	$(0.7)	$(3.9)
Non-cash operating activities(1)	3.1	3.2
Changes in operating assets and liabilities:
Accounts receivable	(4.2)	(0.8)
Inventories	0.3	0.3
Lease receivable	—	—
Accounts payable	2.4	4.2
Accrued expenses	0.1	(0.4)
Operating lease liability, net	(0.8)	(1.0)
Prepaid expenses, other current assets and other assets	0.3	0.9
Factory protection plan liability	0.6	(0.9)
Other changes in operating assets and liabilities	(2.7)	0.5
Net cash provided by (used in) operating activities	$(1.6)	$2.1
(1)	Represents changes in depreciation and amortization, non-cash lease expenses, PIK interest, stock-based compensation expense, and inventory, warranty and credit loss provisions.

The $3.4 million increase in use of cash in accounts receivable resulted from the timing of sales in the three months ended June 30, 2025 and 2024. The $1.8 million decrease in cash provided by accounts payable resulted from the timing of payment of trade accounts. The $0.5 million increase in cash provided by accrued expenses was primarily due to a decrease in legal accrual and accrued sponsorship related to litigation that has since been resolved. The $0.2 million decrease in use of cash by operating lease liability was primarily due to a decrease in lease liability. The $0.6 million decrease in cash provided from prepaid and other assets is primarily the result of usage of prepaid inventory. The $1.5 million increase in cash provided by FFP liability was primary driven by an increase in value of new claims outpacing the fulfillment of claims. The $3.2 million increase in cash used in other operating assets and liabilities, was primarily driven by an increase in cash used in deferred revenue of $3.8 million primarily driven by increased shipments in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, lowering attributable customer deposits, and decrease in FPP deferred revenue, offset by $0.6 increase in cash provided in accrued salaries and wages and other long term liabilities primarily driven by the Company’s Annual Incentive Program (“AIP”) bonus accrual in the three months ended June 30, 2025. There were no significant changes in inventory or lease receivable.

Investing Activities Net cash used in investing activities was $0.1 million during the three months ended June 30, 2025 and 2024, respectively, primarily due to investments in operating assets.

Financing Activities Net cash used in financing activities of $0.3 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, was used for repayment of finance lease obligations. Additionally, during the three months ended June 30, 2025 there was the accumulation of treasury stock resulting from the tax withholdings of employee stock vesting.

Debt Refer to Note 8— Debt in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our notes.

Lease Commitments Refer to Note 9— Leases in the Notes to Condensed Consolidated Financial Statements for information related to our leases.

Going Concern In connection with the preparation of the Condensed Consolidated Financial Statements for the three months ended June 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of June 30, 2025, the Company had cash of $6.6 million and a working capital deficit of $14.2 million. The Company incurred a net loss of $0.7 million during the three months ended June 30, 2025.

A robust plan to improve the Company’s future financial performance has been developed. The plan includes multiple process improvement workstreams directed to drive operational and financial performance. The process improvement initiatives are supported with external resources with the needed specific level of expertise. The plan includes cost reduction in products, services and operating expenses, margin expansion through price increases, and sales volume initiatives focused on improving the Company’s liquidity. Achieving the targeted product cost reductions has risk, and is being challenged by the current geopolitical environment, including the impact of tariffs.   There is no guarantee that such steps will be successful, or to result in our ability to meet our payment obligations coming due within the twelve month period after the date of this report.

The Company has initiated financing discussions with its advisors to refinance the New Money Note and add additional liquidity. There is not guarantee that the Company will be successful in it is financing efforts.

Given the Company’s current cash position, lack of liquidity, short term debt repayments, limits to accessing capital and debt funding options and current economic and market risks, there exists substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended June 30, 2025

New Accounting Pronouncements Refer to Note 3— Recently Issued Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding new accounting standards.

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

In connection with the preparation of this Form 10-Q for the three months ended June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2025, due to the material weaknesses in our internal control over financial reporting described below, our financial reporting controls and procedures were not effective.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our consolidated financial position and consolidated results from operations and cash flows for the quarter ended June 30, 2025, and our financial condition as of each such date and have been prepared in conformity with GAAP.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 17 – Commitments and Contingencies — Legal Matters, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved. The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. In addition, the Company and certain of its former and current directors and officers are a party to several material legal proceedings. The outcome of litigation is inherently uncertain. If one or more legal matters were to be resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The risks described are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

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

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

**Furnished herewith

(a)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

	By:	/s/ JOHN J. JURIC
John J. Juric
Chief Financial Officer
(Principal Financial Officer)
Date: August 7, 2025