Form 10-Q
period 2025-09-30
Capstone Green Energy Holdings, Inc.
filed 2025-11-13
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-15957

Capstone Green Energy Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1514270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16640 Stagg Street Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)

818-734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	CGEH	OTCQX

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 12, 2025, the registrant had 18,946,208 shares of voting common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	March 31,
	2025	2025
Assets
Current Assets:
Cash	$6,981	$8,671
Restricted cash (Note 17)	716	—
Accounts receivable, net of allowances of $1,249 at September 30, 2025 and $607 at March 31, 2025	14,279	7,037
Inventories	17,103	16,615
Lease receivable, current	246	113
Prepaid expenses and other current assets	3,605	3,653
Total current assets	42,930	36,089
Property, plant, equipment and rental assets, net	18,300	19,362
Intangible assets	3,860	—
Finance lease right-of-use assets	5,123	3,787
Operating lease right-of-use assets	5,080	8,282
Non-current portion of inventories	3,221	3,464
Lease receivable, non-current	1,116	1,175
Other assets	2,737	2,705
Total assets	$82,367	$74,864
Liabilities, Temporary Equity and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$18,261	$14,092
Accrued expenses	1,682	1,447
Accrued salaries and wages	3,273	2,838
Accrued warranty reserve	1,180	1,070
Deferred revenue, current	12,447	13,351
Deferred acquisition costs, current	1,121	—
Finance lease liability, current	1,945	2,017
Operating lease liability, current	1,929	3,539
Factory protection plan liability	7,103	6,256
Exit new money notes, net of discount, current	8,236	7,968
Total current liabilities	57,177	52,578
Deferred revenue, non-current	436	598
Deferred acquisition costs, non-current	2,321	—
Finance lease liability, non-current	1,426	248
Operating lease liability, non-current	3,337	4,988
Exit new money notes, net of discount, non-current	24,988	24,213
Total liabilities	89,685	82,625
Commitments and contingencies (Note 17)
Temporary equity:
Redeemable noncontrolling interests	32,042	13,859
Stockholders’ deficit:
Preferred stock, $.001 par value; 1,000,000 shares authorized, and none issued	—	—
Common stock, $.001 par value; 59,400,000 shares authorized, 18,946,208 shares issued and outstanding at September 30, 2025 and 18,643,587 shares issued and outstanding at March 31, 2025	19	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at September 30, 2025 and March 31, 2025	1	1
Additional paid-in capital	937,693	955,407
Accumulated deficit	(976,864)	(977,000)
Treasury stock, at cost; 208,798 shares at September 30, 2025 and 57,202 shares at March 31, 2025	(209)	(46)
Total stockholders’ deficit	(39,360)	(21,620)
Total liabilities, temporary equity and stockholders' deficit	$82,367	$74,864

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue, net:
Product and accessories	$16,112	$11,270	$31,832	$16,692
Parts and services	7,861	7,924	15,799	15,761
Rentals	4,412	3,528	8,625	5,911
Total revenue, net	28,385	22,722	56,256	38,364
Cost of goods sold:
Product and accessories	14,162	10,589	28,680	16,586
Parts and services	3,201	2,714	6,960	6,160
Rentals	2,060	2,409	4,090	4,822
Total cost of goods sold	19,423	15,712	39,730	27,568
Gross profit	8,962	7,010	16,526	10,796
Operating expenses:
Research and development	809	592	1,624	1,139
Selling, general and administrative	6,794	6,400	13,715	13,183
Total operating expenses	7,603	6,992	15,339	14,322
Income (loss) from operations	1,359	18	1,187	(3,526)
Other income, net	541	622	977	1,213
Interest income	53	1	107	3
Interest expense	(1,115)	(1,039)	(2,126)	(2,017)
Income (loss) before provision for income taxes	838	(398)	145	(4,327)
Provision for income taxes	4	25	9	33
Net income (loss)	$834	$(423)	$136	$(4,360)

Net Income (loss) per share of common stock and non-voting common stock—basic and dilutive (Note 12)	$(0.89)	$(0.02)	$(0.93)	$(0.23)
Weighted average shares used to calculate basic net loss per share of common stock and non-voting common stock	19,412	19,049	19,390	19,049

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)
(Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance, March 31, 2025	10,449,863	$13,859	18,643,587	$18	508,475	$1	$955,407	$(977,000)	57,202	(46)	$(21,620)
Purchase of treasury stock	—	—	(119,292)	—	—	—	—	—	119,292	(88)	(88)
Vested restricted stock units	—	—	355,153	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	358	—	—	—	358
Net loss	—	—	—	—	—	—	—	(698)	—	—	(698)
Balance, June 30, 2025	10,449,863	13,859	18,879,448	19	508,475	1	955,765	(977,698)	176,494	$(134)	(22,047)
Purchase of treasury stock	—	—	(32,304)	—	—	—	—	—	32,304	(75)	(75)
Vested restricted stock awards (1)	—	—	99,064	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	111	—	—	—	111
Change in value of temporary equity	—	18,183	—	—	—	—	(18,183)	—	—	—	(18,183)
Net income	—	—	—	—	—	—	—	834	—	—	834
Balance, September 30, 2025	10,449,863	32,042	18,946,208	19	508,475	1	937,693	(976,864)	208,798	$(209)	(39,360)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance, March 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,145	$(969,810)	—	—	$(14,646)
Stock-based compensation	—	—	—	—	—	—	57	—	—	—	57
Net loss	—	—	—	—	—	—	—	(3,937)			(3,937)
Balance, June 30, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,202	(973,747)	—	—	(18,526)
Stock-based compensation	—	—	—	—	—	—	52	—	—	—	52
Net loss	—	—	—	—	—	—	—	(423)	—	—	(423)
Balance, September 30, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,254	(974,170)	—	—	(18,897)

(1)	The common stock par value in total does not change the total common stock par value presented in thousands.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income (loss)	$136	$(4,360)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,956	2,076
Amortization of financing costs and discounts	44	35
Paid-in-kind interest expense	999	1,909
Non-cash lease expense	1,492	1,953
Provision for credit loss expense	276	414
Inventory write-down	553	458
Provision (benefit) for warranty expenses	160	(223)
Stock-based compensation	460	109
Changes in operating assets and liabilities:
Accounts receivable	(9,392)	(2,870)
Inventories	(39)	2,831
Lease receivable	292	—
Prepaid expenses, other current assets and other assets	(34)	1,452
Accounts payable	5,424	3,661
Accrued expenses	(311)	(765)
Operating lease liability, net	(1,551)	(1,973)
Accrued salaries and wages and long-term liabilities	(175)	(73)
Accrued warranty reserve	(49)	(69)
Deferred revenue	(2,134)	(1,974)
Factory protection plan liability	848	(1,693)
Net cash (used in) provided by operating activities	(1,045)	898
Cash Flows from Investing Activities:
Total business combination consideration, net of cash acquired	1,410	—
Expenditures for property, plant, equipment and rental assets	(381)	(162)
Net cash provided by (used) in investing activities	1,029	(162)
Cash Flows from Financing Activities:
Acquisition of treasury stock	(208)	—
Repayment of finance lease obligations	(750)	(108)
Net cash used in financing activities	(958)	(108)
Net increase (decrease) in Cash	(974)	628
Cash, Beginning of Period	8,671	2,085
Cash and restricted cash, End of Period	$7,697	$2,713
Cash paid during the period for:
Interest	$1,114	$72
Income taxes	$116	$16
Supplemental Disclosures of Non-Cash Information:
Right-of-use assets obtained in exchange for operating lease obligations	$1,419	$—
Right-of-use assets obtained in exchange for finance lease obligations	$1,720	$—
Rental assets transferred to inventory	$—	$1,813
Acquisition of treasury stock with accrued liabilities	$46	$—
Settlement of lease liabilities through accounts receivable	$979	$375
Operating lease modified to finance lease	$614	$—
Accounts payable negotiated in lease modification	$1,289	$—

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Organization

Capstone Green Energy Holdings, Inc., the successor to Capstone Green Energy Corporation, along with its consolidated operating subsidiary Capstone Green Energy LLC (the “Operating Subsidiary”) is a provider of customized microgrid solutions, on-site resilient Energy-as-a-Service (“EaaS”) solutions, and on-site energy technology systems focused on helping customers around the globe solve the “Energy Trilemma” of resiliency, sustainability, and affordability. These solutions include stationary distributed power generation applications and distribution networks, including cogeneration (combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), renewable energy, natural resources, and critical power supply. The Company’s inverter-based technologies solve resiliency by being able to seamlessly connect to the electric grid or be the backbone of a localized microgrid. The Company’s Energy Conversion Products business line is driven by the Company’s industry-leading, highly efficient, low-emission, resilient microturbine energy systems offering scalable solutions in addition to a broad range of customer-tailored solutions. Through the EaaS business line, the Company offers build, own, operate and maintain (“BOOM”) as well as energy rental solutions utilizing the Company’s microturbine energy systems. The Company offers comprehensive service agreement plans which de-risk life-cycle costs, as well as providing aftermarket spare parts to customers not under the service agreement umbrella.

As a result of past delays in filing the Company’s periodic reports with the Securities Exchange Commission (the “SEC”) and the requirements relating to Market Value of Listed Securities (“MVLS”), the Company was unable to comply with the Nasdaq listing standards, and as a result, the Company’s common stock was suspended from trading on the Nasdaq Capital Market effective October 5, 2023 and formally delisted effective October 23, 2023. Post completion of the financial statement restatements for Fiscal 2022 and 2023 and completion of the filings for Fiscal 2024, the Company became current with all periodic filings with the SEC. On January 2, 2025, the Company’s common stock was approved for trading by Financial Industry Regulatory Authority on the over-the-counter market (“OTC”). On September 26, 2025, the trading of the Company’s common stock was approved for trading on the OTCQX Best Market.

All references in these footnotes to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries.

2. Basis of Presentation, Significant Accounting Policies and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2025, was derived from audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 27, 2025. This Quarterly Report on Form 10-Q (this “Form 10-Q”) refers to the Company’s fiscal years ending March 31 as its Fiscal years.

Basis for Consolidation The Condensed Consolidated Financial Statements included in this filing include the accounts of the Company, the Operating Subsidiary, Capstone Turbine Financial Services, LLC, its wholly owned subsidiary formed in October 2015, and Cal Microturbine LLC (“Cal Microturbine”) after elimination of inter-company transactions.

 Reclassification Certain items in prior financial statements have been reclassified to conform to the current presentation and provide comparability but have no effect on the reported financial statements.

Significant Accounting Policies Except as described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2025 filed with the SEC, that have had a material impact on the Company's Condensed Consolidated Financial Statements. See Note 19 – Business Combinations in the Notes to Condensed Consolidated Financial Statements for information on our acquisition of Cal Microturbine.

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three and six months ended September 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of September 30, 2025, the Company had cash of $7.7 million, which includes restricted cash of $0.7 million, and a working capital deficit of $14.2 million. The Company had net income of $0.8 million and $0.1 million during the three and six months ended September 30, 2025, respectively.

The Exit New Money Notes will mature on December 7, 2025 (see Note 8 – Debt in the Notes to Condensed Consolidated Financial Statements for further discussion). The Company does not expect to have sufficient internally generated cash, nor does the Company expect that it could obtain sufficient financing through underwritten public offerings, at-the market offerings or other similar methods, to satisfy the obligations of the Exit New Money Notes. If the Company is unable to repay the obligations of the Exit New Money Notes on the maturity date, it will be in default under the Exit Note Purchase Agreement (as defined in Note 8 – Debt), which may result in, among other things, default interest or an acceleration of all obligations. It is not certain whether the Company will have, or will be able to obtain, sufficient funds to make any such accelerated payments. If any outstanding indebtedness under the Exit Note Purchase Agreement is accelerated, the Company’s assets may not be sufficient to repay such indebtedness. . The Company and its advisors are considering various alternatives to address the upcoming maturity of the Exit New Money Notes, which may include issuances of equity or the incurrence of additional indebtedness; however there can be no assurance that the Company will be successful in refinancing the Exit New Money Notes.

Given the Company’s current cash position, lack of liquidity, short term debt repayments, limits to accessing capital and debt funding options, and current economic and market risks, there exists substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended September 30, 2025. Refer to Cash Flow section for additional information. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from outcome of this uncertainty.

A robust plan to improve the Company’s future financial performance has been developed. The plan includes multiple process improvement workstreams directed to drive operational and financial performance. The process improvement initiatives are supported with external resources as needed for a specific level of expertise. The plan includes cost reduction in products, services and operating expenses, additional margin expansion through price increases, and sales volume initiatives focused on improving the Company’s liquidity. Achieving the targeted product cost reductions has risk, and is being challenged by the current geopolitical environment, including the impact of tariffs.  There is no guarantee that such steps will be successful or result in our ability to meet our payment obligations coming due within the twelve-month period after the date of this report.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. We are evaluating the impact of the standard on the consolidated financial statements.

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

Changes in the current expected credit losses (“CECL”) allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2025	$607
Provision for credit loss	649
Write-offs	(7)
Balance, September 30, 2025	$1,249

Sales to E-Finity Distributed Generation (“E-Finity”), Cal Microturbine, LLC (“Cal Microturbine”) and Lone Star Power Solutions, LLC (“Lone Star”), three of the Company’s domestic distributors, accounted for 36%, 13% and 10% of revenue for the three months ended September 30, 2025, respectively. On August 13, 2025, the Company completed its acquisition of Cal Microturbine. Refer to Note 19— Business Combination for further details. E-Finity, Arctic Energy Inc. (“Arctic”) and Lone Star Power Solutions, LLC (“Lone Star”), three of the Company’s domestic distributors, and GET/CWS Limited, one of the Company’s international customers, accounted for 21%, 14%, 10% and 11% of revenue for the three months ended September 30, 2024, respectively.  Sales to Cal Microturbine, E-Finity and Lone Star, three of the Company’s domestic distributors, accounted for 30%, 22% and 10% of revenue for the six months ended September 30, 2025, respectively. E-Finity and Lone Star, two of the Company’s domestic distributors accounted for 17% and 13% of revenue for the six months ended September 30, 2024, respectively.

Additionally, E-Finity, the Company’s domestic distributor, and H.M. Holloway, the Company’s domestic customer, accounted for 34% and 17% of accounts receivable as of September 30, 2025, respectively. Lone Star and Optimal Group Australia accounted for 18% and 10% of accounts receivable as of March 31, 2025, respectively. The Company recorded a credit loss expense of $0.1 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively. The Company recorded a credit loss expense of $0.3 million and $0.4 million during the six months ended September 30, 2025 and 2024, respectively. The CECL allowance includes the acquired provision of $0.3 million representing the fair value of the net receivables from the acquisition of Cal Microturbine.

5. Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	September 30,	March 31,
	2025	2025
Raw materials	$19,921	$19,914
Finished goods	403	165
Total	20,324	20,079
Less: non-current portion	(3,221)	(3,464)
Total inventory, net non-current portion	$17,103	$16,615

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of September 30, 2025 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,183
25 to 36 months	2,038
Total	$3,221

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	September 30,	March 31,
	2025	2025
Machinery, equipment, automobiles and furniture	$14,891	$14,467
Leasehold improvements	8,955	8,919
Molds and tooling	3,510	3,510
Rental assets	27,963	27,963
Total property, plant, equipment and rental assets	55,319	54,859
Less: accumulated depreciation	(37,019)	(35,497)
Total property, plant, equipment and rental assets, net	$18,300	$19,362

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $1.0 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. The depreciation expense was $1.9 million and $2.1 million for the six months ended September 30, 2025 and 2024, respectively.

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

Changes in the accrued warranty reserve consisted of the following (in thousands):

	Six Months Ended September 30,
	2025	2024
Balance, beginning of the fiscal year	$1,070	$1,437
Standard warranty provision	160	(223)
Deductions for warranty claims	(50)	(69)
Balance, end of the period	$1,180	$1,145

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

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility. The proceeds from the fully drawn $7.0 million of Exit New Money Notes were used to fund restructuring expenses and for working capital and general corporate purposes. The Exit Notes bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Exit Note Purchase Agreement) plus 7.00% per annum. A portion of the interest on the Exit Notes is paid-in-kind until the third year following December 7, 2023.

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes mature on December 7, 2025.

The scheduled maturities of the Company’s debt are as follows as of September 30, 2025:

Year Ending March 31,
2026 (remainder of fiscal year)	$8,248
2027	25,103
2028	—
2029	—
2030	—
Thereafter	—
Total principal payments and debt maturities	33,351
Less unamortized issuance costs	(127)
Net principal payments and debt maturities	$33,224

The Exit Notes issued pursuant to the Exit Note Purchase Agreement are secured by a lien on substantially all the present and future property and assets of Operating Subsidiary and each Guarantor, subject to customary exceptions and exclusions. The Exit Note Purchase Agreement also includes conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other customary provisions, including financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA.

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

On August 13, 2025, the Company entered into the Consent to Cal Micro Acquisition and Second Amendment (the “Consent and Second Amendment”) to the Note Purchase Agreement, dated December 7, 2023 (as amended, the “NPA”), by and among Capstone Green Energy LLC, a Delaware limited liability company (the “Buyer”), the Company and Capstone Turbine Financial Services, LLC, a Delaware limited liability company, as guarantors, Goldman Sachs Specialty Lending Group, L.P., a Delaware limited partnership, as collateral agent for the purchasers from time to time party thereto and Capstone Distributor Support Services Corporation, a Delaware corporation, as Purchaser. (as defined in the NPA, as amended by the Consent and Second Amendment).

As of September 30, 2025, the Company has an outstanding Exit Notes balance of $33.2 million, comprised of $21.1 million of Exit Roll Up Notes, $7.0 million of Exit New Money Notes and $5.2 million of total PIK interest, less debt issuance costs of $0.1 million. Debt issuance costs in relation to the Exit New Money Notes and the Exit Roll Up Notes are being amortized over the term at an effective interest rate of 11.84% as of September 30, 2025. As of September 30, 2025, the Company was in compliance with all financial covenants. The Company incurred total cash interest expense on the debt during the three months and six months ended September 30, 2025 of approximately $0.5 million and $0.9 million, respectively. The Company did not incur any cash interest expense on the debt during the three and six months ended September 30, 2024.

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

At September 30, 2025, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2026 (remainder of fiscal year)	$1,616	$4,256
2027	2,428	5,735
2028	252	999
2029	—	29
2030	—	—
Thereafter	—	—
Total minimum rental revenue	$4,296	$11,019

At September 30, 2025, the Company’s future scheduled minimum lease payments to be received from its sales-type lease were as follows (in thousands):

Year Ending March 31,
2026 (remainder of fiscal year)	$257
2027	264
2028	264
2029	264
2030	264
Thereafter	528
Total minimum lease payments	$1,841
Less: imputed interest	(562)
Plus: unguaranteed residual value	83
Present value of lease receivable	$1,362

The Company recognized less than $0.1 million of interest income related to lease receivables during the three months ended September 30, 2025 and recognized $0.1 million of interest income related to lease receivables during the six months ended September 30, 2025. There was no interest income related to lease receivables during the three and six months ended September 30, 2024.

	September 30,	March 31,
	2025	2025
Gross receivables	$1,279	$1,209
Unguaranteed residual value	83	79
Total, net	$1,362	$1,288
Reported as:
Current	246	113
Long-Term	1,116	1,175
Total, net	$1,362	$1,288

 Lessee

The Company leases facilities and equipment under various non-cancelable operating and finance leases expiring at various times through Fiscal 2029. All of the leases require the Company to pay maintenance, insurance and property taxes. The lease agreements for primary office and manufacturing facilities provide for rent escalation over the lease term and renewal options for five-year periods. Lease expense is recognized on a straight-line basis over the term of the lease, which may include extension periods.

During the six months ended September 30, 2025, the Company did not enter into new rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. The Company may enter into lease modifications from time to time, and modified four of their current lease agreements during the six months ended September 30, 2025. The existing rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore they are not included in the determination of the lease term. As of September 30, 2025, lease commitments totaled approximately 19.0 megawatts of microturbines and had an average term of 34 months and a total remaining commitment value of approximately $7.7 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Finance lease costs (1)	$302	$184	$349	$375
Operating lease costs	835	1,324	1,859	2,687
Variable lease expense	62	—	83	—
Total lease costs	$1,199	$1,508	$2,291	$3,062
(1)Interest expense is included in finance lease costs.

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	September 30,	March 31,
	2025	2025
Finance lease right-of-use assets	$5,123	$3,787
Operating lease right-of-use assets	5,080	8,282
Total right-of-use assets	$10,203	$12,069

Finance lease liability, current	$1,945	$2,017
Operating lease liability, current	1,929	3,539
Finance lease liability, non-current	1,426	248
Operating lease liability, non-current	3,337	4,988
Total lease liabilities	$8,637	$10,792
Finance leases:
Weighted average remaining lease life	1.00 years	0.42 years
Weighted average discount rate	12.60%	12.81%
Operating leases:
Weighted average remaining lease life	5.04 years	4.41 years
Weighted average discount rate	11.25%	12.33%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$1,748	$108
Operating cash flows from finance leases	$130	$19
Operating cash flows from operating leases	$1,911	$2,707
Change in Right-of-use assets through modification of lease obligations
Finance leases	$1,720	$—
Operating leases	$(1,419)	$—

At September 30, 2025, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2026 (remainder of fiscal year)	$1,215	$1,780
2027	1,591	1,229
2028	792	1,111
2029	197	854
2030	—	256
Thereafter	—	1,626
Total lease payments	$3,795	$6,856
Less: imputed interest	(424)	(1,590)
Present value of lease liabilities	$3,371	$5,266

10. Revenue Recognition

The Company derives its revenues primarily from the sale of microturbine products, accessories, parts, equipment rentals and services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Factory Protection Plan and Service Cost Reimbursement In addition to the provision of standard warranties, the Company offers Factory Protection Plans (“FPP”) to minimize product downtime and control maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the term of the FPP contract, in 30-day intervals aligned to the monthly service period for that customer. FPP contracts have an initial term period of one year, with maximum durations of 5, 10, 15, or 20 years and may be cancelled at any time. The related costs for FPP contracts become the Company’s obligation and are accrued at the time a customer submits a claim, and the claim’s compliance with the terms of the plan are confirmed. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation. The provision is periodically adjusted to reflect actual experience. FPP contracts typically go into effect once the standard warranty expires.

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

The labor reimbursement is separate and distinct from the parts offering; therefore, the Company allocates a portion of the transaction price to the labor reimbursement based on a relative standalone selling price (“SSP”). The Company applies judgment in determining the SSP as the labor reimbursement is not sold separately. The Company will recognize a liability at the inception of the executed FPP agreement for the premium received in advance for the Labor offering. Income will be recognized on a net, straight-line basis with labor reimbursement costs recognized when incurred.

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

For sales-type leases, upon lease commencement, the Company records and presents as a separate line item in the Condensed Consolidated Balance Sheets, the present value of the lease payments as a lease receivable, along with the residual asset discounted using the rate implicit in the lease. Revenue is recognized on the Condensed Consolidated Statements of Operations in the amount of the lease receivable as part of Product and Accessories revenue and the cost of sales in the amount of the carrying value of the underlying asset less the unguaranteed residual asset. The Company believes this is generally more aligned to its current presentation of product sales. After the commencement date, the Company recognizes the imputed interest income as part of the net sales using the effective interest method.

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

The Company allocates the transaction price to each performance obligation on a SSP basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Microturbine Products	$15,994	$10,885	$31,360	$16,147
Accessories	118	385	472	545
Total Product and Accessories	16,112	11,270	31,832	16,692

Parts and Services	7,861	7,924	15,799	15,761
Total ASC 606 Revenue	$23,973	$19,194	$47,631	$32,453

Rentals	4,412	3,528	8,625	5,911
Total ASC 842 Revenue	4,412	3,528	8,625	5,911
Total Revenue	$28,385	$22,722	$56,256	$38,364

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
United States	$21,570	$15,855	$44,526	$24,786
Mexico	1,368	1,126	2,574	1,618
All other North America	6	107	125	137
Total North America	22,944	17,088	47,225	26,541
Europe	3,864	1,527	5,880	4,951
Asia	771	394	1,330	896
Australia	404	215	895	1,917
All other	402	3,498	926	4,059
Total Revenue	$28,385	$22,722	$56,256	$38,364

Contract Balances

The Company’s deferred revenues consist of deposits and advance payments for microturbine products, parts, accessories and parts ordered under sales contracts, which have not yet been delivered (contract liabilities), as well as advance payments on service obligations, FPP contracts and extended warranties. Deposits are primarily non-refundable cash payments from distributors for future orders. The current portion of deferred revenue and the non-current portion of deferred revenue are included in the Current Liabilities and Long-Term Liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	Six Months Ended September 30,
	2025	2024

Opening balance, beginning of the fiscal year	$13,949	$11,858
Closing balance, end of the period	$12,883	$9,884
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$9,375	$5,656

Deferred revenue attributed to FPP contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of September 30, 2025, approximately $4.0 million of revenue is expected to be recognized from the remaining contract liability for FPP contracts. The Company expects to recognize revenue on approximately $3.6 million of these unfulfilled performance obligations over the next 12 months and the balance of $0.4 million will be recognized thereafter.

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

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into Operating Subsidiary Common Units (“Common Units”) at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.5% of the Common Units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.5% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into Common Units as of September 30, 2025.

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

For the three and six months ended September 30, 2025, the Company’s Common Stock is publicly trading and the Preferred Units are not currently redeemable. The Company will measure the maximum redemption value at the end of each accounting period, which is based on the Company’s Common Stock value at period end. The closing value of CGEH stock was $2.75 and $0.75 as of September 30, 2025, and March 31, 2025, respectively.

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value, if that value exceeds the initial fair value, to equal the maximum redemption value to retained earnings. The initial fair value measurement was $13.9 million. Subsequent remeasurement of the Preferred Units to the maximum redemption value for this reporting period has exceeded the initial fair value. As of September 30, 2025, the Preferred Units have been adjusted to their maximum redemption value of $32.0 million.

12. Net Income (Loss) Per Common Share

The Company has common and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the common stock; therefore, earnings per share is presented on a combined basis. Basic income (loss) available to stock holders is computed using the weighted-average number of common shares and non-voting common shares outstanding for the period. Diluted income (loss) per share is computed without consideration of potentially dilutive common stock equivalents such as stock options, restricted stock units and warrants if the Company produced a loss, as the effect would have been anti-dilutive. In addition, the change in the carrying value of the Preferred Units is excluded from the calculation of diluted earnings per share. For the three and six months ended September 30, 2025 and 2024, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss available to stock holders.

The Company did not have any outstanding stock options or warrants as of September 30, 2025. As of September 30, 2025, the Company adjusted the carrying value of the Preferred Units as discussed in Note 11— Temporary Equity above.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Consolidated net income (loss)	$834	$(423)	$136	$(4,360)
Less: Accretion of dividends of Preferred Units	(18,183)	—	(18,183)	—
Net loss available to holders of common stock and non-voting common stock	$(17,349)	$(423)	$(18,047)	$(4,360)
Denominator:
Weighted average shares outstanding of common stock and non-voting common stock	19,412	19,049	19,390	19,049
Net Income (loss) per share of common stock and non-voting common stock—basic and dilutive	$(0.89)	$(0.02)	$(0.93)	$(0.23)

13. Stock Compensation

The following table summarizes, by Condensed Consolidated Statements of Operations line item, stock-based compensation expense (in thousands). The Company recognized $9 thousand of additional paid in capital related to stock compensation for CDSSC employees and is not included in the Company’s Condensed Consolidated Statement of Operations.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$6	$1	$37	$1
Research and development	4	—	34	—
Selling, general and administrative	101	51	389	108
Stock-based compensation expense	$111	$52	$460	$109

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes restricted stock unit activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units	Shares	Value per Share
Non-vested restricted stock units outstanding at April 1, 2025	726,823	$0.96
Granted	819,994	$1.16
Vested and issued	(454,217)	$0.78
Cancelled or forfeited	—	$—
Non-vested restricted stock units outstanding at September 30, 2025	1,092,600	$1.19

The following table summarizes performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2025	53,533	$0.93
Granted	84,141	0.73
Vested and issued	—	—
Forfeited/cancelled	—	—
Non-vested restricted stock units outstanding at September 30 ,2025	137,674	$0.81

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

15. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board. The Company has been matching 50 cents on the dollar up to 6% of the employees’ contributions since February 2019.  Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employees’ contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.1 million for the three months ended September 30, 2025 and 2024.  The Company recorded expense of approximately $0.2 million for the six months ended September 30, 2024.

16. Balance Sheet Information

Prepaid Expenses and Other Assets

As of September 30, 2025, the Company had $2.1 million of royalty-related assets remaining recorded within the “Prepaid expenses and other current assets” line item on the accompanying Condensed Consolidated Balance Sheets. The assets are being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of products. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected microturbine system units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of microturbine system unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of September 30, 2025, or March 31, 2025.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	September 30,	March 31,
	2025	2025
Other royalty-related current assets	$150	$124
Other royalty-related noncurrent assets	1,974	2,102
Total royalty-related assets	$2,124	$2,226
Prepaid insurance current asset	307	148
Prepaid insurance noncurrent asset	364	431
Total prepaid insurance	$671	$579
Deposits current asset	169	169
Deposits noncurrent asset	399	172
Total deposits	$568	$341
Prepaid vendor inventory	1,871	2,126
Prepaid taxes	802	698
Other Assets	306	388
Total Prepaid expenses, other current assets and other assets	$6,342	$6,358

17. Commitments and Contingencies

Purchase Commitments

As of September 30, 2025, the Company had firm commitments to purchase inventories of approximately $39.1 million through Fiscal 2027. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventories.

Lease Commitments

See Note 9— Leases.

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

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On December 7, 2023, Operating Subsidiary entered into a Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary (the “Reorganized PrivateCo Services Agreement”). The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide the Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees). The Company reported $0.6 million and $1.0 million of DSS service fees in Other income, net, during the three and six months ended September 30, 2025, respectively, and $0.7 million and $1.3 million for the three and six months ended September 30, 2024, respectively.

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

Service Agreement with CFGI

On January 12, 2024, the Company entered into a services agreement with CFGI, pursuant to which CFGI provides third party accounting consultancy services to the Company. A related person who is the son of John Juric, our Chief Financial Officer, is a staff employee at CFGI. We have been advised that, under the CFGI compensation policy, Mr. Juric’s son was paid a commission related to the fees paid by the Company during the first year of the engagement. The Company incurred service fee expense of $0.3 million for the three months ended September 30, 2025 and 2024 and $0.7 million and $0.6 million for the six months ended September 30, 2025 and 2024, respectively. There is no potential for bonus earnings in Fiscal 2026.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result in and yield costs to the Company if significant amounts of inventory are held at distributors. As of September 30, 2025, no significant inventories of this nature were held at distributors.

Legal Matters

Cal Microturbine Arbitration

On March 13, 2024, Cal Microturbine, a current distributor of the Company, filed a complaint before the American Arbitration Association, seeking approximately $24.5 million in damages and alleging that the Company breached the Distributor Agreement between the parties and committed fraud by allowing another company, to sell, rent and service turbines in Cal Microturbine’s exclusive territory. On August 18, 2024, Cal Microturbine amended its complaint and reduced its damages claim to $18.8 million. On September 9, 2024, the Company filed a counterclaim against Cal Microturbine for $20.0 million, alleging various violations of the Distributor Agreement. On September 27, 2024, Cal Microturbine provided the second amendment to its complaint and increased its damages to $25.0 million. In February 2025, Cal Microturbine filed an action in California state court seeking a temporary restraining order (“TRO”) to preclude the Company from terminating the Distributor Agreement. Thereafter Cal Microturbine agreed to withdraw the arbitration and dismiss the California state court case with prejudice and without an award of any damages.  Cal Microturbine filed a request to dismiss the California state case on August 19, 2025.  The arbitration was closed on August 28, 2025.

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

Mark Estrada and Ricardo Montalvo, vs. Capstone Green Energy LLC and Erick Kim

In August 2024, two filings were made by lawyers on behalf of current and former non-exempt Capstone employees against Capstone and one supervisory employee. Both filings allege various pay violations. The first action, filed with the Superior Court of the State of California, requested that the Court certify the employees as a Class. Capstone has arbitration agreements in place with those current and former employees, agreements which include a class action waiver. Accordingly, Capstone moved that the Court compel arbitration, which Plaintiffs opposed. At a hearing in January 2025, the Court determined that the arbitration agreements were enforceable. Then in April 2025, the Court determined that the employees were not entitled to exemption from the enforcement of the arbitration agreements under the Federal Arbitration Act. The Court ordered the plaintiffs to arbitration. To date, the plaintiffs have not filed their claims in arbitration. The action is stayed until the plaintiffs file and complete arbitration.

Plaintiffs filed a separate action asserting the same claims under the Private Attorney General Act with the Superior Court of the State of California on September 22, 2025. The Company has been served with a copy of the complaint on October 13, 2025. The Company will seek to have this action stayed as well in accordance with the Court’s April 2025 ruling compelling the Class action to arbitration. The Company has not recorded a liability as of September 30, 2025, as a loss is neither probable nor estimable.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a Capstone distributor in Russia, filed a lawsuit in the Superior Court of California, County of Los Angeles to recover a $0.7 million parts deposit, along with interest and legal fees. Among other things, DV Energy alleges breach of contract associated with a product order that Capstone was unable to deliver due to the imposition of U.S. sanctions following Russia’s invasion of Ukraine. The Company disputes DV Energy’s claim. DV Energy is also an unsecured creditor in the Chapter 11 proceedings of the Company’s predecessors but opted to file the complaint in the state court as well. The Bankruptcy Court placed pre-conditions on closure of the Chapter 11 proceedings. In April 2025, the Company filed motions with the Bankruptcy Court to deposit funds with the Registry of the Court pending the outcome of the state court litigation and to close the Chapter 11 proceedings. At a hearing on June 5, 2025, the Bankruptcy Court granted the Company’s motion to deposit funds with the Registry of the Court in the amount of $0.7 million as a security pending the outcome of the state court litigation. The Company has deposited the funds with the Bankruptcy Court, and the Court has issued its Final Decree and Order Closing Debtors’ Chapter 11 proceedings and Terminating Services of Kroll Restructuring Administration LLC as Claims and Noticing Agent which amount other things, closed the Chapter 11 proceedings for the Debtors with immediate effect. There is no remaining deposit liability as of September 30, 2025.

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

The following table presents the Company’s information about reported segment revenue, segment gross profit, segment profit or loss and significant segment expenses that are regularly provided to the Company’s CODM as a single reporting segment and a reconciliation of the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue, net:	$28,385	$22,722	$56,256	$38,364
Less:
Cost of revenue	19,423	15,712	39,730	27,568
Gross profit	8,962	7,010	16,526	10,796
Less:
Research and development	809	592	1,624	1,139
Selling, general & administrative expenses	5,361	4,322	11,177	8,492
Non-recurring professional expenses (1)	1,433	2,078	2,538	4,691
Other (income) expense items (2)	525	441	1,051	834
Consolidated net income (loss)	$834	$(423)	$136	$(4,360)
(1)	Non-recurring professional expenses include restructuring, financing, shareholder litigation, non-recurring legal, restatement, merger and acquisition activity, and SEC investigation.
(2)	Other segment items included in segment (income) expense include other income (expense), interest expense, interest income and income tax expense.

19. Business Combination

On August 13, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the equity interests of Cal Microturbine for total consideration of approximately $14.9 million, which was comprised of $6.0 million cash paid at closing, $3.4 million in deferred consideration, and the settlement of preexisting relationships of $5.5 million. The acquisition expands the Company’s direct distribution and service capabilities in key markets and is expected to enhance operational efficiencies and customer reach. The transaction closed on August 13, 2025 (“Closing Date”) and was funded using available cash on hand.

The table below summarizes the total consideration transferred at the Closing Date (in thousands):

As of the Closing Date
Cash paid at close	$5,951
Deferred consideration (1)	3,427
Settlement of preexisting relationships (2)	5,538
Total consideration	$14,916

(1)	The deferred consideration reflects cash payments of $4.0 million which will be distributed over 24 monthly installments starting in January 2026. These payments were discounted to their present value using an 11.45% discount rate.
(2)	The settlement of preexisting balances related to accounts receivable and deferred revenue.

At the time of acquisition, Capstone and Cal Microturbine were engaged in ongoing litigation and arbitration related to their distributor agreement. As a result of the Purchase Agreement, these disputes were resolved, and mutual releases were executed. Neither company had recorded any contingent assets nor liabilities related to these matters as of the Closing Date. Refer to Note 17— Commitments and Contingencies Cal Microturbine Arbitration for further details.

The Company incurred acquisition and integration-related costs of $0.9 million during the three months ended September 30, 2025, which were recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations.

The Company accounted for this acquisition using the acquisition method of accounting for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”), which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill.

Determining the fair values of the assets and liabilities of Cal Microturbine requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Cal Microturbine’s customer relationships. Cal Microturbine’s customer relationship assets were valued using the multi-period excess earnings method, with significant assumptions including projected revenue, attrition rate, operating expense, selling and general administrative expenses, and discount rate. Because the valuation relies on these company-specific forecasts and assumptions rather than observable market data, the fair value measurement for customer relationships is categorized as a Level 3 measurement in the ASC 820 fair value hierarchy.

As of the date of this filing, the Company performed the preliminary analysis to assign fair value to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change. The Company expects to finalize the fair value measurements as soon as practicable, but no later than 12 months from the Closing Date. No goodwill has been recognized as its management estimate as of the date of this filing is that the fair value of the net assets and liabilities acquired approximates the purchase price. However, upon finalizing its purchase price allocation, goodwill may result.

The following table summarizes the amounts of assets acquired and liabilities assumed at the acquisition date, valued at their estimated acquisition date fair value (in thousands):

Acquisition Date Fair Value
Assets acquired
Cash	$7,361
Accounts receivable	6,689
Inventories	760
Lease receivable, current	366
Prepaid expenses and other current assets	19
Property, plant, equipment and rental assets	52
Finance lease right-of-use assets	36
Operating lease right-of-use assets	12
Intangible assets (1)	3,884
Goodwill	—
Total assets acquired	19,179
Liabilities assumed
Accounts payable	432
Accrued expenses	479
Accrued salaries and wages	655
Deferred revenue, current	2,649
Finance lease liability, current	17
Operating lease liability, current	7
Finance lease liability, non-current	19
Operating lease liability, non-current	5
Total liabilities assumed	4,263
Net assets acquired	$14,916

(1) The intangible asset relates to customer relationships and was determined to have a weighted average amortization period of 6 years.

The post-closing operating results of Cal Microturbine have been included in our consolidated financial statements. For the period from the Closing Date through September 30, 2025, the Company’s Consolidated Statements of Operations includes Cal Microturbine revenue of $708 thousand and earnings of $221 thousand.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma consolidated results of operations present the estimated unaudited pro forma combined results of Capstone and Cal Microturbine for the three months ended September 30, 2025 and 2024, and the six months ended September 30, 2025 and 2024, as if the acquisition had occurred on April 1, 2024 and was prepared in accordance with ASC 805.

The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of Capstone and Cal Microturbine. The supplemental pro forma financial information does not necessarily represent what the combined companies’ revenue or results of operations would have been had the Cal Microturbine acquisition been completed on April 1, 2024, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining Capstone and Cal Microturbine.

Cal Microturbine’s fiscal year end is December 31, which differs from Capstone’s year-end. To ensure comparability, the pro forma financial information was prepared using comparable reporting periods. Cal Microturbine’s financial data was derived from internally generated, unaudited reports. Certain estimates were applied to allocate revenues and expenses appropriately across the periods presented in the pro forma results.

The unaudited supplemental pro forma financial information reflects pro forma adjustments related to transaction expenses incurred by Capstone and Cal Microturbine, elimination of revenue and expenses between the Capstone and Cal Micro, amortization expense due to step-up in fair value of the acquired assets, interest expense, and income tax adjustments (in thousands). The pro forma earnings below for the 2025 period were adjusted to exclude costs associated with the acquisition that were recognized in SG&A and pro forma earnings for the 2024 period was adjusted to include these charges.

	Three months ended September 30, 2025	Three months ended September 30, 2024	Six months ended September 30, 2025	Six months ended September 30, 2024
Revenues, net	$30,123	$23,736	$62,167	$39,509
Net income (loss)	2,722	(530)	4,715	(6,136)

20. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2025, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events, other than what has been described above, which required recognition, adjustment to or disclosure in the financial statements.

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

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of September 30, 2025, and March 31, 2025, and for the three and six months ended September 30, 2025 and 2024.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Form 10-Q as a result of various factors, including, among others:

●	the significant risks related to our substantial indebtedness and our long-term liquidity requirements following our emergence from Chapter 11 and reorganization;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements;
●	our ability to continue as a going concern and the upcoming maturity of the Exit New Money Notes (as defined in Note 8 – Debt) on December 7, 2025;
●	our ability to remediate the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for Fiscal 2025;
●	the limited public trading market for our common stock on the OTC market;
●	our ability to retain key personnel;
●	the restrictions imposed by the covenants contained in the Note Purchase Agreement (as defined in Note 8— Debt) and the Operating Subsidiary LLC Agreement (as defined in Note 17— Commitments and Contingencies) and our ability to comply with the financial covenants contained in the Note Purchase Agreement;
●	the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies;
●	uncertainties associated with investments into efforts to capture market share in the emerging data center artificial intelligence (“AI”) market for microturbines;
●	our ability to realize the anticipated benefits of the recently completed Cal Microturbine acquisition;
●	the impact of pending or threatened litigation;
●	the development of the market for and customer uses of our microturbines, including our Energy-as-a-Service solutions;
●	our ability to develop new products and enhance existing products;
●	our ability to produce products on a timely basis in a high-quality manner;
●	the availability of sources for and costs of component parts;
●	our ability to obtain direct material products on a timely and cost-effective basis;
●	competition in the markets in which we operate;
●	operational interruption by fire, earthquake and other events beyond our control;
●	federal, state and local regulations of our markets and products;
●	the financial performance of the oil and natural gas industry and other general business, industry and economic conditions applicable to us;

●	the geopolitical environment, including the ongoing conflict in Ukraine;
●	corruption risks in the markets where our products are sold;
●	security and cybersecurity risks related to our electronic processing of sensitive and confidential business and product data;
●	our ability to adequately develop and protect our intellectual property rights; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for Fiscal 2025.

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

We are a market leader in microturbine energy systems based on the number of microturbines sold annually and total installed base. Generally, power purchased from the electric utility grid is less costly than power produced by distributed generation technologies in simple cycle mode. Utilities may also charge fees to interconnect with their power grids. However, when considering and including the waste heat from our microturbine (CHP and CCHP) the economic benefit improves significantly. Further, our highly efficient, low emission, resilient technology can produce thermal energy at a lower carbon footprint. These benefits can be enhanced when fuel costs are low, where the costs of connecting to the grid may be high or impractical (such as remote power applications or new grid services need to be provided), where reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous because of highly variable electricity prices. Our microturbines are an inverter-based technology and can be interconnected to other distributed energy resources to form “microgrids” (also called “distribution networks”) located within a specific geographic area and provide power to a group of buildings. Because our microturbines can provide a reliable source of power and can operate on multiple fuel sources, management believes they help solve the “Energy Trilemma” of resiliency, sustainability and affordability. Management also believes our products and services offer a level of flexibility not currently offered by other technologies such as reciprocating engines. We are currently exploring energy conversion options for the smaller end of the power spectrum.

During the three months ended September 30, 2025, we had a net income of $0.8 million, accretion of dividends of Preferred Units of $18.2 million, basic and diluted net loss per share of $0.89, compared to net loss of $0.4 million, no change in Preferred Units and basic and diluted net loss per share of $0.02 during the three months ended September 30, 2024. The $1.3 million change in net income was primarily due to improved gross profit of $2.0 million, driven by the impacts of price increases and lower unit costs, offset by $0.6 million higher total operating expenses, a $0.1 million decrease in other income and a $0.1 million increase in interest expense as compared to the three months ended September 30, 2024.

In the energy markets, we continue to expand our presence in the energy efficiency, natural resources, renewable energy, critical power, and microgrid power type of applications in the first half of Fiscal 2026. The microgrid market is for electrification demand. The renewable energy market is fueled by landfill gas, biodiesel and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market is driven by our microturbines’ reliability, emissions profile and ease of installation. Given the continued volatility of the oil and gas market, our business strategy is to continue diversification within the microgrid energy efficiency and renewable energy markets.

As part of our diversification strategy, we have begun to utilize our microgrid solutions into a reference design package for AI and Data Center infrastructure. On October 21, 2025, we released a press release announcing that the Company has developed a new 800-volt direct-current (“VDC”) microturbine to support NVIDIA’s new AI Infrastructure requirements.  With the Company’s compute partner, Microgrid for AI (“MG4AI), the Company can now provide power and cooling plus compute as an engineered equipment package as “on-site power to chip” for the next generation of AI factories. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for further discussion of the risks associated with AI-related investments.

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

Backlog Net product orders were approximately $6.2 million and $9.2 million for the three months ended September 30, 2025 and 2024, respectively. Ending backlog was approximately $14.8 million at September 30, 2025, compared to $10.6 million at September 30, 2024. The book-to-bill ratio was 0.4:1 and 0.8:1 for the three months ended September 30, 2025 and 2024, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period.

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

We currently occupy warehouse and office space in Costa Mesa, California and office space and a production facility in Van Nuys, California with a production capacity of approximately 2,000 units per year, depending on product mix.

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

Results of Operations

Three Months Ended September 30, 2025 and 2024

The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended September 30,
	2025	2024
United States and Canada	$21.6	$15.9
Europe	3.9	1.5
Latin America	1.6	4.4
Asia and Australia	1.2	0.6
Middle East and Africa	0.1	0.3
Total Revenue	$28.4	$22.7

Revenue for the three months ended September 30, 2025 increased $5.7 million to $28.4 million from $22.7 million for the three months ended September 30, 2024. The increase was primarily driven by increases in revenue of $5.7 million in the United States and Canada, $2.4 million in Europe and $0.6 million in Asia and Australia, offset by a decrease in revenue of $2.8 million in Latin America and $0.2 million in Middle East and Africa. The increases in the United States and Canada, Latin America and Europe were due to increased microturbine product, parts and rental demand. The decrease in Europe, Asia and Australia were primarily due to decreases in microturbine deliveries for projects in those regions during the three months ended September 30, 2025.

The following table summarizes our revenue (revenue amounts in millions):

	Three Months Ended September 30,
	2025			2024
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$16.0	11.1	27	$10.9	6.8	29
Accessories	0.1			0.4
Total Product and Accessories	16.1			11.3

Parts and services	7.9			7.9
Rentals	4.4			3.5
Total Revenue	$28.4			$22.7

For the three months ended September 30, 2025, revenue from microturbine products and accessories increased $4.8 million, or 42%, to $16.1 million from $11.3 million for the three months ended September 30, 2024. The $4.8 million increase was driven primarily by an increase in product demand, with the 4.3 megawatts increase in shipments during the three months ended September 30, 2025, including increased demand for our C1000 turbines, compared to the three months ended September 30, 2024. Average revenue per megawatt shipped was approximately $1.4 million and $1.6 million during the three months ended September 30, 2025 and 2024, respectively. The decrease in revenue per megawatt is mainly due to product mix of microturbine configurations.

Parts and service revenue, which are part of our EaaS business line and includes revenue from our spare parts shipments, FPP contracts, and other service revenue of $7.9 million for the three months ended September 30, 2025, was comparable at $7.9 million for the three months ended September 30, 2024.

Rentals revenue for three months ended September 30, 2025 increased $0.9 million or 26%, to $4.4 million from $3.5 million for the three months ended September 30, 2024. This increase was driven by an increase in rental utilization and increased rental prices.

Sales to E-Finity Distributed Generation (“E-Finity”), Cal Microturbine, LLC (“Cal Microturbine”) and Lone Star Power Solutions, LLC (“Lone Star”), three of the Company’s domestic distributors, accounted for 36%, 13% and 10% of revenue for the three months ended September 30, 2025, respectively. On August 13, 2025, the Company completed its acquisition of Cal Microturbine.  E-Finity, Arctic Energy Inc. (“Arctic”) and Lone Star Power Solutions, LLC (“Lone Star”), three of the Company’s domestic distributors, and GET/CWS Limited, one of the Company’s international customers, accounted for 21%, 14%, 10% and 11% of revenue for the three months ended September 30, 2024, respectively.

Gross ProfitCost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $9.0 million, or 32% of revenue for the three months ended September 30, 2025, compared to a gross profit of $7.0 million, or 31% of revenue for the three months ended September 30, 2024. The increase was primarily the result of an increase in product sales volume and the full effect of an increase in pricing and decreases in production and service center labor and overhead expenses. Effective July 2024, we increased our sales prices and we are continually negotiating to reduce material costs with vendors.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended September 30,
	2025	2024
Gross Profit
Product and accessories	$2.0	$0.7
As a percentage of product and accessories revenue	12%	6%

Parts and services	$4.7	$5.2
As a percentage of parts and services revenue	60%	66%

Rentals	$2.3	$1.1
As a percentage of rentals revenue	52%	31%

Total gross profit	$9.0	$7.0
As a percentage of total revenue	32%	31%

The increase of $1.3 million in product and accessories gross profit was primarily due to higher product pricing, improved cost efficiencies, high volume and product mix.

Product and accessories gross margin as a percentage of product and accessories revenue improved to 12% during the three months ended September 30, 2025, from 6% during the three months ended September 30, 2024, primarily due to higher product volume and revenue for the three months ended September 30, 2025. Parts and services gross margin as a percentage of parts and service revenue decreased to 60% during the three months ended September 30, 2025, compared to 66% during the three months ended September 30, 2024, primarily as a result of additional cost for service during the three months ended September 30, 2025. Rentals gross margin as a percentage of rental revenue increased to 52% for the three months ended September 30, 2025, compared to 31% for the three months ended September 30, 2024, primarily due to increased rental pricing and utilization.

Research and Development (“R&D”) Expenses R&D expenses were $0.8 million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively, and was 3% of revenue for the three months ended September 30, 2025, and 2024. During the three months ended September 30, 2025, there were additional R&D programs for new product development and product enhancements.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses were $6.8 million and $6.4 million during the three months ended September 30, 2025 and 2024, respectively, and was 24% and 28% of revenue for the three months ended September 30, 2025, and 2024, respectively. Compared to prior year, we have lower restructuring, restatement and SEC investigation expense, partially offset by higher Cal Microturbine acquisition expense. Additionally, we accrued Executive AIP bonuses during the three months ended September 30, 2025, compared to zero accrual during the three months ended September 30, 2024.

Other Income Other income was $0.5 million and $0.6 million during the three months ended September 30, 2025 and 2024 and is primarily due to service fees earned related to the DSS.

Interest Income. Interest income was $0.1 million and less than $0.1 million during the three months ended September 30, 2025 and 2024, respectively.

Interest Expense Interest expense was $1.1 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively.

Six Months Ended September 30, 2025 and 2024

The following table summarizes our revenue by geographic markets (in millions):

	Six Months Ended September 30,
	2025	2024
United States and Canada	$44.7	$24.9
Europe	5.9	5.0
Latin America	3.3	5.2
Asia and Australia	2.2	2.8
Middle East and Africa	0.2	0.5
Total Revenue	$56.3	$38.4

Revenue for the six months ended September 30, 2025 increased $17.9 million to $56.3 million from $38.4 million for the six months ended September 30, 2024. The increase was primarily driven by increases in revenue of $19.8 million in the United States and Canada and $0.9 million in Europe, offset by a decrease in revenue of $1.9 million in Latin America, $0.6 million in Asia and Australia and $0.3 million in Middle East and Africa. The increases in the United States and Europe were due to increased microturbine product, parts and rental demand. The decrease in Latin America, Asia and Australia and the Middle East and Africa were primarily due to decreases in microturbine deliveries for projects in those regions during the six months ended September 30, 2025.

The following table summarizes our revenue (revenue amounts in millions):

	Six Months Ended September 30,
	2025			2024
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$31.4	19.6	59	$16.1	10.8	48
Accessories	0.4			0.5
Total Product and Accessories	31.8			16.6

Parts and Services	15.9			15.8
Rentals	8.6			6.0
Total Revenue	$56.3			$38.4

For the six months ended September 30, 2025, revenue from microturbine products and accessories increased $15.2 million, or 92%, to $31.8 million from $16.6 million for the six months ended September 30, 2024. The $15.2 million increase was driven primarily by an 8.8 megawatts increase in shipments during the six months ended September 30, 2025, including increased demand for our C1000 turbines, compared to the six months ended September 30, 2024. Average revenue per megawatt shipped was approximately $1.6 million and $1.5 million during the six months ended September 30, 2025 and 2024, respectively, and is mainly due to price increase and product mix.

Parts and service revenue, which are part of our EaaS business line and includes revenue from our spare parts shipments, FPP contracts, and other service revenue was $15.9 million for the six months ended September 30, 2025, compared to $15.8 million for the six months ended September 30, 2024.

Rentals revenue for six months ended September 30, 2025 increased $2.6 million or 43%, to $8.6 million from $6.0 million for the six months ended September 30, 2024. This increase was driven by increased rental utilization and increased rental prices.

Sales to Cal Microturbine, E-Finity and Lone Star, three of the Company’s domestic distributors, accounted for 30%, 22%, and 10% of revenue for the six months ended September 30, 2025, respectively. E-Finity and Lone Star, two of the Company’s domestic distributors accounted for 17% and 13% of revenue for the six months ended September 30, 2024, respectively.

Gross ProfitCost of goods sold includes direct material costs, production and service center labor and overhead, inventory charges and provision for estimated product warranty expenses. Gross profit was $16.5 million, or 29% of revenue for the six months ended September 30, 2025, compared to a gross profit of $10.8 million, or 28% of revenue for the six months ended September 30, 2024. The increase was primarily the result of an increase in product sales volume and the full effect of an increase in pricing, partially offset by increases in production and service center labor and overhead expenses. Effective July 2024, we increased our sales prices and we are continually negotiating to reduce material costs with vendors.

The following table summarizes our gross profit (in millions except percentages):

	Six Months Ended September 30,
	2025	2024
Gross Profit
Product and accessories	$3.2	$0.1
As a percentage of product and accessories revenue	10%	1%

Parts, services and rentals	$8.8	$9.6
As a percentage of parts, services and rentals revenue	56%	61%

Rentals	$4.5	$1.1
As a percentage of rentals revenue	52%	19%

Total gross profit	$16.5	$10.8
As a percentage of total revenue	29%	28%

The increase of $3.1 million in product and accessories gross profit was primarily due to higher product pricing, improved cost efficiencies, high volume and product mix.

Product and accessories gross margin as a percentage of product and accessories revenue increased to 10% during the six months ended September 30, 2025, from 1% during the six months ended September 30, 2024, primarily due to higher product volume and revenue for the six months ended September 30, 2025. Parts and services gross margin as a percentage of parts and service revenue decreased to 56% during the six months ended September 30, 2025, compared to 61% during the six months ended September 30, 2024, primarily as a result additional cost for service during the six months ended September 30, 2025. Rentals gross margin as a percentage of rental revenue increased to 52% for the six months ended September 30, 2025, compared to 19% for the six months ended September 30, 2024, primarily due to increased rental pricing and utilization.

Research and Development (“R&D”) Expenses R&D expenses were $1.6 million and $1.1 million during the six months ended September 30, 2025 and 2024, respectively, and remained at 3% of revenue for the six months ended September 30, 2025 and 2024. During the six months ended September 30, 2025, there were additional R&D programs for new product development and product enhancements.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses were $13.7 million and $13.2 million during the six months ended September 30, 2025 and 2024, respectively, and was 24% and 34% of revenue for the six months ended September 30, 2025 and 2024, respectively. Compared to prior year, we have lower restructuring, restatement and SEC investigation expense, partially offset by higher Cal Microturbine acquisition expense. Additionally, we accrued Executive AIP bonuses during the six months ended September 30, 2025, compared to zero accrual during the six months ended September 30, 2024.

Other Income Other income was $1.0 million and $1.2 million during the six months ended September 30, 2025 and 2024 and is mainly due to service fee earned related to the DSS.

Interest Expense Interest expense was $2.1 million and $2.0 million for the six months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balance decreased $1.0 million during the six months ended September 30, 2025, compared to an increase in cash of $0.6 million during the six months ended September 30, 2024. The decrease in cash during the six months ended September 30, 2025 was primarily due to net cash used in operating activities.

Operating Activities During the six months ended September 30, 2025, net cash used by operating activities was $1.0 million, consisting of a net income for the period of $0.1 million, changes in operating assets and liabilities of $7.0 million offset by non-cash adjustments, primarily representing depreciation and amortization, non-cash lease expense, stock based compensation, paid-in-kind interest expense, provision for credit losses and inventory write-down totaling $5.9 million.

For the six months ended September 30, 2024, net cash provided by operating activities was $0.9 million, consisting of net loss of $4.4 million, offset by changes in operating assets and liabilities of $1.5 million and non-cash adjustments, primarily representing depreciation and amortization, non-cash lease expense and paid-in-kind interest expense, totaling $6.7 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended September 30,
	2025	2024
Net loss	$0.1	$(4.4)
Non-cash operating activities(1)	5.9	6.7
Changes in operating assets and liabilities:
Accounts receivable	(9.3)	(2.9)
Inventories	—	2.8
Lease receivable	0.3	—
Accounts payable	5.4	3.7
Accrued expenses	(0.3)	(0.8)
Operating lease liability, net	(1.6)	(2.0)
Prepaid expenses, other current assets and other assets	—	1.5
Factory protection plan liability	0.8	(1.7)
Other changes in operating assets and liabilities	(2.3)	(2.0)
Net cash provided by (used in) operating activities	$(1.0)	$0.9
(1)	Represents changes in depreciation and amortization, non-cash lease expenses, PIK interest, stock-based compensation expense, and inventory, warranty and credit loss provisions.

The $6.4 million increase in use of cash in accounts receivable resulted from the timing of sales in the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The $2.8 million decrease in cash provided by inventory is due to higher shipment at quarter-end. The $1.7 million increase in cash provided by accounts payable resulted from the timing of payment of trade accounts. The $0.5 million increase in cash provided by accrued expenses was primarily due to an increase in the AIP bonus accrual compared to no bonus accrual in the six months ended September 30, 2024. The $0.4 million decrease in use of cash by operating lease liability was primarily due to a decrease in lease liability. The $1.5 million decrease in cash provided from prepaid and other assets is primarily the result of usage of prepaid inventory. The $2.5 million increase in cash provided by FFP liability was primary driven by an increase in value of new claims outpacing the fulfillment of claims. The $0.3 million increase in cash used in other operating assets and liabilities, was primarily driven by an increase in cash used in deferred revenue of $0.2 million primarily driven by increased shipments in the six months ended September 30, 2025 compared to the six months ended September 30, 2024, lowering related customer deposits.

Investing Activities Net cash provided in investing activities was $1.0 million during the six months ended September 30, 2025 and was primarily due to cash acquired in acquisitions net of cash paid. Net cash used in investing activities was $0.2 million during the six months ended September 30, 2024, and was primarily due to investments in operating and rental fleet assets.

Financing Activities Net cash used in financing activities of $1.0 million and $0.1 million during the six months ended September 30, 2025 and 2024, respectively, was primarily used for repayment of finance lease obligations. Additionally, during the six months ended September 30, 2025, treasury stock was accumulated as a result of the tax withholdings of employee stock vesting.

Debt Refer to Note 8— Debt in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our notes.

Lease Commitments Refer to Note 9— Leases in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our leases.

Going Concern In connection with the preparation of the Condensed Consolidated Financial Statements for the six months ended September 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of September 30, 2025, the Company had cash of $7.7 million, which includes restricted cash of $0.7 million, and a working capital deficit of $14.2 million. The Company had net income of $0.8 million and $0.1 million during the three and six months ended September 30, 2025, respectively.

A robust plan to improve the Company’s future financial performance has been developed. The plan includes multiple process improvement workstreams directed to drive operational and financial performance. The process improvement initiatives are supported with external resources as needed for a specific level of expertise. The plan includes cost reduction in products, services and operating expenses, margin expansion through price increases, and sales volume initiatives focused on improving the Company’s liquidity. Achieving the targeted product cost reductions has risk, and is being challenged by the current geopolitical environment, including the impact of tariffs.   There is no guarantee that such steps will be successful, or to result in our ability to meet our payment obligations coming due within the twelve month period after the date of this report.

The Company and its advisors are considering various alternatives to address the upcoming maturity of the Exit New Money Notes, which may include issuances of equity or the incurrence of additional indebtedness; however there can be no assurance that the Company will be successful in refinancing the Exit New Money Notes.

Given the Company’s current cash position, lack of liquidity, short term debt repayments, limits to accessing capital and debt funding options and current economic and market risks, there exists substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended September 30, 2025.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure the information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Form 10-Q for the three and six months ended September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2025, due to the material weaknesses in our internal control over financial reporting described below, our financial reporting controls and procedures were not effective.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our consolidated financial position and consolidated results from operations and cash flows for the quarter ended September 30, 2025, and our financial condition as of each such date and have been prepared in conformity with GAAP.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 17 – Commitments and Contingencies — Legal Matters, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved. The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. In addition, the Company and certain of its former and current directors and officers are party to several material legal proceedings. The outcome of litigation is inherently uncertain. If one or more legal matters were to be resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

In connection with the preparation of these Condensed Consolidated Financial Statements for the three and six months ended September 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of September 30, 2025, the Company had cash of $7.7 million and a working capital deficit of $14.2 million. The Company had net income of $0.8 million and $0.1 million during the three and six months ended September 30, 2025, respectively.

The Exit New Money Notes (as defined in Note 8 – Debt) will mature on December 7, 2025 (see Note 8 – Debt in the Notes to Condensed Consolidated Financial Statements for further discussion). The Company does not expect to have sufficient internally generated cash, nor does the Company expect that it could obtain sufficient financing through underwritten public offerings, at-the market offerings or other similar methods, to satisfy the obligations of the Exit New Money Notes. If the Company is unable to repay the obligations of the Exit New Money Notes on the maturity date, it will be in default under the Exit Note Purchase Agreement (as defined in Note 8 – Debt), which may result in, among other things, default interest or an acceleration of all obligations. It is not certain whether the Company will have, or will be able to obtain, sufficient funds to make any such accelerated payments. If any outstanding indebtedness under the Exit Note Purchase Agreement is accelerated, the Company’s assets may not be sufficient to repay such indebtedness.

The Company and its advisors are considering various alternatives to address the upcoming maturity of the Exit New Money Notes, which may include issuances of equity or the incurrence of additional indebtedness; however there can be no assurance that the Company will be successful in refinancing the Exit New Money Notes.

Given the Company’s current cash position, lack of liquidity, short term debt maturity, limits to accessing capital and debt funding options, and current economic and market risks, there exists substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended September 30, 2025. The substantial doubt about the Company's ability to continue as a going concern may affect the price of the Company's common stock and the grade of its credit rating, may negatively impact relationships with third parties with whom the Company does business, including customers, vendors and lenders, may impact the Company's ability to raise additional capital or implement its business plan.

The Exit Note Purchase Agreement, as amended, defines an event of default as, among other things, payment default, bankruptcy events, cross defaults, breaches of covenants and representations and warranties, changes of control,  and judgment defaults. An event of default, if not waived, could have a material adverse effect on the Company. In the event the Company fails to meet its obligations to repay the Exit New Money Notes, the collateral agent under the Exit Note Purchase Agreement, may enforce any and all liens and security interests on the collateral the Company has used to secure the Notes and the Company may forfeit its right to such collateral.

There are uncertainties and risks related to the profitability, safety and regulatory environment of AI that could adversely affect our business and operations.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, investments, strategic acquisitions, mergers, partnership, joint ventures and alliances related to AI-infrastructure and data centers that involve significant risks and uncertainties. The Company has only recently begun to pursue initiatives in AI related technologies and has not made any sales to AI infrastructure clients. Some of the Company’s competitors, including competitors that have significantly greater resources, have already successfully generated revenues from AI business lines. AI technologies and their uses are currently evolving rapidly. If the Company fails to successfully integrate its products in AI infrastructure or develop new products in response to changes in technology or industry standards, or the Company fails to bring product enhancements or new product developments to market quickly enough, the Company’s products could rapidly become less competitive or obsolete for use in the development of AI infrastructure. Thus, the future profitability of any AI-related investments is highly uncertain and such investments may adversely affect our business and operations.

The regulatory landscape surrounding AI is also evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. If we continue to invest in utilizing our products for the development of AI data centers and other AI infrastructure, then any such developments may significantly impact our business and operations in ways that are difficult to predict. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. The amount of energy used for AI has also received significant attention, and it is expected that energy efficiency and sustainability will be critical factors regulating AI data centers.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Green Energy Holdings, Inc. (a)
3.2	Amended and Restated Bylaws of Capstone Green Energy Holdings, Inc. (a)
4.1

Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of October 2, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (b)

4.2

First Amendment to Super-Priority Senior Secured Debtor-In-Possession Note Purchase Agreement, dated as of November 15, 2023, among Capstone Green Energy Corporation, as a Chapter 11 Debtor and Debtor-in-Possession, the other debtors party thereto from time to time, each as a Chapter 11 Debtor and Debtor-in-Possession and as a Guarantor, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (c)

4.3

Exit Note Purchase Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC, Capstone Green Energy Holdings, Inc., Capstone Financial Services, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (a)

4.4

First Amendment to Note Purchase Agreement, dated as of June 28, 2024, by and among Capstone Green Energy Holdings, Inc., Capstone Green Energy LLC, Capstone Turbine Financial Services, LLC, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto. (d)

10.1

Equity Purchase Agreement, dated August 13, 2025, by and among Capstone Green Energy LLC, a Delaware limited liability company, Cal Micro Holdco, Inc., a California corporation, and the Indirect Sellers party thereto. (e)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

**Furnished herewith

(a)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(b)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

(e)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2025 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

	By:	/s/ JOHN MILLER
John Miller
Interim Chief Financial Officer
(Interim Principal Financial Officer)
Date: November 13, 2025