Form 10-Q
period 2025-12-31
Capstone Green Energy Holdings, Inc.
filed 2026-02-12
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

818-734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	CGEH	*

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of February 12, 2026, the registrant had 22,976,840 shares of voting common stock, par value $0.001 per share, and 508,475 shares of non-voting common stock, par value $0.001 per share, outstanding.

* The registrant’s shares of common stock trade over-the-counter on OTCQX operated on the OTC Markets under the symbol “CGEH.”

CAPSTONE GREEN ENERGY HOLDINGS, INC.

		Page Number
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2025 and 2024	4

	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit for the Three and Nine Months Ended December 31, 2025 and 2024	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2025 and 2024	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	December 31,	March 31,
	2025	2025
Assets
Current Assets:
Cash	$14,437	$8,671
Restricted cash (Note 18)	716	—
Accounts receivable, net of allowances of $1,363 at December 31, 2025 and $607 at March 31, 2025	11,423	7,037
Inventories	18,282	16,615
Lease receivable, current	125	113
Prepaid expenses and other current assets	5,213	3,653
Total current assets	50,196	36,089
Property, plant, equipment and rental assets, net	17,859	19,362
Intangible assets, net	3,636	—
Finance lease right-of-use assets	4,969	3,787
Operating lease right-of-use assets	4,386	8,282
Non-current portion of inventories	2,922	3,464
Lease receivable, non-current	1,085	1,175
Other assets	2,624	2,705
Total assets	$87,677	$74,864
Liabilities, Temporary Equity and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$17,715	$14,092
Accrued expenses	3,237	1,447
Accrued salaries and wages	2,209	2,838
Accrued warranty reserve	1,139	1,070
Deferred revenue, current	13,775	13,351
Deferred acquisition costs, current	1,678	—
Finance lease liability, current	1,661	2,017
Operating lease liability, current	1,408	3,539
Factory protection plan liability	4,931	6,256
Exit notes, net of discount, current	25,304	7,968
Total current liabilities	73,057	52,578
Deferred revenue, non-current	729	598
Deferred acquisition costs, non-current	1,881	—
Finance lease liability, non-current	1,279	248
Operating lease liability, non-current	3,144	4,988
Exit notes, net of discount, non-current	—	24,213
Total liabilities	80,090	82,625
Commitments and contingencies (Note 18)
Temporary equity:
Redeemable noncontrolling interests	70,866	13,859
Stockholders’ deficit:
Preferred stock, $.001 par value; 1,000,000 shares authorized, and none issued	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 22,926,208 shares issued and outstanding at December 31, 2025 and 18,643,587 shares issued and outstanding at March 31, 2025	23	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 508,475 shares issued and outstanding at December 31, 2025 and March 31, 2025	1	1
Additional paid-in capital	912,592	955,407
Accumulated deficit	(975,679)	(977,000)
Treasury stock, at cost; 215,338 shares at December 31, 2025 and 57,202 shares at March 31, 2025	(216)	(46)
Total stockholders’ deficit	(63,279)	(21,620)
Total liabilities, temporary equity and stockholders' deficit	$87,677	$74,864

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue, net:
Product and accessories	$13,573	$8,272	$45,405	$24,965
Parts and services	9,327	7,405	25,126	23,166
Rentals	3,862	4,471	12,487	10,382
Total revenue, net	26,762	20,148	83,018	58,513
Cost of goods sold:
Product and accessories	12,714	9,073	41,394	25,622
Parts and services	1,155	3,929	8,115	10,127
Rentals	2,465	2,152	6,555	6,974
Total cost of goods sold	16,334	15,154	56,064	42,723
Gross profit	10,428	4,994	26,954	15,790
Operating expenses:
Research and development	971	744	2,594	1,882
Selling, general and administrative	7,409	6,313	21,125	19,496
Total operating expenses	8,380	7,057	23,719	21,378
Income (loss) from operations	2,048	(2,063)	3,235	(5,588)
Other income, net	208	364	1,185	1,577
Interest income	70	4	177	6
Interest expense	(1,136)	(986)	(3,262)	(3,003)
Income (loss) before provision for income taxes	1,190	(2,681)	1,335	(7,008)
Provision for income taxes	5	23	14	56
Net income (loss)	$1,185	$(2,704)	$1,321	$(7,064)

Net Income (loss) per share of common stock and non-voting common stock—basic and dilutive (Note 13)	$(1.79)	$(0.14)	$(2.79)	$(0.37)
Weighted average shares used to calculate basic net loss per share of common stock and non-voting common stock	21,051	19,049	19,945	19,049

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)
(Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance, March 31, 2025	10,449,863	$13,859	18,643,587	$18	508,475	$1	$955,407	$(977,000)	57,202	(46)	$(21,620)
Purchase of treasury stock	—	—	(119,292)	—	—	—	—	—	119,292	(88)	(88)
Vested restricted stock units	—	—	355,153	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	358	—	—	—	358
Net loss	—	—	—	—	—	—	—	(698)	—	—	(698)
Balance, June 30, 2025	10,449,863	13,859	18,879,448	19	508,475	1	955,765	(977,698)	176,494	$(134)	(22,047)
Purchase of treasury stock	—	—	(32,304)	—	—	—	—	—	32,304	(75)	(75)
Vested restricted stock awards (1)	—	—	99,064	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	111	—	—	—	111
Change in value of temporary equity	—	18,183	—	—	—	—	(18,183)	—	—	—	(18,183)
Net income	—	—	—	—	—	—	—	834	—	—	834
Balance, September 30, 2025	10,449,863	32,042	18,946,208	19	508,475	1	937,693	(976,864)	208,798	$(209)	(39,360)
Purchase of treasury stock	—	—	—	—	—	—	—	—	6,540	(7)	(7)
Stock-based compensation	—	—	—	—	—	—	131	—	—	—	131
Issuance of new common stock	—	—	3,980,000	4	—	—	7,213	—	—	—	7,217
Issuance of prefunded warrants	—	—	—	—	—	—	6,379	—	—	—	6,379
Change in value of temporary equity	—	38,824	—	—	—	—	(38,824)	—	—	—	(38,824)
Net Income	—	—	—	—	—	—	—	1,185	—	—	1,185
Balance, December 31, 2025	10,449,863	70,866	22,926,208	23	508,475	1	912,592	(975,679)	215,338	(216)	(63,279)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance, March 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,145	$(969,810)	—	—	$(14,646)
Stock-based compensation	—	—	—	—	—	—	57	—	—	—	57
Net loss	—	—	—	—	—	—	—	(3,937)			(3,937)
Balance, June 30, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,202	(973,747)	—	—	(18,526)
Stock-based compensation	—	—	—	—	—	—	52	—	—	—	52
Net loss	—	—	—	—	—	—	—	(423)	—	—	(423)
Balance, September 30, 2024	10,449,863	13,859	18,540,789	18	508,475	1	955,254	(974,170)	—	—	(18,897)
Stock-based compensation	—	—	—	—	—	—	59	—	—	—	59
Net loss	—	—	—	—	—	—	—	(2,704)	—	—	(2,704)
Balance, December 31, 2024	10,449,863	$13,859	18,540,789	$18	508,475	$1	$955,313	$(976,874)	—	$—	$(21,542)

(1)	The common stock par value in total does not change the total common stock par value presented in thousands.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,321	$(7,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,152	3,023
Amortization of financing costs and discounts	89	71
Paid-in-kind interest expense	1,365	2,714
Interest related to deferred acquisition costs	132	—
Non-cash lease expense	2,188	2,957
Provision for credit loss expense	399	621
Inventory write-down	581	639
Provision (benefit) for warranty expenses	145	(203)
Stock-based compensation	590	168
Changes in operating assets and liabilities:
Accounts receivable	(6,659)	(6,066)
Inventories	(946)	4,279
Lease receivable	443	—
Prepaid expenses, other current assets and other assets	(1,528)	1,887
Accounts payable	4,878	(552)
Accrued expenses	1,243	(54)
Operating lease liability, net	(2,266)	(2,988)
Accrued salaries and wages and long-term liabilities	(1,239)	(166)
Accrued warranty reserve	(76)	(154)
Deferred revenue	(513)	4,083
Factory protection plan liability	(1,324)	(961)
Net cash provided by operating activities	1,975	2,234
Cash Flows from Investing Activities:
Total business combination consideration, net of cash acquired	1,410	—
Expenditures for property, plant, equipment and rental assets	(773)	(841)
Net cash provided by (used) in investing activities	637	(841)
Cash Flows from Financing Activities:
Acquisition of treasury stock	(210)	—
Proceeds from the PIPE, net (Note 12)	13,592	—
Repayment of Exit Note (Note 8)	(8,331)	—
Repayment of finance lease obligations	(1,181)	(164)
Net cash provided by (used in) financing activities	3,870	(164)
Net increase in Cash	6,482	1,229
Cash, Beginning of Period	8,671	2,085
Cash and restricted cash, End of Period	$15,153	$3,314
Cash paid during the period for:
Interest	$1,838	$97
Income taxes	$119	$100
Supplemental Disclosures of Non-Cash Information:
Right-of-use assets obtained in exchange for operating lease obligations	$1,419	$—
Right-of-use assets obtained in exchange for finance lease obligations	$1,720	$—
Rental assets transferred to inventory	$—	$3,067
Acquisition of treasury stock with accrued liabilities	$46	$—
Settlement of lease liabilities through accounts receivable	$979	$572
Operating lease modified to finance lease	$614	$—
Accounts payable negotiated in lease modification	$1,289	$—

See accompanying notes to condensed consolidated financial statements.

CAPSTONE GREEN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Organization

Capstone Green Energy Holdings, Inc. (the “Company”), the public successor to Capstone Green Energy Corporation, together with its consolidated operating subsidiary Capstone Green Energy LLC (the “Operating Subsidiary”) is a provider of customized microgrid solutions, on-site resilient Energy-as-a-Service (“EaaS”) solutions and distributed on-site energy technology systems. The Company provides behind-the-meter microturbine energy solutions for industrial and commercial customers, including applications for data centers, station power, and port operations, focused addressing the “Energy Trilemma” of resiliency, sustainability, and affordability.

The Company’s offerings include stationary distributed power generation and energy distribution solutions, including cogeneration systems such as combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as solutions for renewable energy, natural resources, and critical power supply applications. The Company’s inverter-based technologies enable operation in parallel with the electric grid or in island mode within localized microgrids.

The Company’s energy conversion products business line is driven by its industry-leading, highly efficient, low-emission and resilient microturbine energy systems, which offer configurations and customer-tailored solutions. Through its EaaS business line, the Company provides build, own, operate and maintain (“BOOM”) and energy rental solutions utilizing its microturbine energy systems.

The Company offers long-term maintenance agreements (LTMAs) that reduce operating risk and provide predictable maintenance costs over the life of the equipment, with flexible access to Original Equipment Manufacturer (“OEM”) parts.

As a result of past delays in filing the Company’s periodic reports with the Securities Exchange Commission (the “SEC”) and the requirements relating to Market Value of Listed Securities (“MVLS”), the Company was unable to comply with the Nasdaq listing standards, and as a result, the Company’s common stock was suspended from trading on the Nasdaq Capital Market effective October 5, 2023 and formally delisted effective October 23, 2023. Following completion of the financial statement restatements for Fiscal 2022 and 2023 and completion of the filings for Fiscal 2024, the Company became current with all periodic filings with the SEC. Effective January 2, 2025, the Company’s common stock began trading on the over-the-counter market (“OTC”). On September 26, 2025, the Company’s common stock was approved for quotation on the OTCQX Best Market, under the symbol “CGEH.”

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

Significant Accounting Policies Except as described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2025 filed with the SEC, that have had a material impact on the Company's Condensed Consolidated Financial Statements. See Note 20 – Business Combinations in the Notes to Condensed Consolidated Financial Statements for information on our acquisition of Cal Microturbine.

Going Concern In connection with the preparation of these Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of December 31, 2025, the Company had cash of $15.2 million, which includes restricted cash of $0.7 million, and a working capital deficit of $22.9 million. The Company had net income of $1.2 million and $1.3 million during the three and nine months ended December 31, 2025, respectively.

The Exit Roll Up Notes will mature on December 7, 2026 (see Note 8 – Debt in the Notes to Condensed Consolidated Financial Statements for further discussion). The Company may not have sufficient internally generated cash and is evaluating options to obtain sufficient financing to satisfy the obligations of the Exit Roll Up Notes. If the Company is unable to repay the obligations of the Exit Roll Up Notes on the maturity date, it will be in default under the Exit Note Purchase Agreement (as defined in Note 8 – Debt), which may result in, among other things, default interest or an acceleration of all obligations. It is not certain whether the Company will have, or will be able to obtain, sufficient funds to make any such accelerated payments. If any outstanding indebtedness under the Exit Note Purchase Agreement is accelerated, the Company’s assets may not be sufficient to repay such indebtedness. The Company and its advisors are considering various alternatives to address the upcoming maturity of the Exit Roll Up Notes, which may include issuances of equity or the incurrence of additional indebtedness; however, there can be no assurance that the Company will be successful in refinancing the Exit Roll Up Notes.

Given the Company’s current cash position, short term debt repayments, limits to accessing capital and debt funding options, and current economic and market risks, there exists substantial doubt regarding the Company’s ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended December 31, 2025. See the discussion under “Management’s Discussion and Analysis – Liquidity and Capital Resources” for additional information. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

The Company has developed a plan to improve future financial performance. The plan includes multiple process improvement workstreams intended to drive operational and financial performance. The process improvement initiatives are supported with external resources as needed for a specific level of expertise. The plan includes cost reduction in products, services and operating expenses, additional margin expansion through price increases, and sales volume initiatives focused on improving the Company’s liquidity. Achieving the targeted product cost reductions has risk, and is being challenged by the current geopolitical environment, including the impact of tariffs.  There is no guarantee that such steps will be successful or result in our ability to meet our payment obligations coming due within the twelve-month period after the date of this report.

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

Changes in the current expected credit losses (“CECL”) allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2025	$607
Provision for credit loss	763
Write-offs	(7)
Balance, December 31, 2025	$1,363

Sales to DTC Soluciones (“DTC”), one of the Company’s distributors, accounted for 27% of revenue for the three months ended December 31, 2025. Sales to E-Finity Distributed Generation (“E-Finity”), Lone Star Power Solutions, LLC (“Lone Star”) and Cal Microturbine, LLC (“Cal Microturbine”), three of the Company’s distributors, accounted for 15%, 14% and 11% of revenue for the three months ended December 31, 2024, respectively.  Sales to Cal Microturbine, E-Finity, DTC and Lone Star, four of the Company’s distributors, accounted for 20%, 17%, 12% and 10% of revenue for the nine months ended December 31, 2025, respectively. On August 13, 2025, the Company completed its acquisition of Cal Microturbine. Refer to Note 20— Business Combination for further details. E-Finity and Lone Star, two of the Company’s distributors, accounted for 16% and 13% of revenue for the nine months ended December 31, 2024, respectively.

Additionally, Supernova Energy Services SAS and RSP Systems, two of the Company’s distributors, accounted for 16% and 11% of accounts receivable as of December 31, 2025, respectively. Lone Star and Optimal Group Australia accounted for 18% and 10% of accounts receivable as of March 31, 2025, respectively. The Company recorded a credit loss expense of zero and $0.2 million during the three months ended December 31, 2025 and 2024, respectively. The Company recorded a credit loss expense of $0.4 million and $0.6 million during the nine months ended December 31, 2025 and 2024, respectively.

5. Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	December 31,	March 31,
	2025	2025
Raw materials	$21,044	$19,914
Finished goods	160	165
Total	21,204	20,079
Less: non-current portion	(2,922)	(3,464)
Total inventory, net non-current portion	$18,282	$16,615

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months. The non-current inventories are primarily comprised of parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of December 31, 2025 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$874
25 to 36 months	2,048
Total	$2,922

6. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	December 31,	March 31,
	2025	2025
Machinery, equipment, automobiles and furniture	$15,241	$14,467
Leasehold improvements	8,955	8,919
Molds and tooling	3,510	3,510
Rental assets	27,963	27,963
Total property, plant, equipment and rental assets	55,669	54,859
Less: accumulated depreciation	(37,810)	(35,497)
Total property, plant, equipment and rental assets, net	$17,859	$19,362

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $1.0 million and $0.9 million for the three months ended December 31, 2025 and 2024, respectively. The depreciation expense was $2.9 million and $3.0 million for the nine months ended December 31, 2025 and 2024, respectively.

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

Changes in the accrued warranty reserve consisted of the following (in thousands):

	Nine Months Ended December 31,
	2025	2024
Balance, beginning of the fiscal year	$1,070	$1,437
Standard warranty provision	145	(203)
Deductions for warranty claims	(76)	(154)
Balance, end of the period	$1,139	$1,080

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

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility. The proceeds from the fully drawn $7.0 million of Exit New Money Notes were used to fund restructuring expenses and for working capital and general corporate purposes. The Exit Notes bear interest at a rate equal to the Adjusted Term SOFR (as defined in the Exit Note Purchase Agreement) plus 7.00% per annum. A portion of the interest on the Exit Notes was paid-in-kind until the third year following December 7, 2023.

The Exit Roll Up Notes mature on December 7, 2026, and the Exit New Money Notes matured on December 7, 2025.

The scheduled maturities of the Company’s debt are as follows as of December 31, 2025:

Year Ending March 31,
2026 (remainder of fiscal year)	$—
2027	25,384
2028	—
2029	—
2030	—
Thereafter	—
Total principal payments and debt maturities	25,384
Less unamortized issuance costs	(80)
Net principal payments and debt maturities	$25,304

The Exit Notes issued pursuant to the Exit Note Purchase Agreement are secured by a lien on substantially all of the property and assets of the Operating Subsidiary and each Guarantor, subject to customary exceptions and exclusions. The Exit Note Purchase Agreement also includes conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other customary provisions, including financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA.

If defaults occur, the Purchaser and the Collateral Agent can exercise their rights and remedies under the Exit Note Purchase Agreement (and other security-related documents), including a right to accelerate the maturity of the Company’s repayment obligations under the Exit Roll Up Notes. The Company has the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Exit Roll Up Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. The Company believes it is probable the consolidated liquidity and consolidated adjusted EBITDA financial covenants discussed below will be satisfied for all measurement dates in the upcoming 12 months.

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

As of December 31, 2025, the Company has an outstanding Exit Roll Up Notes balance of $25.3 million, comprised of $21.1 million of principal and $4.3 million of total PIK interest, less debt issuance costs of $0.1 million. Debt issuance costs in relation to the Exit New Money Notes and the Exit Roll Up Notes are being amortized over the term at an effective interest rate of 11.31% as of December 31, 2025. In December 2025, the Company repaid the Exit New Money Notes in full, including $7.0 million in principal and $1.3 million of associated interest. As of December 31, 2025, the Company was in compliance with all financial covenants. The Company incurred total cash interest expense on the debt during the three months and nine months ended December 31, 2025 of approximately $0.5 million and $1.0 million, respectively. The Company did not incur any cash interest expense on the debt during the three and nine months ended December 31, 2024.

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

At December 31, 2025, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2026 (remainder of fiscal year)	$1,131	$2,016
2027	2,410	5,432
2028	444	1,297
2029	—	6
2030	—	—
Thereafter	—	—
Total minimum rental revenue	$3,985	$8,751

At December 31, 2025, the Company’s future scheduled minimum payments to be received from its sales-type lease was as follows (in thousands):

Year Ending March 31,
2026 (remainder of fiscal year)	$66
2027	264
2028	264
2029	264
2030	264
Thereafter	528
Total minimum lease payments	$1,650
Less: imputed interest	(525)
Plus: unguaranteed residual value	85
Present value of lease receivable	$1,210

The Company recognized less than $0.1 million of interest income related to lease receivables during the three and nine months ended December 31, 2025. There was no interest income related to lease receivables during the three and nine months ended December 31, 2024.

	December 31,	March 31,
	2025	2025
Gross receivables	$1,125	$1,209
Unguaranteed residual value	85	79
Total, net	$1,210	$1,288
Reported as:
Current	125	113
Long-Term	1,085	1,175
Total, net	$1,210	$1,288

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

During the nine months ended December 31, 2025, the Company did not enter into new rental agreements to rent used microturbine equipment from customers where that equipment was not currently in use. The Company may enter into lease modifications from time to time, and the Company modified four of their current lease agreements during the nine months ended December 31, 2025. The existing rental agreements provide the Company an option to extend the lease, however, the Company is not likely to exercise these options and therefore they are not included in the determination of the lease term. As of December 31, 2025, lease commitments totaled approximately 19.0 megawatts of microturbines and had an average term of 33 months and a total remaining commitment value of approximately $6.8 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Finance lease costs (1)	$387	$177	$811	$552
Operating lease costs	835	1,324	1,670	4,011
Variable lease expense	63	—	146	—
Total lease costs	$1,285	$1,501	$2,627	$4,563
(1)Interest expense is included in finance lease costs.

Supplemental balance sheet information related to the leases was as follows (dollars in thousands):

	December 31,	March 31,
	2025	2025
Finance lease right-of-use assets	$4,969	$3,787
Operating lease right-of-use assets	4,386	8,282
Total right-of-use assets	$9,355	$12,069

Finance lease liability, current	$1,661	$2,017
Operating lease liability, current	1,408	3,539
Finance lease liability, non-current	1,279	248
Operating lease liability, non-current	3,144	4,988
Total lease liabilities	$7,492	$10,792
Finance leases:
Weighted average remaining lease life	1.05 years	0.42 years
Weighted average discount rate	12.50%	12.81%
Operating leases:
Weighted average remaining lease life	5.37 years	4.41 years
Weighted average discount rate	11.04%	12.33%

Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$2,267	$736
Operating cash flows from finance leases	$224	$98
Operating cash flows from operating leases	$2,772	$4,041
Change in Right-of-use assets through modification of lease obligations
Finance leases	$1,720	$—
Operating leases	$(1,419)	$—

At December 31, 2025, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2026 (remainder of fiscal year)	$513	$926
2027	1,720	1,229
2028	868	1,111
2029	197	854
2030	—	256
Thereafter	—	1,626
Total lease payments	$3,298	$6,002
Less: imputed interest	(358)	(1,450)
Present value of lease liabilities	$2,940	$4,552

10. Revenue Recognition

The Company derives its revenues primarily from the sale of microturbine products, accessories, parts, equipment rentals and services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Accessories and Parts The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for accessories and parts, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The revenue associated with accessories and parts is recognized at a point in time when the material is shipped to the customer.

Warranty Services Revenue from extended warranties is recognized when or as the obligations are satisfied. There are two types of warranties: standard (assurance) and extended warranties. Standard warranties do not represent separate performance obligations but are reflected as a liability associated with the purchase of the product. Extended warranties are separate offerings typically for 12-, 24- or 36-month periods beyond the standard warranty that are separate performance obligations recognized as an over-time performance obligation based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a system has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

Factory Protection Plan (“FPP”), Long Term Maintenance Agreements and Service Cost Reimbursement In addition to the provision of standard warranties, the Company is replacing the FPP with Long Term Maintenance Agreements (“LTMA”), Similar to the FPP, the LTMA are intended to minimize product downtime and control maintenance costs to ensure the microturbine system will operate when needed and perform as intended at the lowest cost of ownership. Revenue related to the Company’s performance obligation to provide replacement parts as needed is recognized over the term of the LTMA contract, intervals aligned to the monthly service period for that customer. LTMA contracts typically range from four years to twelve years and may be cancelled at any time. The related costs for LTMA contracts become the Company’s obligation and are accrued at the time a customer submits a claim, and the claim’s compliance with the terms of the plan are confirmed. The accrual reflects the Company’s best estimate of the probable liability under the replacement part obligation based on actual experience. The LTMA contract offers flexible options for customers, as it can either begin while the system is still covered under the standard warranty or commence once the standard warranty period has expired. The LTMA includes an annual escalator, covers critical components only such as the engine, fuel and electronic components, and excludes freight cost. LTMA contracts do not include labor reimbursement.

Comprehensive FPP and LTMA service contracts require payment at the beginning of the contract period. Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. These payments are a contract liability and are classified as deferred revenue in the Condensed Consolidated Balance Sheets. The performance obligation is fulfilled as the control passes to the customer through the passage of time and recognition of deferred revenue from the FPP or LTMA contracts is recognized in the Condensed Consolidated Statement of Operations. The deferred revenue relating to the annual maintenance service contracts is recognized in the Condensed Consolidated Statement of Operations on a straight-line basis over the expected term of the contract.

The remaining FPP contracts may include labor reimbursement on the labor performed on a microturbine system. Due to the nature of the arrangement, labor reimbursements are accounted for under Accounting Standard Codification (“ASC”) 460 and are recognized as contra revenue as consideration paid to a customer under ASC 606. An Authorized Service Provider (“ASP”) must perform the labor. ASPs submit claims for labor reimbursements and are credited for the cost of labor if the repairs meet the Company’s prescribed standards. The Company is unable to develop a reasonable estimate of the maximum potential payout under these arrangements because the FPP contracts do not contain a limit on the number of labor reimbursements that may be submitted. However, given historical practice, the Company has priced the FPP to cover all costs incurred related to the labor reimbursement and is not exposed to significant losses over the FPP premium.

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

Contracts with Multiple Performance Obligations

The Company enters into contracts with its customers that often include promises to transfer multiple products, parts, accessories and services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.

Products, parts and accessories are distinct as such services are often sold separately. In determining whether FPP and LTMA service contracts are distinct, the Company considers the following factors for each services agreement: availability of the services from other vendors, the nature of the services, the timing of when the services contract was signed in comparison to the product delivery date and the contractual dependence of the product on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the service contracts included in contracts with multiple performance obligations are distinct.

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Microturbine Products	$12,512	$7,873	$43,872	$24,021
Accessories	1,061	399	1,533	944
Total Product and Accessories	13,573	8,272	45,405	24,965

Parts and Services	9,327	7,405	25,126	23,166
Total ASC 606 Revenue	$22,900	$15,677	$70,531	$48,131

Rentals	3,862	4,471	12,487	10,382
Total ASC 842 Revenue	3,862	4,471	12,487	10,382
Total Revenue	$26,762	$20,148	$83,018	$58,513

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
United States	$12,337	$12,447	$56,863	$37,233
Mexico	7,287	800	9,861	2,418
All other North America	222	18	347	155
Total North America	19,846	13,265	67,071	39,806
Europe	2,764	3,271	8,644	8,222
Asia	1,093	1,027	2,423	1,923
Australia	299	367	1,194	2,284
All other	2,760	2,218	3,686	6,278
Total Revenue	$26,762	$20,148	$83,018	$58,513

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

Changes in deferred revenue consisted of the following (in thousands):

	Nine Months Ended December 31,
	2025	2024

Opening balance, beginning of the fiscal year	$13,949	$11,858
Closing balance, end of the period	$14,504	$15,941
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$11,633	$4,447

Deferred revenue attributed to FPP and LTMA contracts represents the unearned portion of the Company’s contracts. FPP contracts are generally paid quarterly in advance, with revenue recognized on a straight-line basis over the contract period. As of December 31, 2025, approximately $4.9 million of revenue is expected to be recognized from the remaining contract liability for FPP contracts. The Company expects to recognize revenue on approximately $4.2 million of these unfulfilled performance obligations over the next 12 months and the balance of $0.7 million will be recognized thereafter.

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

The Preferred Units also provide the holder with the option to convert all or less than all of the Preferred Units into Operating Subsidiary Common Units (“Common Units”) at any time and from time to time without the payment of additional consideration. If the holder elects to convert the Preferred Units, the specified number of Preferred Units to be converted will be divided by the total number of Preferred Units then outstanding times 37.5% of the Common Units deemed outstanding. To the extent some, but not all of the Preferred Units are converted, the 37.5% percentage will be proportionately reduced, and the same adjustment will apply for purposes of calculating other as-converted entitlements of the Preferred Units. None of the Preferred Units had been converted into Common Units as of December 31, 2025.

Additionally, the Preferred Units provide the holder with a put option to sell the shares to the Operating Subsidiary and the liquidation preference provides the holder with the option to exchange the Preferred Units for cash.

Management’s initial valuation of the Preferred Units was made under ASC Topic 480, Distinguishing Liabilities from Equity, and is specifically determined by the ‘redemption value’.  This initial value was established using a fair value methodology, to establish the initial redemption value per the terms of the Capstone Green Energy LLC Agreement. The initial fair value of $1.33 per Preferred Unit was determined through the use of an option-pricing method (“OPM”) that treats the common and preferred units as call options on the enterprise value of the Company with exercise prices based on the liquidation preference of the preferred units. The OPM incorporated multiple thresholds that represent future change of control sale prices where the payout structure would differ based on the rights and preferences of each share class. The OPM used was the Black-Scholes Metron (“BSM”) model to price the call option. The enterprise value utilized by the Company in the OPM represents the value agreed upon by the parties involved in our restructuring as approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

Subsequent measurement under ASC Topic 480, Distinguishing Liabilities from Equity, for the redemption value follows the definition of redemption value as per the Capstone Green Energy LLC Agreement, which has been defined as the greater of 1) the share price of CGEH shares (if CGEH is publicly traded), with appropriate adjustments for customary and appropriate factors, or 2) the Aggregate Purchase Price plus declared but unpaid dividends, the ‘maximum redemption value’.  The subsequent measurement based on the redemption value method should not result in an amount that is less than the initial recorded value of $13.9 million.

For the three and nine months ended December 31, 2025, the Company’s Common Stock is publicly trading and the Preferred Units are not currently redeemable. The Company will measure the maximum redemption value at the end of each accounting period, which is based on the Company’s Common Stock value at period end. The closing value of CGEH stock was $5.04 and $0.75 as of December 31, 2025, and March 31, 2025, respectively.

At each reporting period, the Company remeasures the redemption value of the Preferred Units and adjusts the carrying value, if that value exceeds the initial fair value, to equal the maximum redemption value to retained earnings and additional-paid-in-capital. The initial fair value measurement was $13.9 million. Subsequent remeasurement of the Preferred Units to the maximum redemption value for this reporting period has exceeded the initial fair value. As of December 31, 2025, the Preferred Units have been adjusted to their maximum redemption value of $70.9 million.

12. Private Investment in Public Equity (“PIPE”) Financing

Overview

On November 24, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company agreed to issue and sell (i) 3,980,000 shares of its common stock at a purchase price of $2.00 per share and (ii) 3,520,000 pre-funded warrants to purchase shares of common stock at a purchase price per pre-funded warrant equal to the common stock purchase price minus $0.001. The pre-funded warrants have an exercise price of $0.001 per share. The transaction closed on November 25, 2025, and generated gross proceeds of approximately $15.0 million before deducting placement agent fees and other offering costs. At December 31, 2025, all of the 3,520,000 pre-funded warrants remained outstanding.

The Company paid the placement agent a cash fee of 7.0% of the gross proceeds received from investors that were not directors or executive officers of the Company and reimbursed up to $100,000 of legal and out-of-pocket expenses, resulting in total offering costs of approximately $1.2 million, which were recorded as a reduction of additional paid-in capital in accordance with ASC Topic 505, Accounting for Distributions to Shareholders with Components of Stock and Cash. Net proceeds from the offering were approximately $13.8 million. The Company used approximately $8.3 million of the net proceeds to repay outstanding indebtedness maturing December 7, 2025, and intends to use the remaining proceeds for working capital and general corporate purposes.

Pre-Funded Warrants

Each pre-funded warrant is exercisable at any time after the issuance date and until exercised in full, subject to certain beneficial ownership limitations that restrict the holder from exercising the warrant if such exercise would result in the holder beneficially owning more than 4.99% (or, at the holder’s election, up to 9.99% after 61 days’ notice) of the Company’s outstanding common stock. The pre-funded warrants are exercisable into a fixed number of shares for a fixed exercise price and do not contain cash settlement features outside the Company’s control. Accordingly, the pre-funded warrants were classified in equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815 Derivatives and Hedging. The proceeds allocated to the pre-funded warrants were recorded in additional paid-in capital.

Registration Rights

In connection with the offering, the Company entered into a Registration Rights Agreement requiring it to file a resale registration statement covering the shares and the shares underlying the pre-funded warrants within 30 days after the signing date and to use commercially reasonable efforts to cause the registration statement to become effective within specified timeframes. The Registration Rights Agreement does not require cash penalties for failure to meet the filing or effectiveness deadlines; therefore, no liability was recorded in connection with these obligations. As of December 31, 2025, the registration statement has been filed.

13. Net Income (Loss) Per Common Share

The Company has common and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the common stock; therefore, earnings per share is presented on a combined basis. Basic income (loss) available to stock holders is computed using the weighted-average number of common shares and non-voting common shares outstanding for the period. Diluted income (loss) per share is computed without consideration of potentially dilutive common stock equivalents such as stock options, restricted stock units and warrants if the Company produced a loss, as the effect would have been anti-dilutive. In addition, the change in the carrying value of the Preferred Units is excluded from the calculation of diluted earnings per share. For the three and nine months ended December 31,

2025 and 2024, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss available to stockholders.

The Company did not have any outstanding stock options as of December 31, 2025. As of December 31 2025, the Company adjusted the carrying value of the Preferred Units as discussed in Note 11— Temporary Equity above.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Consolidated net income (loss)	$1,185	$(2,704)	$1,321	$(7,064)
Less: Accretion to redemption value of Preferred Units	(38,824)	—	(57,007)	—
Net loss available to holders of common stock and non-voting common stock	$(37,639)	$(2,704)	$(55,686)	$(7,064)
Denominator:
Weighted average shares outstanding of common stock and non-voting common stock	21,051	19,049	19,945	19,049
Net Income (loss) per share of common stock and non-voting common stock—basic and dilutive	$(1.79)	$(0.14)	$(2.79)	$(0.37)

14. Stock Compensation

The following table summarizes, by Condensed Consolidated Statements of Operations line item, stock-based compensation expense (in thousands). The Company recognized $10 thousand of additional paid in capital related to stock compensation for Capstone Distributor Support Services Corporation (“CDSSC”) employees and is not included in the Company’s Condensed Consolidated Statement of Operations.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of goods sold	$6	$1	$44	$2
Research and development	4	2	37	2
Selling, general and administrative	121	56	509	164
Stock-based compensation expense	$131	$59	$590	$168

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes restricted stock unit activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units	Shares	Value per Share
Non-vested restricted stock units outstanding at April 1, 2025	726,823	$0.96
Granted	950,845	$1.33
Vested and issued	(454,217)	$0.78
Cancelled or forfeited	(91,807)	$0.88
Non-vested restricted stock units outstanding at December 31, 2025	1,131,644	$1.35

The following table summarizes performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2025	53,533	$0.93
Granted	84,141	0.73
Vested and issued	—	—
Forfeited/cancelled	(30,000)	0.83
Non-vested restricted stock units outstanding at December 31 ,2025	107,674	$0.80

15. Fair Value Measurements

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

16. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan in which all employees are eligible to participate. Employees may contribute up to Internal Revenue Service annual limits or, if less, 90% of their eligible compensation. Employees are fully vested in their contributions to the plan. The plan also provides for both Company matching and discretionary contributions, which are determined by the Board. The Company has been matching 50 cents on the dollar up to 6% of the employees’ contributions since February 2019.  Prior to that date, the Company had been matching 50 cents on the dollar up to 4% of the employees’ contributions since October 2006. There were no Company contributions to the plan prior to October 2006. The Company’s match vests 25% a year over four years starting from the employee’s hire date. The Company recorded expense of approximately $0.1 million for the three months ended December 31, 2025 and 2024. The Company recorded expense of approximately $0.2 million for the nine months ended December 31, 2025 and 2024.

17. Balance Sheet Information

Prepaid Expenses and Other Assets

As of December 31, 2025, the Company had $2.1 million of royalty-related assets remaining recorded within the “Prepaid expenses and other current assets” line item on the accompanying Condensed Consolidated Balance Sheets. The assets are being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of products. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected microturbine system units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of microturbine system unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of December 31, 2025, or March 31, 2025.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	December 31,	March 31,
	2025	2025
Other royalty-related current assets	$150	$124
Other royalty-related noncurrent assets	1,916	2,102
Total royalty-related assets	$2,066	$2,226
Prepaid insurance current asset	424	148
Prepaid insurance noncurrent asset	331	431
Total prepaid insurance	$755	$579
Deposits current asset	187	169
Deposits noncurrent asset	376	172
Total deposits	$563	$341
Prepaid vendor inventory	3,028	2,126
Prepaid taxes	876	698
Other Assets	549	388
Total Prepaid expenses, other current assets and other assets	$7,837	$6,358

18. Commitments and Contingencies

Purchase Commitments

As of December 31, 2025, the Company had firm commitments to purchase inventories of approximately $41.3 million through Fiscal 2027. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventory.

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

Services Agreement between Reorganized PrivateCo and Operating Subsidiary

On December 7, 2023, Operating Subsidiary entered into a Services Agreement by and among Reorganized PrivateCo and Operating Subsidiary (the “Reorganized PrivateCo Services Agreement”). The Reorganized PrivateCo Services Agreement provides that, among other things, Operating Subsidiary will provide certain services to Reorganized PrivateCo, and Reorganized PrivateCo will provide the Operating Subsidiary’s distributors on a subcontracted basis and, where applicable, to Operating Subsidiary, certain ongoing services and transition services related to Reorganized PrivateCo’s distributor support services business. Reorganized PrivateCo will pay to Operating Subsidiary a service fee (the “Reorganized PrivateCo Services Fee”) of an amount in cash equal to 90% of Reorganized PrivateCo’s Income (as defined in the Reorganized PrivateCo Services Agreement) less itemized expenses incurred and actually paid in cash by Reorganized PrivateCo in direct support of Operating Subsidiary’s distributors and in Reorganized PrivateCo’s performance of the services (excluding the Reorganized PrivateCo Services Fees). The Company reported $0.2 million and $1.3 million of Distributor Support Services (“DSS”) service fees in Other income, net, during the three and nine months ended December 31, 2025, respectively, and $0.4 million and $1.7 million for the three and nine months ended December 31 2024, respectively.

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

Service Agreement with CFGI

On January 12, 2024, the Company entered into a services agreement with CFGI, pursuant to which CFGI provides third party accounting consultancy services to the Company. A related person who is the son of John Juric, our former Chief Financial Officer, is a staff employee at CFGI. We have been advised that, under the CFGI compensation policy, Mr. Juric’s son was paid a commission related to the fees paid by the Company during the first year of the engagement. The Company incurred service fee expense of $0.2 million and $0.3 million for the three months ended December 31, 2025 and 2024, respectively, and $0.9 million for the nine months ended December 31, 2025 and 2024. There is no potential for bonus earnings in Fiscal 2026 and the contract was concluded December 5, 2025.

Other Commitments

The Company has agreements with certain of its distributors requiring that, if the Company renders parts obsolete in inventories the distributors own and hold in support of their obligations to serve fielded microturbines, then the Company is required to replace the affected stock at no cost to the distributors. While the Company has never incurred costs or obligations for these types of replacements, it is possible that future changes in the Company’s product technology could result in and yield costs to the Company if significant amounts of inventory are held at distributors. As of December 31, 2025, no significant inventories of this nature were held at distributors.

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

The parties reached agreement on a settlement amount and on April 4, 2025, the parties filed an unopposed motion for the court to approve settlement and notice procedures. A preliminary hearing date was held on June 5, 2025, and the settlement was approved at a final settlement hearing held on November 24, 2025. The settlement became final on December 24, 2025 with no additional appeals filed. Expenses up to the $1.3 million insurance deductible amount have either been incurred or accrued.

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

Plaintiffs filed a separate action asserting the same claims under the Private Attorney General Act with the Superior Court of the State of California on September 22, 2025. The Company has been served with a copy of the complaint on October 13, 2025. The Company will seek to have this action stayed as well in accordance with the Court’s April 2025 ruling compelling the Class action to arbitration. On November 3, 2025, the Plaintiff filed an arbitration action and the arbitration is expected to take place late 2026. The Company has not recorded a liability as of December 31, 2025, as a loss is neither probable nor estimable.

DV Energy, LLC vs Capstone Green Energy Holdings, Inc, Capstone Turbine Corporation, Capstone Green Energy Corporation, and Capstone Green Energy, LLC.

On August 26, 2024, DV Energy, LLC (“DV Energy”), a Capstone distributor in Russia, filed a lawsuit in the Superior Court of California, County of Los Angeles to recover a $0.7 million parts deposit, along with interest and legal fees. Among other things, DV Energy alleges breach of contract associated with a product order that Capstone was unable to deliver due to the imposition of U.S. sanctions following Russia’s invasion of Ukraine. The Company disputes DV Energy’s claim. DV Energy is also an unsecured creditor in the Chapter 11 proceedings of the Company’s predecessors but opted to file the complaint in the state court as well. The Bankruptcy Court placed pre-conditions on closure of the Chapter 11 proceedings. In April 2025, the Company filed motions with the Bankruptcy Court to deposit funds with the Registry of the Court pending the outcome of the state court litigation and to close the Chapter 11 proceedings. At a hearing on June 5, 2025, the Bankruptcy Court granted the Company’s motion to deposit funds with the Registry of the Court in the amount of $0.7 million as a security pending the outcome of the state court litigation. The Company has deposited the funds with the Bankruptcy Court, and the Court has issued its Final Decree and Order Closing Debtors’ Chapter 11 proceedings and Terminating Services of Kroll Restructuring Administration LLC as Claims and Noticing Agent which amount other things, closed the Chapter 11 proceedings for the Debtors with immediate effect. There is no remaining deposit liability as of December 31, 2025.

19. Segment Information

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

The following table presents the Company’s information about reported segment revenue, segment gross profit, segment profit or loss and significant segment expenses that are regularly provided to the Company’s CODM as a single reporting segment and a reconciliation of the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue, net:	$26,762	$20,148	$83,018	$58,513
Less:
Cost of revenue	16,334	15,154	56,064	42,723
Gross profit	10,428	4,994	26,954	15,790
Less:
Research and development	971	744	2,594	1,882
Selling, general & administrative expenses	5,947	5,090	17,124	13,581
Non-recurring professional expenses (1)	1,462	1,223	4,001	5,915
Other (income) expense items (2)	863	641	1,914	1,476
Consolidated net income (loss)	$1,185	$(2,704)	$1,321	$(7,064)
(1)	Non-recurring professional expenses include restructuring, financing, shareholder litigation, non-recurring legal, restatement, merger and acquisition activity, and SEC investigation.
(2)	Other segment items included in segment (income) expense include other income (expense), interest expense, interest income and income tax expense.

20. Business Combination

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

At the time of acquisition, Capstone and Cal Microturbine were engaged in ongoing litigation and arbitration related to their distributor agreement. As a result of the Purchase Agreement, these disputes were resolved, and mutual releases were executed. Neither company had recorded any contingent assets nor liabilities related to these matters as of the Closing Date. Refer to Note 18— Commitments and Contingencies Cal Microturbine Arbitration for further details.

The Company incurred acquisition and integration-related costs of $0.4 million and $1.3 million during the three and nine months ended December 31, 2025, which were recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations.

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

As of the date of this filing, the Company performed the preliminary analysis to assign fair value to all tangible and intangible assets acquired and liabilities assumed. As such, the preliminary purchase price allocation will be subject to further refinement and may change. The Company expects to finalize the fair value measurements as soon as practicable, but no later than 12 months from the Closing Date. No goodwill has been recognized as its management estimate as of the date of this filing is that the fair value of the net assets and liabilities acquired approximate the purchase price. However, upon finalizing its purchase price allocation, goodwill may result.

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

(1) The intangible asset relates to customer relationships and was determined to have a weighted average amortization period of 6 years. Amortization from August 13, 2025 through December 31, 2025 is $0.2 million.

The post-closing operating results of Cal Microturbine have been included in our consolidated financial statements. For the period from the Closing Date through December 31, 2025, the Company’s Consolidated Statements of Operations include Cal Microturbine revenue of $2.5 million and $3.2 million for the three and nine months ended December 31, 2025, respectively, and earnings of $0.9 million and $1.1 million for the three and nine months ended December 31, 2025, respectively.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma consolidated results of operations present the estimated unaudited pro forma combined results of Capstone and Cal Microturbine for the three and nine months ended December 31 2025 and 2024, as if the acquisition had occurred on April 1, 2024 and was prepared in accordance with ASC 805.

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

Cal Microturbine’s fiscal year-end is December 31, which differs from Capstone’s year-end. To ensure comparability, the pro forma financial information was prepared using comparable reporting periods. Cal Microturbine’s financial data was derived from internally generated, unaudited reports. Certain estimates were applied to allocate revenues and expenses appropriately across the periods presented in the pro forma results.

The unaudited supplemental pro forma financial information reflects pro forma adjustments related to transaction expenses incurred by Capstone and Cal Microturbine, elimination of revenue and expenses between the Capstone and Cal Micro, amortization expense due to step-up in fair value of the acquired assets, interest expense, and income tax adjustments (in thousands). The pro forma earnings below for the 2025 period were adjusted to exclude costs associated with the acquisition that were recognized in SG&A and pro forma earnings for the 2024 period were adjusted to include these charges.

	Three months ended December 31, 2025	Three months ended December 31, 2024	Nine months ended December 31, 2025	Nine months ended December 31, 2024
Revenues, net	$26,762	$22,616	$88,929	$62,125
Net income (loss)	1,459	(2,566)	6,174	(8,990)

21. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2025, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events, other than what has been described above, which required recognition, adjustment to or disclosure in the financial statements.

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

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Green Energy Holdings, Inc. and its consolidated subsidiaries as of December 31, 2025, and March 31, 2025, and for the three and nine months ended December 31, 2025 and 2024.

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

Overview

Capstone Green Energy Holdings, Inc., the public successor to Capstone Green Energy Corporation together with its consolidated operating subsidiary, Capstone Green Energy LLC (the “Operating Subsidiary”), provides customized microgrid solutions, on-site resilient Energy-as-a-Service (“EaaS”) solutions, and distributed on-site energy technology systems. We deliver behind-the-meter microturbine energy solutions for industrial and commercial customers, including data centers, station power, and port applications, as well as other critical power uses, designed to address the “Energy Trilemma” of resiliency, sustainability, and affordability.

Our offerings include stationary distributed power generation systems and distribution networks, including cogeneration applications such as combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as solutions for renewable energy, natural resources, and critical power supply applications, including data centers, station power, and ports.

We remain a market leader in microturbine energy systems based on the number of microturbines sold annually and our total installed base. While power purchased from the electric utility grid is generally less costly than power produced by distributed generation technologies operating in simple-cycle mode, utilities may also impose interconnection costs and other fees. When waste heat recovery is incorporated through CHP or CCHP configurations, the overall economic benefits of microturbine systems improve significantly. In addition, our microturbines provide highly efficient, low-emission, and resilient power generation, producing thermal energy with a lower carbon footprint. These benefits may be enhanced when fuel costs are favorable, when grid interconnection is costly or impractical, such as in remote locations or where new grid services are required, where reliability and power quality are critical, including data center, station power, and port operations, or in situations where peak shaving may be economically advantageous due to highly variable electricity prices.

Our microturbines are inverter-based technologies that can be integrated with other distributed energy resources to form microgrids, also referred to as distribution networks, within a defined geographic area, providing power to one or more facilities. Because microturbines are capable of operating on multiple fuel sources and delivering reliable on-site power, we believe they support customer objectives related to resiliency, sustainability, and affordability across data center, station power, and port applications. We also believe our products and services provide greater operational flexibility compared to certain alternative technologies, such as reciprocating engines. We continue to evaluate energy conversion technologies at the lower end of the distributed power spectrum.

We serve customers across energy efficiency, natural resources, renewable energy, critical power, microgrid power, data centers, station power, and port applications. The microgrid market is driven by electrification demand and the need for resilient, on-site power solutions. The renewable energy market is fueled by landfill gas, biodiesel and biogas from sources such as food processing, agricultural waste and livestock manure. Product sales in the oil and gas and other natural resources markets are driven by our microturbines’ reliability, emissions profile and ease of installation. Data center, station power, and port customers require highly reliable, low-emission, and scalable power solutions to support continuous operations, grid constraints, and critical infrastructure requirements.

Given the continued volatility of the oil and gas market, our business strategy is to continue diversification across the microgrid energy efficiency, critical power, including data centers, station power, and ports, and renewable energy markets.

As part of our diversification strategy, we have begun to utilize our microgrid solutions in a reference design package for AI and Data Center infrastructure. On October 21, 2025, we released a press release announcing that we have developed a new 800-volt direct-current (“VDC”) microturbine to support NVIDIA’s new AI Infrastructure requirements.  We plan to provide power and cooling solutions as an engineered “behind-the-meter” equipment package for the next generation of AI factories. This initiative is in the early stages of commercialization, and there can be no assurance regarding market adoption, customer demand, or revenue generation. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for further discussion of the risks and uncertainties associated with this emerging market opportunity.

We continue to focus on product development informed by customer requirements, increasing brand awareness, and expanding distribution channels through a diversified network of strategic partners. We prioritize products and solutions designed to support repeatable revenue opportunities and larger transaction sizes, rather than discrete projects for niche markets. We also closely monitor operating expenses and seek to improve manufacturing efficiency, reduce direct material costs, and increase average selling prices. Key factors that we believe influence operating performance include average selling prices, direct material costs, order flow, cash utilization, and growth in the EaaS business.

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

During the three months ended December 31, 2025, we had a net income of $1.2 million, accretion to redemption value of Preferred Units of $38.82 million, basic and diluted net loss per share of $1.79, compared to net loss of $2.7 million, no change in Preferred Units and basic and diluted net loss per share of $0.14 during the three months ended December 31, 2024. The $3.9 million change in net income was primarily due to improved gross profit of $5.4 million, driven by the impacts of price increases and lower unit costs, offset by $1.3 million of higher total operating expenses, a $0.2 million decrease in other income and a $0.2 million increase in interest expense as compared to the three months ended December 31, 2024.

Backlog

Net product orders were approximately $9.3 million and $24.1 million for the three months ended December 31, 2025 and 2024, respectively. Ending backlog was approximately $11.6 million at December 31, 2025, compared to $26.8 million at December 31, 2024. The book-to-bill ratio was 0.7:1 and 3.1:1 for the three months ended December 31, 2025 and 2024, respectively. Book-to-bill ratio is the ratio of new orders we received to units shipped and billed during a period. The decrease in our book-to-bill ratio is due to a reductions in new orders, including the cancellation of pre-acquisition Cal Microturbine orders.

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

Results of Operations

Three Months Ended December 31, 2025 and 2024

Revenue The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended December 31,
	2025	2024
United States and Canada	$12.5	$12.4
Europe	2.8	3.3
Latin America	10.0	2.9
Asia and Australia	1.4	1.4
Middle East and Africa	0.1	0.1
Total Revenue	$26.8	$20.1

Revenue for the three months ended December 31, 2025 increased $6.7 million to $26.8 million from $20.1 million for the three months ended December 31, 2024. The increase was primarily driven by increases in revenue of $0.1 million in the United States and Canada and $7.1 million in Latin America, offset by a decrease in revenue of $0.5 million in Europe. The increases in the United States and Canada and Latin America were due to increased microturbine product and parts demand which includes product sales to our international distributor Supernova. The decrease in Europe is primarily due to decreases in microturbine deliveries for projects in those regions during the three months ended December 31, 2025.

The following table summarizes our revenue by category (only revenue amount in millions):

	Three Months Ended December 31,
	2025			2024
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$12.5	9.5	35	$7.9	6.5	28
Accessories	1.1			0.4
Total Product and Accessories	13.6			8.3

Parts and services	9.3			7.4
Rentals	3.9			4.4
Total Revenue	$26.8			$20.1

For the three months ended December 31, 2025, revenue from microturbine products and accessories increased $5.3 million, or 64%, to $13.6 million from $8.3 million for the three months ended December 31, 2024. The $5.3 million increase was driven primarily by an increase in product demand, with the 3.0 megawatts increase in shipments during the three months ended December 31, 2025, including increased demand for our C1000 turbines, compared to the three months ended December 31, 2024. Average revenue per megawatt shipped was approximately $1.3 million and $1.2 million during the three months ended December 31, 2025 and 2024, respectively. The decrease in revenue per megawatt is mainly due to product mix of microturbine configurations.

Parts and service revenue, which are part of our EaaS business line and includes revenue from our spare parts shipments, FPP contracts, and other service revenue of $9.3 million for the three months ended December 31, 2025, was improved from $7.4 million for the three months ended December 31, 2024.

Rentals revenue for three months ended December 31, 2025 decreased $0.5 million or (11)%, to $3.9 million from $4.4 million for the three months ended December 31, 2024. This decrease was driven by a decrease in rental utilization.

Sales to DTC Soluciones (“DTC”), one our distributors, accounted for 27% of revenue for the three months ended December 31, 2025. Sales to E-Finity Distributed Generation (“E-Finity”), Lone Star Power Solutions, LLC (“Lone Star”) and Cal Microturbine, LLC (“Cal Microturbine”), three our distributors, accounted for 15%, 14% and 11% of revenue for the three months ended December 31, 2024, respectively.

Gross ProfitGross profit was $10.4 million, or 39% of revenue for the three months ended December 31, 2025, compared to a gross profit of $5.0 million, or 25% of revenue for the three months ended December 31, 2024. The increase was primarily the result of an increase in product sales volume, higher parts and service revenue and the full effect of an increase in pricing and decreases in production costs and service center labor and overhead expenses. Effective July 2024, we increased our sales prices and we are continually negotiating to reduce material costs with vendors.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended December 31,
	2025	2024
Gross Profit
Product and accessories	$0.9	$(0.8)
As a percentage of product and accessories revenue	7%	(10)%

Parts and services	$8.2	$3.5
As a percentage of parts and services revenue	88%	47%

Rentals	$1.3	$2.3
As a percentage of rentals revenue	33%	51%

Total gross profit	$10.4	$5.0
As a percentage of total revenue	39%	25%

The increase of $1.7 million in product and accessories gross profit was primarily due to higher product pricing, improved cost efficiencies, high volume and product mix.

Product and accessories gross margin as a percentage of product and accessories revenue improved to 7% during the three months ended December 31, 2025, from a negative gross margin of 10% during the three months ended December 31, 2024, primarily due to higher product volume and cost reduction programs. Parts and services gross margin as a percentage of parts and service revenue increased to 88% during the three months ended December 31, 2025, compared to 47% during the three months ended December 31, 2024, primarily as a result of fewer FPP claims and FPP claims cancellations during the three months ended December 31, 2025. Rentals gross margin as a percentage of rental revenue decreased to 33% for the three months ended December 31, 2025, compared to 51% for the three months ended December 31, 2024, primarily due to lower rental utilization.

Research and Development (“R&D”) Expenses R&D expenses were $1.0 million and $0.7 million during the three months ended December 31, 2025 and 2024, respectively, and were 4% of revenue for the three months ended December 31, 2025, and 2024. During the three months ended December 31, 2025, there were additional R&D programs for new product development and product enhancements.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses were $7.4 million and $6.3 million during the three months ended December 31, 2025 and 2024, respectively, and were 28% and 31% of revenue for the three months ended December 31, 2025, and 2024, respectively. Compared to the prior year, we have higher financing expenses and Cal Microturbine acquisition expenses, partially offset by lower restructuring, restatement, SEC investigation and extraordinary legal expenses and a lower Executive AIP bonus expense during the three months ended December 31, 2025, compared to the three months ended December 31, 2024.

Other Income Other income was $0.2 million and $0.4 million during the three months ended December 31, 2025 and 2024 and is primarily due to service fees earned related to the DSS.

Interest Income. Interest income was $0.1 million and less than $0.1 million during the three months ended December 31, 2025 and 2024, respectively. Interest income is mainly derived from our money market investment and interest on our sale-type leases.

Interest Expense Interest expense was $1.1 million and $1.0 million for the three months ended December 31, 2025 and 2024, respectively. Interest expense is mainly derived from our notes payable.

Nine Months Ended December 31 2025 and 2024

Revenue The following table summarizes our revenue by geographic markets (in millions):

	Nine Months Ended December 31,
	2025	2024
United States and Canada	$57.2	$37.4
Europe	8.7	8.2
Latin America	13.3	8.1
Asia and Australia	3.6	4.2
Middle East and Africa	0.2	0.6
Total Revenue	$83.0	$58.5

Revenue for the nine months ended December 31, 2025 increased $24.5 million to $83.0 million from $58.5 million for the nine months ended December 31, 2024. The increase was primarily driven by increases in revenue of $19.8 million in the United States and Canada, $0.5 million in Europe and $5.2 million in Latin America, offset by a decrease in revenue of $0.6 million in Asia and Australia and $0.4 million in Middle East and Africa. The increases in the United States, Europe and Latin America were due to increased microturbine product, parts and rental demand. The decrease in Asia and Australia and the Middle East and Africa were primarily due to decreases in microturbine deliveries for projects in those regions during the nine months ended December 31, 2025.

The following table summarizes our revenue by category (in millions):

	Nine Months Ended December 31,
	2025			2024
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$43.9	29.1	94	$24.0	17.3	76
Accessories	1.5			1.0
Total Product and Accessories	45.4			25.0

Parts and Services	25.1			23.1
Rentals	12.5			10.4
Total Revenue	$83.0			$58.5

For the nine months ended December 31, 2025, revenue from microturbine products and accessories increased $20.4 million, or 82%, to $45.4 million from $25.0 million for the nine months ended December 31, 2024. The $20.4 million increase was driven primarily by an 11.8 megawatt increase in shipments during the nine months ended December 31, 2025, including increased demand for our C1000 turbines, compared to the nine months ended December 31, 2024. Average revenue per megawatt shipped was approximately $1.5 million and $1.4 million during the nine months ended December 31, 2025 and 2024, respectively, and is mainly due to price increase and product mix.

Parts and service revenue, which are part of our EaaS business line and includes revenue from our spare parts shipments, FPP contracts, and other service revenue was $25.1 million for the nine months ended December 31, 2025, compared to $23.1 million for the nine months ended December 31, 2024 and is mainly due to higher volume of parts shipped.

Rentals revenue for nine months ended December 31, 2025 increased $2.1 million or 20%, to $12.5 million from $10.4 million for the nine months ended December 31, 2024. This increase was driven by increased rental utilization and increased rental prices.

Sales to Cal Microturbine, E-Finity, DTC and Lone Star, four distributors, accounted for 20%, 17%, 12% and 10% of revenue for the nine months ended December 31, 2025, respectively. On August 13, 2025, we completed our acquisition of Cal Microturbine. E-Finity and Lone Star accounted for 16% and 13% of revenue for the nine months ended December 31, 2024, respectively.

Gross ProfitGross profit was $27 million, or 33% of revenue for the nine months ended December 31, 2025, compared to a gross profit of $15.8 million, or 27% of revenue for the nine months ended December 31, 2024. The increase was primarily the result of an increase in product sales volume and the full effect of an increase in pricing coupled with cost reduction programs, partially offset by increases in production and service center labor and overhead expenses. Effective July 2024, we increased our sales prices and we are continually negotiating to reduce material costs with vendors.

The following table summarizes our gross profit (in millions except percentages):

	Nine Months Ended December 31,
	2025	2024
Gross Profit
Product and accessories	$4.0	$(0.6)
As a percentage of product and accessories revenue	9%	(2)%

Parts and services	$17.0	$13.0
As a percentage of parts and services revenue	68%	56%

Rentals	$6.0	$3.4
As a percentage of rentals revenue	48%	33%

Total gross profit	$27.0	$15.8
As a percentage of total revenue	33%	27%

The increase of $4.6 million in product and accessories gross profit was primarily due to higher product pricing, improved cost efficiencies, higher volume and product mix.

Product and accessories gross margin as a percentage of product and accessories revenue increased to 9% during the nine months ended December 31, 2025, from a negative 2% during the nine months ended December 31, 2024, primarily due to higher product volume and cost reduction programs. Parts and services gross margin as a percentage of parts and service revenue increased to 68% during the nine months ended December 31, 2025, compared to 56% during the nine months ended December 31, 2024, primarily as a result  of  higher product pricing, improved cost efficiencies, fewer FPP claims, FPP claims cancellations, higher demand and product mix during the nine months ended December 31, 2025. Rentals gross margin as a percentage of rental revenue increased to 48% for the nine months ended December 31, 2025, compared to 33% for the nine months ended December 31, 2024, primarily due to increased rental pricing and utilization.

Research and Development (“R&D”) Expenses R&D expenses were $2.6 million and $1.9 million during the nine months ended December 31, 2025 and 2024, respectively, and remained at 3% of revenue for the nine months ended December 31, 2025 and 2024. During the nine months ended December 31, 2025, there were additional R&D programs for new product development and product enhancements.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses were $21.1 million and $19.5 million during the nine months ended December 31, 2025 and 2024, respectively, and was 25% and 33% of revenue for the nine months ended December 31, 2025 and 2024, respectively. Compared to the prior year, we have lower restructuring, restatement and SEC investigation expense and extraordinary legal expense, partially offset by higher financing and Cal Microturbine acquisition expense. Additionally, we accrued a higher Executive AIP bonus expense during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024.

Other Income Other income was $1.2 million and $1.6 million during the nine months ended December 31, 2025 and 2024 and is mainly due to service fee earned related to the DSS.

Interest Expense Interest expense was $3.3 million and $3.0 million for the nine months ended December 31, 2025 and 2024, respectively. Interest expense is mainly derived from our notes payable.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash and cash equivalents balance increased $6.5 million during the nine months ended December 31, 2025, compared to an increase in cash of $1.2 million during the nine months ended December 31, 2024. The increase in cash during the nine months ended December 31, 2025 was primarily due to the proceeds from the PIPE financing, net of the repayment of the Exit New Money Notes in December 2025.

Operating Activities During the nine months ended December 31, 2025, net cash provided operating activities was $2.0 million, consisting of a net income for the period of $1.3 million, changes in operating assets and liabilities of $7.9 million offset by non-cash adjustments, primarily representing depreciation and amortization, non-cash lease expense, stock based compensation, paid-in-kind interest expense, provision for credit losses and inventory write-down totaling $8.6 million.

For the nine months ended December 31, 2024, net cash provided by operating activities was $2.2 million, consisting of net loss of $7.1 million, offset by changes in operating assets and liabilities of $0.7 million and non-cash adjustments, primarily representing depreciation and amortization, non-cash lease expense and paid-in-kind interest expense, totaling $10.0 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended December 31,
	2025	2024
Net income (loss)	$1.3	$(7.1)
Non-cash operating activities(1)	8.6	10.0
Changes in operating assets and liabilities:
Accounts receivable	(6.7)	(6.1)
Inventories	(0.9)	4.3
Lease receivable	0.4	—
Accounts payable	4.9	(0.6)
Accrued expenses	1.2	(0.1)
Operating lease liability, net	(2.3)	(3.0)
Prepaid expenses, other current assets and other assets	(1.5)	1.9
Factory protection plan liability	(1.3)	(1.0)
Other changes in operating assets and liabilities	(1.7)	3.9
Net cash provided by operating activities	$2.0	$2.2
(1)	Represents changes in depreciation and amortization, non-cash lease expenses, PIK interest, stock-based compensation expense, and inventory, warranty and credit loss provisions.

The $5.2 million decrease in cash provided by inventory was to support higher sales of products, accessories and parts. The $5.5 million increase in cash provided by accounts payable resulted from the timing of payment of trade accounts. The $1.3 million increase in cash provided by accrued expenses was primarily due to higher accruals of vendors invoices in the nine months ended December 31, 2024. The $0.7 million decrease in use of cash by operating lease liability was primarily due to a decrease in lease liability. The $3.4 million decrease in cash provided from prepaid and other assets is primarily the result of higher prepaid inventory. The $0.3 million increase in cash used by FPP liability was primary driven by claim cancellations. The $5.6 million increase in cash used in other operating assets and liabilities, was primarily driven by an increase in cash used in deferred revenue of $4.6 million primarily driven by increased shipments in the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, lowering related customer deposits.

Investing Activities Net cash provided in investing activities was $0.6 million during the nine months ended December 31, 2025 and was primarily due to cash acquired in acquisitions net of cash paid, partially offset by investment in our rental fleet. Net cash used in investing activities was $0.8 million during the nine months ended December 31, 2024, and was primarily due to investments in operating and rental fleet assets.

Financing Activities Net cash provided in financing activities of $3.9 million and used $0.2 million during the nine months ended December 31, 2025 and 2024, respectively. Cash provided from financing activities during the nine months ended December 31, 2025 was driven by net proceeds from the PIPE of $13.6 million, partially offset by the repayment of our Exit New Money Notes of $8.3 million and finance lease obligations of $1.2 million. The nine months ended December 31, 2024 reflect the repayment of finance lease obligations of $0.2 million.

Debt Refer to Note 8— Debt in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our notes.

Lease Commitments Refer to Note 9— Leases in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our leases.

Going Concern In connection with the preparation of the Condensed Consolidated Financial Statements for the nine months ended December 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of December 31, 2025, we had cash of $15.2 million, which includes restricted cash of $0.7 million, and a working capital deficit of $22.9 million. We had net income of $1.2 million and $1.3 million during the three and nine months ended December 31, 2025, respectively.

We have developed a plan to improve future financial performance. The plan includes multiple process improvement workstreams intended to drive operational and financial performance. The process improvement initiatives are supported with external resources as needed for a specific level of expertise. The plan includes cost reduction in products, services and operating expenses, margin expansion through price increases, and sales volume initiatives focused on improving our liquidity. Achieving the targeted product cost reductions has risk, and is being challenged by the current geopolitical environment, including the impact of tariffs.   There is no guarantee that such steps will be successful, or to result in our ability to meet our payment obligations coming due within the twelve-month period after the date of this report.

We and our advisors are considering various alternatives to address the upcoming maturity of the Exit Roll Up Notes, which may include issuances of equity or the incurrence of additional indebtedness; however, there can be no assurance that we will be successful in refinancing the Exit Roll Up Notes.

Given our current cash position, short term debt repayments, limits to accessing capital and debt funding options and current economic and market risks, there exists substantial doubt regarding our ability to continue as a going concern and its ability to meet its financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended December 31, 2025.

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

In connection with the preparation of this Form 10-Q for the three and nine months ended December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our consolidated financial position and consolidated results from operations and cash flows for the quarter ended December 31, 2025, and our financial condition as of each such date and have been prepared in conformity with GAAP.

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

Except as described above with respect to the remediation of the identified material weakness, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 18 – Commitments and Contingencies — Legal Matters, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved. The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. In addition, the Company and certain of its former and current directors and officers are party to several material legal proceedings. The outcome of litigation is inherently uncertain. If one or more legal matters were to be resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and ability to raise capital.

In connection with the preparation of these Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about our ability to meet our obligations as they become due over the next twelve months from the date of the issuance of the financial statements. As of December 31, 2025, we had cash of $15.2 million and a working capital deficit of $22.9 million. We had net income of $1.2 million and $1.3 million during the three and nine months ended December 31, 2025, respectively.

The outstanding Exit Roll Up Notes (as defined in Note 8 – Debt) will mature on December 7, 2026 (see Note 8 – Debt in the Notes to Condensed Consolidated Financial Statements for further discussion). We do not expect to have sufficient internally generated cash, nor do we expect that we could obtain sufficient financing through underwritten public offerings, at-the market offerings or other similar methods, to satisfy the obligations of the Exit Roll Up Notes. If we are unable to repay the obligations of the Exit Roll Up  Notes on the maturity date, we will be in default under the Exit Note Purchase Agreement (as defined in Note 8 – Debt), which may result in, among other things, default interest or an acceleration of all obligations. It is not certain whether we will have, or will be able to obtain, sufficient funds to make any such accelerated payments. If any outstanding indebtedness under the Exit Note Purchase Agreement is accelerated, our assets may not be sufficient to repay such indebtedness.

We and our advisors are considering various alternatives to address the upcoming maturity of the Exit Notes, which may include issuances of equity or the incurrence of additional indebtedness; however there can be no assurance that we will be successful in refinancing the Exit Roll Up Notes.

Given our current cash position, lack of liquidity, short term debt maturity, limits to accessing capital and debt funding options, and current economic and market risks, there exists substantial doubt regarding our ability to continue as a going concern and our ability to meet our financial obligations as they become due over the next twelve months from the date of issuance of the financial statements as of, and for the period ended December 31, 2025. The substantial doubt about our ability to continue as a going concern may adversely affect the price of our common stock and the grade of our credit rating, may negatively impact relationships with third parties with whom we do business, including customers, vendors and lenders, may impact our ability to raise additional capital or implement its business plan.

The Exit Note Purchase Agreement, as amended, defines an event of default as, among other things, payment default, bankruptcy events, cross defaults, breaches of covenants and representations and warranties, changes of control  and judgment defaults. An event of default, if not waived, could have a material adverse effect on our business and financial condition. In the event we fail to meet our obligations to repay the Exit Roll Up Notes, the collateral agent under the Exit Note Purchase Agreement, may enforce any and all liens and security interests on the collateral we used to secure the Notes and we may be required to forfeit our right to such collateral.

There are uncertainties and risks related to the profitability, safety and regulatory environment of AI that could adversely affect our business and operations.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, investments, strategic acquisitions, mergers, partnerships, joint ventures and alliances related to AI-infrastructure and data centers that involve significant risks and uncertainties. We only recently began to pursue initiatives in AI related technologies and have not made any sales to AI infrastructure clients. Some of our competitors, including competitors that have significantly greater resources, have already successfully generated revenues from AI business lines. AI technologies and their uses are currently evolving rapidly. If we fail to successfully integrate our products in AI infrastructure or develop new products in response to changes in technology or industry standards or fail to bring product enhancements or new product developments to market quickly enough, our products could rapidly become less competitive or obsolete for use in the development of AI infrastructure. Thus, the future profitability of any AI-related investments is highly uncertain and such investments may adversely affect our business and operations.

The regulatory landscape surrounding AI is also evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. If we continue to invest in utilizing our products for the development of AI data centers and other AI infrastructure, then any such developments may significantly impact our business and operations in ways that are difficult to predict. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. The amount of energy used for AI has also received significant attention, and it is expected that energy efficiency and sustainability will be critical factors regulating AI data centers. Any future regulation of AI systems and related activities, including energy efficiency, could adversely affect our business and operations.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

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

4.5	Form of Pre-Funded Warrant. (e)
10.1	Consulting Agreement, dated as of November 10, 2025, between Capstone Green Energy Holdings, Inc. and BBR Financial Solutions, LLC. (f)
10.2	Securities Purchase Agreement, dated as of November 24, 2025, by and among Capstone Green Energy Holdings, Inc. and the purchasers party thereto. (e)
10.3	Registration Rights Agreement, dated as of November 24, 2025, by and among Capstone Green Energy Holdings, Inc. and the purchasers party thereto. (e)
10.4	Placement Agency Agreement, dated November 24, 2025, by and between Capstone Green Energy Holdings, Inc. and Craig-Hallum Capital Group LLC. (e)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	The cover page from Capstone Green Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

**Furnished herewith

(a)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).

(b)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on October 3, 2023 (File No. 001-15957).
(c)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(d)	Incorporated by reference to Capstone Green Energy Holdings, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).
(e)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 24, 2025 (File No. 001-15957).
(f)	Incorporated by reference to Capstone Green Energy Corporation’s Current Report on Form 8-K filed on November 14, 2025 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE GREEN ENERGY HOLDINGS, INC.

	By:	/s/ JOHN MILLER
John Miller
Interim Chief Financial Officer
(Interim Principal Financial Officer)
Date: February 12, 2026