Form 10-K
period 2026-03-31
Capstone Energy Plus, Inc.
filed 2026-06-25
CIK 1009759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15957

Capstone Energy+, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1514270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16640 Stagg Street,
Van Nuys, California	91406
(Address of principal executive offices)	(Zip Code)

(818) 734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	CGEH	OTCQX*

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on September 30, 2025 was approximately $52,141,534. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

As of June 18, 2026, the registrant had 32,230,733 shares of common stock, par value $0.001 per share, and 333,120 shares of non-voting common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2026, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

* The registrant’s shares of common stock trade over-the-counter on OTCQX operated on the OTC Markets under the symbol “CGEH.”

CAPSTONE ENERGY+, INC.

FORM 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are forward-looking statements. These include statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “strives,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “assumes” and variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including, among others:

●our ability to execute on our evolving business model and strategy, including our ability to diversify and expand into the market for artificial intelligence (“AI”) solutions and data centers;
●our limited experience with respect to new markets we are entering, including the market for data centers;
●the significant risks related to our substantial indebtedness and our long-term liquidity requirements;
●risks related to our history of net losses and ability to raise additional capital and fund future operating requirements and expansion opportunities into the AI market;
●our ability to retain key personnel;
●the limited public trading market for our common stock on the OTC market; and
●other risks and uncertainties discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Actual results may differ materially from those expressed or implied by these forward-looking statements. We undertake no obligation to update any forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

All references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Energy+, Inc and its consolidated subsidiaries, except where the context otherwise requires.

This Annual Report on Form 10-K (this “Form 10-K”) refers to our fiscal years ending March 31 as “Fiscal” years.

PART I

Item 1. Business.

Overview

Capstone Energy+, Inc. is a leading provider of behind-the-meter clean energy solutions for industrial and commercial operations, along with solutions designed for the next generation of artificial intelligence ("AI") and data center applications. For nearly four decades, we have developed and refined oil-free, friction free microturbine-based power generation technology that delivers world class low emissions and industry-leading uptime/availability in a "plug and play" design with low maintenance intervals that run on a broad range of gaseous fuels flexibility. We believe that these qualities increasingly set us apart on a total cost of ownership basis and can support a multitude of modular and flexible solutions that the new energy landscape’s fundamental transformation demands.

We address what we believe to be the "Energy Trilemma" facing today's energy consumers: the simultaneous need for resiliency, affordability, and sustainability. Our solutions are engineered to meet all three imperatives through a multi-faceted portfolio that includes on-site power generation in configurations such as Combined Heat and Power

("CHP"), Integrated Combined Heat and Power ("ICHP"), and Combined Cooling, Heat and Power ("CCHP"). Our solutions also support full microgrid applications that integrate renewables, battery energy storage, and other distributed energy resources. Our inverter-based microturbine technology serves as the stabilizing backbone of these systems, providing dispatchable, continuous power.

With over 10,800 units shipped, totaling 1.18 GW to 89 countries, Capstone's global footprint reflects decades of proven performance across diverse industries and geographies.

Built on our core 30 kilowatts ("kW"), 65kW, and 200kW microturbine platforms, our scalable multi-megawatt solutions are designed for rapid deployment, continuous operation, and simplified maintenance.

Capstone Energy+ serves critical industries including data centers, hospitals, agriculture, and industrial facilities where uptime and energy certainty are essential. Beyond power generation, our solutions support the circular economy by converting waste streams into usable fuel and capturing waste heat to produce valuable thermal energy with a lower carbon footprint.

To support evolving customer needs, Capstone also offers flexible Energy as a Service ("EaaS") solutions, including power purchase or energy service agreements (PPAs/ESAs), leasing, rentals, and long-term service agreements designed to reduce upfront costs, accelerate deployment, and provide life-cycle cost predictability.

Our modular, plug-and-play architecture enables customers to scale quickly, reduce integration risk, and adapt to growing energy demands with resilient, always-available power solutions.

While we sell directly to certain end users, our go-to-market strategy is anchored by a global network of distributors and Original Equipment Manufacturers ("OEMs"). Our distributors provide application engineering, installation support, air permitting, commissioning, and long-term maintenance services, extending Capstone's reach and deepening customer relationships across markets worldwide. In August 2025, the Company expanded its direct presence in the United States by acquiring the Cal Microturbine (as defined herein) territory, establishing Capstone West Territory ("CWT") and strengthening our direct engagement with customers across key western states.

Looking ahead, we believe Capstone is uniquely positioned to capitalize on several powerful and converging market tailwinds. As part of our growth strategy, we continue to evaluate opportunities to expand our distribution network, including potential acquisitions of existing distributors in select markets. The rapid growth of artificial intelligence is driving unprecedented demand for reliable, high-density, on-site power which is a demand that traditional utility infrastructure is struggling to meet.

Products

Capstone's microturbines are compact, lightweight, and environmentally advanced distributed power generation systems. Operating on similar principles as a jet engine, our systems are engineered to deliver clean, reliable electricity, heat, and cooling across a wide range of commercially available fuels, from natural gas and renewable biogas to landfill gas, wastewater-derived methane, sour gas, low-BTU gas, and hydrogen blends of up to 30% here we can easily operate across the entire operating window. This exceptional fuel/operating flexibility is not incidental to our design, it is a core competitive differentiator that enables Capstone to serve customers across diverse industries, geographies, and regulatory environments where competing technologies cannot operate effectively across all operating ranges or do so economically and environmentally.

Core Technology

Capstone's microturbines are built on four proprietary design pillars that collectively deliver the reliability, efficiency, and low-maintenance performance our customers depend on:

Advanced Combustion Technology. Our combustion system achieves emissions levels among the lowest of any distributed generation technology available. Our natural gas-fueled C65, C200, C600, C800, and C1000S Series microturbines, when combined with catalyst and heat recovery, have been certified by the California Air Resources Board ("CARB") as meeting its stringent 2007 emissions standards, the same standards applied to fuel cells and central power plants. These ultra-low emission levels not only reflect our environmental commitment, but also materially simplify the permitting process for continuously operated on-site power generation across numerous jurisdictions.

Proprietary Air Bearing Technology. Capstone's air bearing system eliminates the friction noise of ball bearings and the use of petroleum-based lubrication entirely. By using a high-pressure field of air generated by high rotation speeds, we are able to support the microturbine's single moving assembly on a cushion of air. This design fundamentally reduces maintenance intervals since there is no friction, no oil changes, no coolant systems, and no other lubricants. This is a primary driver of our industry-leading uptime which allows us to deliver higher energy production at a lower maintenance cost, thus driving a total cost of ownership that distinguishes Capstone from reciprocating engine and other competing technologies.

Digital Power Electronics. Our advanced power electronics platform manages all critical microturbine functions, including speed, temperature, fuel flow, load management, and grid coordination, entirely through digital controls. The system enables seamless transitions between grid-connected and stand-alone operating modes, ensuring that customers' critical loads experience no interruption in the event of a utility outage. Our inverter-based architecture is also the foundation for microgrid integration, allowing Capstone systems to serve as the dispatchable backbone for complex distributed energy systems incorporating solar PV, wind, battery energy storage, and fuel cells.

Proprietary Remote Monitoring Software. Capstone's Remote Monitoring Software enables Capstone and its end users to operate, manage, and optimize their microturbine systems from anywhere in the world. This capability delivers meaningful operational flexibility, proactive maintenance visibility, and measurable cost savings, particularly valuable for customers in remote or mission-critical applications.

Product Line

Capstone offers a comprehensive and scalable product portfolio ranging from 65 kW to multiple megawatts, including our C65, C200, C400, C600, C800, and C1000S Series microturbines. All models are listed by Underwriters Laboratories ("UL") as meeting UL 2200 stationary engine generator standards. The electrical output of individual units can be combined through our system controllers and digital communications architecture to serve installations requiring multiple megawatts of capacity, functioning as a "virtual single" unit with built-in active redundancy.

During fiscal year 2026, Capstone completed certification under UL1741 SB and IEEE 1547 for the C200 and C1000 families in North America, meeting the most demanding grid interconnection requirements in markets such as California and Hawaii. This certification streamlines the grid connection process, eliminates the need for costly external equipment, and removes the burden of site-by-site utility analysis for our customers and distributors.

The Company is developing the C250, a new 250-kilowatt microturbine that has completed successful test runs and is advancing through our commercialization process. The C250 is designed as a highly efficient, modular building block for distributed generation, with power output that maps well to the block-power topology increasingly favored by AI data center operators. We anticipate the C250 will complement our existing product portfolio across a range of applications.

Energy Surplus Program - Engineered Equipment Packages for the AI Era

Capstone's Energy Surplus Program ("ESP") represents the next evolution of our product platform, a unified, integrated architecture purpose-built for the high-density, mission-critical power demands of modern AI workloads and data center applications. This reference design was developed to flexibly match the data center’s topology of today’s and tomorrow’s IT power blocks. The ESP's Engineered Equipment Package ("EEP") brings together proven, complementary technologies into a single deployable solution:

●	Microturbines - Low-emission, oil-free, high integrated and active redundancy, scalable on-site power generation;

●	Absorption Chillers - Recycling microturbine waste heat into useful chilled water, generating chilled water at one tenth the energy of an air-cooled electric chiller currently used in data centers;
●	Dry Coolers - Zero-water heat rejection to support sustainable, water-conscious operations;
●	Battery Energy Storage Systems ("BESS") - Rapid response to fast-changing electrical loads, including the dynamic demands of GPU-intensive computing; and
●	Microgrid Controls - Advanced microgrid control architecture enabling intelligent, automated energy management.

In October 2025, Capstone announced it has developed an 800-volt direct-current ("VDC") microturbine solution, a natural extension of our existing inverter-based power electronics platform, designed to directly interface with next-generation AI chip architectures including NVIDIA's forthcoming Kyber and Rubin Ultra platforms. This 800 VDC system eliminates multiple AC/DC conversion stages, reduces copper mass by up to 45%, and improves overall power efficiency by as much as 5% compared to legacy systems. These integrated "AI Power Blocks" combine power, liquid cooling, and compute into a rapidly deployable, grid-independent system scalable from edge deployments to AI giga-campuses exceeding 1 GW.

These advanced offerings build upon Capstone's full suite of proven accessories and ancillary products.  Beyond data centers, Capstone also offers a comprehensive suite of accessories and ancillary products, including rotary gas compressors, integrated heat recovery modules for CHP applications, dual-mode controllers, batteries for stand-alone and dual-mode operations, protocol converters, and a full range of installation hardware and packaging options, ensuring that Capstone's platform can be configured and deployed across virtually any distributed energy application.

“Plug and Play” Modular Design

Capstone's microturbine platform is engineered to serve a broad and growing range of power generation applications across multiple vertical markets worldwide. Our full product line, from the C65 to the C1000 Series, is designed to scale with customer needs, and our multi-bay architecture allows for modular expansion without changes to an existing site footprint. For example, a customer may have only a 600kW demand today but expects to grow to 1 MW in the future.  With our “pay as you grow” modular expansion, we can populate the first three bays with our C200 engines, thus providing 600kW in a five-bay configuration, enabling customers to add capacity incrementally, from 600kW up to 1 MW without any site modification.

Energy Efficiency - CHP/CCHP

Energy efficiency applications represent one of Capstone's most established and economically compelling verticals. In CHP and CCHP configurations, our microturbines provide high grade waste heat where we capture and repurpose the waste heat into highly useful thermal energy, thus increasing total system efficiency from approximately 33% in simple-cycle operation to approximately 85% for hot water and chilled water applications, and as high as 90% or more in steam and direct drying applications. This improvement in fuel utilization translates into lower net utility costs, reduced greenhouse gas emissions, as this approach will reduce use of separate boiler and chiller systems thus reducing their NOx, CO, and VOC emissions.

The recycled thermal energy can be applied across a wide range of uses, including space heating and cooling, domestic water heating, process steam, and direct drying. Hot water is generated through a Heat Recovery Module ("HRM"), chilled water is generated through an absorption chiller, and steam is generated through a Heat Recovery Steam Generator ("HRSG") in CCHP configurations. Capstone systems have been deployed successfully across hotels and resorts, hospitals and medical centers, greenhouses, agricultural operations, office buildings, large retail facilities, and industrial plants, where simultaneous heat and power demand creates a compelling economic case for on-site generation.

Natural Resources - Crude Oil, Natural Gas, Shale Gas & Mining

Capstone has a long and proven track record in the natural resources market, where our microturbines provide onshore and offshore power for oil and gas operations, shale gas production, compression and transmission sites, and mining facilities; often in remote locations with no access to utility grid power. Our ability to operate on flare gas, associated gas, sour gas, and other fuel byproducts of oil and gas production makes Capstone uniquely valuable in this market, converting waste gases that would otherwise be burned or vented into usable on-site power, while simultaneously reducing emissions and displacing diesel generation. In addition, because of our low maintenance interval requirements, the reduction of trips that maintenance teams have to take to these remote locations brings significant savings in time and costs.

The C65 and C200-series microturbines can be configured to meet Class 1 Zone 2 hazardous location requirements and can be upgraded to stainless steel construction for corrosive offshore environments. The addressable market in U.S. shale reserves continues to grow as domestic natural gas production expands and LNG exports increase, while EPA and state-level regulations continue to tighten restrictions on flaring, both trends strengthen the economic and regulatory case for our natural resources’ offerings.

Renewable Energy

Capstone's fuel flexibility extends naturally into the renewable energy market. Our microturbines operate efficiently and on a wide operating window when using biogas derived from landfills, wastewater treatment facilities, food processing plants, livestock operations, and agricultural waste. Converting what would otherwise be an emissions liability for these facilities, they are now able recycle that waste stream into clean, on-site electricity and thermal energy. In many cases, this renewable fuel is effectively free to the operator, making the economics of a Capstone installation particularly compelling. Our systems have demonstrated consistent performance on variable-quality biogas, including fuels with elevated sulfur content that would damage or degrade competing reciprocating engine technology.

Critical Power Supply

Certain mission-critical high-demand power users, including advanced technology facilities, healthcare campuses, and data-intensive operations, require a level of power reliability that the traditional utility grid alone cannot consistently deliver, especially during weather and fire events. Capstone’s microturbine solutions offer a compelling alternative to conventional UPS and diesel backup generator systems for these mission-critical environments.

Designed for continuous operation, our systems have demonstrated resilience through severe weather events and other disruptions. With built-in black-start capability and seamless transition to stand-alone mode, Capstone microturbines ensure uninterrupted power when it matters most.

This makes them ideally suited for industries where even a momentary loss of power can lead to significant operational risks and financial losses.

Microgrid

Capstone's inverter-based microturbine technology serves as the dispatchable backbone of microgrid installations, providing the continuous, controllable power generation that allows microgrids to function reliably as integrated energy systems. Our proprietary programmable logic control systems and sensors interface with building automation systems and other distributed energy resources, including solar PV, wind, fuel cells, and battery storage, enabling intelligent, automated energy management across the full microgrid architecture.

We have participated in successful microgrid deployments across a diverse range of installations, including wind turbine manufacturing facilities, ski resorts, universities, industrial farms, breweries, and electrical distribution utilities. Our distribution partners have also combined our microturbines with battery storage and EV chargers to deliver integrated vehicle charging solutions. The resilience of our microgrid-enabled systems has been demonstrated through major weather events, where installations have continued operating independently when surrounding grid infrastructure failed.

Bridge Power

A growing number of commercial and industrial customers face a critical gap between their immediate power needs and the timeline for permanent grid infrastructure to become available. Substations are oversubscribed, interconnection queues stretch years into the future, and utility construction schedules frequently do not align with the operational timelines of data centers, manufacturing facilities, EV charging networks, and other high-load developments. Capstone's microturbines are well-suited to serve as bridge power solutions in these situations, providing reliable, dispatchable on-site generation that enables customers to operate at full capacity while awaiting grid access. Unlike diesel generators, which carry significant emissions liabilities and fuel logistics burdens, Capstone's clean-burning, low-emission microturbines can operate under stringent air quality regulations and integrate seamlessly into permanent energy infrastructure once grid connectivity is established. Our containerized, modular form factor allows bridge power installations to be commissioned rapidly, scaled to match load requirements, and redeployed upon completion of permanent grid buildout, making Capstone a cost-effective and environmentally responsible choice for customers navigating grid constraints.

Transportation & EV Charging

Our microturbine platform addresses a growing gap in EV charging infrastructure, particularly in locations where utility grid capacity is insufficient to support high-demand charging operations. Capstone systems have been deployed in EV charging applications for fleet operations and remote charging stations, including mobile trailer-mounted configurations, and we continue to pursue global EV charging opportunities as electrification of transportation accelerates.

Ports

Driven by increasing regulatory pressure to electrify port operations and reduce emissions, terminal operators are faced with electrifying their equipment, yet the power infrastructure to support charging all of their electric devices has come under extreme pressures in power quality, reliability and availability. Ports and marine terminals represent a significant and growing market opportunity for Capstone's microturbine technology providing ultra-low emissions on-site mobile or permanent power and charging solutions.

Capstone's containerized microturbine systems are well-suited to address these demands. Capable of generating up to 1 MW of power within a single 30-foot container, our systems are designed to generate electricity and provide EV chargers at the point of consumption, eliminating transmission losses and reducing vulnerability to grid instability. Equally important in the port environment is the physical footprint of the power generation solution. Port facilities operate in dense, logistically complex environments where space is premium and operational flexibility is essential. Capstone's compact, containerized form factor allows our systems to be deployed, relocated, and reconfigured with minimal disruption to terminal operations, a critical advantage compared to traditional stationary generation infrastructure that requires permanent installation and significant civil works. This mobility enables port operators to right-size and reposition power generation assets as operational needs evolve, whether supporting a specific berth, a cargo handling zone, or a temporary surge in power demand.

A key differentiator for Capstone in this market is our demonstrated fuel flexibility, particularly with respect to hydrogen. The Company has successfully validated both 30% blended hydrogen with natural gas and 100% hydrogen operation through collaborative work with the University of California, Irvine, as well as through deployments with industrial customers internationally. This positions Capstone to support port operators not only in meeting current emissions requirements, but in transitioning toward longer-term net-zero objectives as hydrogen infrastructure matures.

We believe the confluence of tightening electrification mandates, utility grid constraints, and increasing demand for fuel-flexible, distributed power generation creates a favorable environment for Capstone's solutions in the ports and marine terminal vertical. We are actively pursuing opportunities in this market and view it as a meaningful component of our long-term commercial growth strategy.

AI Data Center

The data center market represents one of the most significant and rapidly expanding opportunities in distributed energy generation. Surging demand for AI compute power has driven unprecedented capital investment in data center infrastructure globally, while simultaneously exposing a critical vulnerability: the inability of traditional utility grids to deliver power at the speed, scale, and reliability that next-generation AI facilities require. Grid constraints, rising electricity costs, permitting delays, and the relentless power density demands of modern AI workloads are accelerating the industry's shift toward on-site power generation solutions, a shift that plays directly to Capstone's core strengths.

Capstone is actively developing a flexible reference design for the data center topology of today and tomorrow. Our microturbine-based systems are uniquely suited to address the data center sector's dual imperatives of integrated and active redundancy and ultra-low emissions that make air permitting easier and less costly. Recovering the high-grade waste heat and converting it into chilled water at one-tenth the energy consumption of electric air-cooled chillers currently used by data centers not only improves energy efficiency to approximately 85%, but also significantly lowers the carbon footprint of the facility. An important feature of Capstone's microturbines is that they natively produce approximately 760 VDC as part of the standard power output. This has become a meaningful technical foundation for the emerging 800 VDC data center standard. This proximity to the target voltage means the transition to 800 VDC architecture represents a small incremental engineering step for Capstone rather than a fundamental redesign, providing a competitive advantage in both development timeline and cost relative to power generation technologies that must bridge a significantly larger voltage gap. This has allowed us to develop an 800-volt direct-current microturbine solution designed to directly interface with next-generation AI chip architectures, eliminating multiple AC/DC conversion stages, reducing copper mass by up to 45%, and improving overall power efficiency by as much as 5% compared to legacy systems. These integrated "AI Power Blocks" are designed to scale from edge deployments to up to 200 MW AI campuses.

While data center applications have not yet represented a significant portion of the Company's revenue, Capstone views this vertical as a transformational long-term growth opportunity and continues to invest in product development, strategic partnerships, and commercial readiness to capitalize on this next generation of AI and data center environments.

Sales and Marketing

Capstone's Sales and Marketing teams operate as a single, unified organization, focusing on developing and managing our worldwide distribution channel, expanding our direct sales capabilities, growing our long-term rental fleet, and building Capstone into a strong, globally recognized brand in the distributed energy space. The addition of direct sales through our acquisition of Cal Microturbine marks a strategic evolution in our commercial model, allowing us to reach end users more directly, capture additional margin, and deepen customer relationships in key markets. This integrated structure enables us to execute consistently across direct sales, distributor-led channels, and EaaS offerings, ensuring a coherent customer experience regardless of how or where customers engage with Capstone.

Go-to-Market Strategy

We reach end-use customers through two complementary channels: direct sales and our global network of authorized distributors and OEMs. Our direct sales efforts target key accounts, strategic verticals, and markets where we have established a direct operational presence. As of August 2025, the U.S. Western Region was established as Capstone West Territory ("CWT") following our acquisition of the Cal Microturbine distributor territory. This expansion deepens our direct customer relationships across one of the highest-demand regions for distributed energy in the United States.

Our direct sales efforts target key accounts, strategic verticals, and markets where we have established a direct operational presence.  As of August 2025, the U.S. Western Region was established as Capstone West Territory ("CWT") following our acquisition of the Cal Microturbine distributor territory. This expansion deepens our direct customer relationships across one of the highest-demand regions for distributed energy in the United States.

Our global distributor network remains the cornerstone of our go-to-market reach. Built from the ground up over nearly four decades, this network of strategically placed, independent authorized partners represents one of Capstone's most valuable commercial assets, providing local market expertise, applications engineering, installation support, remote monitoring, warranty coverage, spare parts logistics, and long-term service support in markets around the world. Each distributor operates as an extension of the Capstone brand, and we invest meaningfully in their training, certification, and commercial development to ensure consistent quality and performance standards globally.

OEMs complement our distributor channel by integrating Capstone microturbine technology into their own product solutions, extending our reach into applications and end markets where our technology serves as an enabling component within a larger system.

Energy-as-a-Service & Rental

For customers who prefer to preserve capital or whose operational needs favor a non-ownership model, Capstone offers a growing suite of EaaS solutions. These offerings include Rental Services, Build-Own-Operate-Maintain ("BOOM"), under either a power purchase agreements ("PPA") or an energy services agreement (“ESA”), as well as lease-to-own structures and embedded service contracts ("ESC"), where we can help our clients lower their Capex and finance the difference under a long-term service agreement.

Our rental fleet provides flexible, fast, and turnkey power solutions for customers with short-term energy needs or capital constraints, and we continue to invest in refreshing and expanding the fleet to meet growing demand. Rental assets that have completed their contracted use may be redeployed or sold, generating capital to fund continued fleet growth.

Customer Support & Service Infrastructure

Capstone's commitment to the customer extends well beyond the point of sale. We offer comprehensive Long-Term Maintenance Agreements ("LTMAs") and continue to support our existing Factory Protection Plans (“FPP”).  These service agreements cover both planned and unplanned maintenance which help protect customers' total cost of ownership and ensure maximum system availability. All personnel authorized to perform sales, commissioning, applications, and long-term service on Capstone systems must complete factory and on-site training and hold active Authorized Service Provider ("ASP") certification, ensuring that every technician touching a Capstone system, whether employed by a distributor or an end user, meets our rigorous performance and safety standards.

We also provide application and installation design review services, evaluating customers' proposed configurations against our technical requirements across all critical parameters, electrical interconnection, load profile, fuel type and pressure, cooling airflow, and exhaust routing. Prior to accepting standard manufacturer warranty obligations, we require a commissioning checklist confirming that each installation adheres to our technical specifications. Our standard terms of sale include title transfer at our dock, payment terms ranging from full advance payment to net 90 days, and warranty periods of 12 to 36 months from shipment depending on product type.

Distributor Support System

The Distributor Support System ("DSS Program") is a key enabler of our global distribution network's commercial effectiveness. Funded by our distributors, the DSS Program provides a comprehensive platform of support services including worldwide distributor training, access to online technical documentation and publications, paperless service software, sales efficiency tools, website development, and coordinated business-to-business marketing programs tailored to each major geographic region and vertical market. Through the DSS Program, Capstone and its distributors operate with a shared infrastructure for brand building, lead generation, and customer engagement, creating a more consistent and professional commercial presence across all markets.

Effective March 31, 2026, Capstone acquired the assets and liabilities of Capstone Distributor Support Services Corporation ("CDSSC"), the related party that previously owned and operated the DSS Program on the Company's behalf under a Services Agreement. This acquisition brings the DSS Program fully in-house, strengthening Capstone's direct control over distributor support, brand standards, and global marketing activities as we continue to scale our commercial operations. (See Note 20 – Business Combinations.)

Geographic Markets

Capstone operates through a globally distributed commercial footprint, reaching customers across six major geographic regions through our authorized distributor network, direct sales operations, and OEM partnerships. Our geographic strategy is anchored by a consistent set of core verticals, energy efficiency, natural resources, renewable energy, and critical power, while remaining responsive to the distinct regulatory, economic, and infrastructure dynamics that shape opportunity in each region.

United States and Canada

North America represents Capstone's largest and most strategically significant geographic market.The primary verticals driving North American demand include energy efficiency, renewable energy, natural resources, and EV charging. Looking ahead, we believe the most powerful near-term tailwind in this region is the accelerating convergence of AI-driven power demand and utility grid constraints. In late 2025, several U.S. states began passing or exploring legislation specifically designed to address the massive power requirements of AI data centers, with provisions encouraging or enabling behind-the-meter, self-generated power. In early 2026, federal proposals were introduced that would require data centers to supply their own power or offset their grid demand, further validating the structural shift already underway. The market reality is that technology companies are increasingly moving off-grid, building their own power plants and microgrids because utility grid capacity cannot keep pace with their growth. This dynamic creates a compelling and expanding opportunity for Capstone's distributed generation platform.

Longer term, the energy efficiency and natural resources verticals are also expected to benefit from continued growth in domestic hydrocarbon production, low downstream natural gas pricing, and the regulatory and public acceptance of distributed generation as a core component of grid modernization and resilience strategy. We continue to work proactively with regulators, utilities, and permitting authorities across the region to streamline grid interconnection, emissions compliance, and installation approval processes, reducing costs and timelines for our customers and accelerating project completion.

Latin America

Latin America is a dynamic and growing market for Capstone, with primary focus on energy efficiency, renewable energy, and natural resources. Oil and gas production continues to expand across the region, and we have an established and growing installation base serving these applications. Interest in EaaS structures, particularly rentals, is high, as many regional customers seek to access Capstone's technology without large upfront capital commitments.

Asia and Australia

Capstone targets energy efficiency, renewable energy, and natural resources applications across Asia and Australia. Our historical strength in Southeast Asia and Australia has been in energy efficiency and oil and gas, and we see continued growth potential in both. Industrial manufacturing expansion across Southeast Asia, driven by supply chain diversification serving European and North American markets, is creating new demand for energy efficiency and renewable solutions, as manufacturers adapt to carbon-related regulations including the EU's Carbon Border Adjustment Mechanism and increasingly stringent green procurement standards from multinational customers. These regulatory tailwinds are expected to drive sustained demand for Capstone's low-emission, high-efficiency distributed generation platform across the region.

Middle East and Africa

The Middle East and Africa remain primarily an oil and gas market for Capstone, with flare gas-to-power applications representing a particularly significant opportunity given the volume of gas being flared across the region and the critical need for stable, reliable on-site power. Several countries in the region have committed to the World Bank's Zero Routine Flaring by 2030 initiative, creating both regulatory impetus and commercial opportunity for Capstone's flare gas utilization capabilities. We have targeted distributors and customers with established positions in the flare gas capture and utilization space and continue to develop these relationships. While geopolitical volatility in parts of the region remains a risk factor, we continue to evaluate customer opportunities on a case-by-case basis, ensuring full compliance with all applicable laws and regulations prior to order acceptance and shipment.

Europe

Europe has a long and established history of distributed generation adoption, and Capstone has a meaningful installed base and active distributor relationships across the continent. We are actively strengthening these partnerships and expanding our distributor coverage to capture the full scope of European market opportunity.

A key infrastructure investment supporting our European growth is our Integrated Remanufacturing Facility in the United Kingdom, which we have upgraded to ensure new and remanufactured parts are readily available to distributors across the region, reducing lead times, improving service responsiveness, and supporting the long-term performance of our installed fleet. Our recent completion of VDE 4110:2023 certification for the C65, and existing certifications for the C200 and C1000 families, further strengthens our commercial position across Germany, Austria, and other markets with stringent medium-voltage grid interconnection requirements.

We are also seeing renewed interest in oil and gas drilling activity across Europe as the continent works to address energy security challenges following the disruption of Russian gas supplies. We ceased pursuing growth opportunities in sanctioned markets following Russia's invasion of Ukraine in February 2022, and that position remains unchanged. We continue to evaluate opportunities in non-sanctioned markets such as Kazakhstan and Uzbekistan, where oil and gas development remains active, in full compliance with all applicable laws and export regulations. Revenue in the European region was negatively impacted in Fiscal 2026 as a result of the ongoing conflict and its broader economic consequences across the region and we continue to monitor developments closely.

Customers

A significant portion of the Company’s revenue is generated from a limited number of distributors, which may result in variability in revenue and accounts receivable based on ordering patterns and payment behavior. See Note 4 – Customer Concentrations and Accounts Receivable for additional information.

The Company is exposed to credit risk associated with its accounts receivable balances. Credit losses may vary based on customer financial condition and payment behavior.

Competition

The market for distributed power generation is highly competitive and continues to evolve rapidly as energy demand, grid constraints, decarbonization mandates, and the rise of AI-driven compute infrastructure reshape customer priorities and accelerate the adoption of on-site power solutions. Capstone's microturbine systems compete across multiple dimensions, against conventional technologies such as reciprocating engines, against emerging distributed generation and storage technologies, and against the utility grid itself as a default power source for many commercial and industrial customers.

Many of our competitors are large, well-established companies with significant advantages in production scale, global brand recognition, and financial resources available for product development and promotion. We believe, however, that Capstone's combination of fuel flexibility, ultra-low emissions, oil-free maintenance architecture, inverter-based grid integration, and our growing EaaS commercial platform positions us to compete effectively, and increasingly favorably, as the energy market shifts toward reliability, sustainability, and on-site generation independence.

The Utility Grid

For many potential customers, electricity purchased from the utility grid remains the default and, in some cases, the lower-cost option for power. Utilities may also impose interconnection fees that affect the economics of distributed generation. However, the competitive calculus is shifting. Grid constraints driven by surging electrification demand, AI data center load growth, utility infrastructure delays, and rising electricity prices are eroding the grid's traditional cost and convenience advantages in an increasing number of markets. Capstone's distributed generation platform becomes economically compelling, and in some cases the only viable solution, in the following scenarios:

●	Where waste heat recovery creates significant economic value through CHP, CCHP or direct exhaust use configurations, improving total system efficiency to 85–90% or more
●	Where renewable or low-cost fuel sources, including biogas, flare gas, renewable natural gas, and hydrogen blends, reduce the cost of on-site generation
●	Where grid connection costs are prohibitive or grid access is unavailable, such as remote oil and gas production sites, island locations, or rapidly growing data center campuses where utility infrastructure cannot keep pace
●	Where power reliability and quality are mission-critical and the consequences of outages are severe
●	Where peak shaving or demand charge reduction creates meaningful cost savings in markets with highly variable electricity pricing
●	Where policy proposals, grid constraints and market dynamics may encourage behind-the-meter or self-generated power for data centers.

Reciprocating Engines

Reciprocating engines, internal combustion engines similar in principle to those used in automotive applications, represent our most established competitive category. These technologies are widely deployed for both primary and backup power, benefit from decades of market development, and in many cases carry a lower upfront capital cost than microturbines. Key competitors in this category include Caterpillar Inc., Cummins Inc., and Innio Jenbacher and MTU amongst others.

Despite their market presence, reciprocating engines carry meaningful disadvantages relative to Capstone's technology: higher emissions of NOx, CO, and VOCs; greater noise and vibration; more frequent and complex maintenance requirements driven by their use of petroleum-based lubricants; and an architecture that lacks the built-in redundancy of Capstone's multi-module, active-redundancy design. For customers where total cost of ownership, emissions compliance, maintenance simplicity, and operational availability are the determining factors, rather than upfront capital cost alone, we believe Capstone offers a superior value proposition.

Renewable and Storage Technologies

Solar PV, wind, and battery energy storage systems represent a growing category of distributed generation competitors. These technologies produce no direct emissions and benefit from above-market pricing contracts supported by state renewable energy mandates and federal incentives. However, solar and wind remain inherently non-dispatchable, their output is dependent on weather conditions and cannot be reliably controlled to match load demand. Affordable, long-duration utility-scale storage solutions that could effectively address this intermittency challenge have yet to emerge at scale.

Capstone's inverter-based microturbine technology is uniquely positioned not as a competitor to these technologies, but as their essential complement, providing the continuous, dispatchable power generation backbone that makes renewable microgrids reliable and commercially viable. Our systems stabilize the dynamic and frequently changing output of solar, wind, and battery assets, enabling customers to pursue integrated sustainability strategies without sacrificing operational reliability.

Fuel Cells and Linear Generators

A number of fuel cell and linear generator providers are active in markets that overlap with ours, including Bloom Energy and Mainspring Energy. These technologies can achieve slightly lower levels of certain criteria pollutants, NOx, CO, and VOCs, than microturbines in some configurations. However, fuel cells and linear generators generally carry higher capital costs, more complex fuel supply requirements, longer startup times, significant output and efficiency degradation curves (except Linear Generators) and more limited fuel flexibility than Capstone's platform. We believe that on an equivalent-incentive basis, microturbines provide superior economic value to end users across the majority of applications.

Other Microturbine Manufacturers

Capstone also competes with a limited number of other microturbine manufacturers, including Aurelia and Ansaldo Energia S.p.A. (manufacturer of the Turbec microturbine). We believe our nearly four decades of microturbine development, our installed base of over 10,800 units across 89 countries, our proprietary air bearing technology, and our global distribution and service infrastructure represent a durable competitive advantage that is difficult to replicate.

Competitive Strengths

Across all competitive categories, Capstone competes on the basis of our platform's ability to:

●	Provide reliable, continuous power when the utility grid is unavailable, unstable, or insufficient
●	Reduce the total cost of electricity and fuel through CHP efficiency, fuel flexibility, and EaaS commercial structures
●	Deliver high power quality through smart digital electronics, and exceptional availability through our active redundancy architecture and industry-leading maintenance intervals
●	Operate on a wider range of fuel types than any competing technology, from natural gas and propane to biogas, sour gas, flare gas, hydrogen blends, and renewable natural gas
●	Achieve ultra-low emissions that meet or exceed the most stringent regulatory standards in key markets, including CARB certification
●	Serve as the stabilizing backbone of advanced microgrids integrating renewables, storage, and other distributed energy resources
●	Simplify installation, operation, and long-term maintenance through our oil-free design, digital controls, and remote monitoring capabilities
●	Support the next generation of AI and data center infrastructure through our 800 VDC platform and ESP Engineered Equipment Packages, addressing power density, efficiency, and grid-independence requirements that no competing technology currently matches at scale

We believe the convergence of AI-driven power demand, grid constraints, decarbonization pressure, and the structural shift toward behind-the-meter generation is creating a competitive environment that increasingly favors Capstone's unique technology profile, and that the Company is better positioned today than at any point in its history to capture the expanding opportunity before it.

Governmental and Regulatory Impact

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We have systems installed in approximately 89 countries around the world, each of which has its own policies and regulatory framework, which are subject to change. We are affected not only by energy policies, laws, regulations, tariffs and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our products with the electric grid. Further, utility companies may charge additional fees to customers that install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems. This could make our systems less economical for our customers, thereby adversely affecting our sales and ultimately our revenue and profitability. In addition, utility rate reductions can make our products less competitive, which would have a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance in a lower cost, more efficient manner. Additionally, reduced emissions and higher fuel efficiency could help our customers combat the effects of climate change and lower their energy costs. Accordingly, we may benefit from increased government regulations that impose tighter emission standards, particularly on burning coal and fuel oil and fuel efficiency, as long as gas combustion technology solutions are not excluded.

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

Under the Inflation Reduction Act (“IRA”), the Investment Tax Credit (“ITC”) for energy property is transitioning from technology-specific rules (Section 48) to a technology-neutral, emissions-based regime (Section 48E) for projects that begin construction after December 31, 2024.

CHP, CCHP and microturbine projects that begin construction before that date may still qualify for the legacy ITC, including systems powered by natural gas or biogas, subject to IRA continuity requirements. However, under the new technology-neutral framework, eligibility is limited to projects that meet strict greenhouse gas emissions thresholds, which will likely exclude most conventional natural gas CHP systems and potentially limit eligibility for biogas systems depending on lifecycle emissions. Separately, bonus depreciation continues to phase down, with 40% available for property placed in service in 2025 and 20% in 2026.

In global markets, demand has not yet returned to the levels prior to the Russian invasion of Ukraine. Gas power declined for the fifth year in a row in the EU with continued volatility in gas pricing. This has negatively impacted industrial production, a key market for CHP solutions. Gas is still essential for energy security and, with Russian gas exports to Europe via Ukraine stopped at the start of 2025, LNG imports are still expected to support demand. Sales of our products to Europe are likely to remain dampened until greater certainty around gas pricing and supply. In the oil and gas market, production activities have grown as Europe seeks to fill the gap left by the loss of the Nord Stream pipeline, and many producers have committed to reduce methane emissions from their operations. Our systems’ low maintenance costs, reliability, and ability to run on a range of fuels could fit such producers’ needs and result in a positive impact on our sales.

Sourcing and Manufacturing

We are focused on improving our supply chain effectiveness, strengthening our manufacturing processes, and increasing operational efficiencies within our organization. Our manufacturing designs include the use of conventional technology, which has been proven in high-volume automotive and turbocharger production for many years. Some components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, many items are custom made to meet our specifications that require longer lead time. We believe that in most cases, adequate capacity exists at our suppliers. We have several single source suppliers with long lead times which may be more challenging to transition to another supplier. We have an ongoing program to develop alternative suppliers for sole source parts wherever possible. We regularly reassess the adequacy and abilities of our suppliers to meet our future needs. We continue to evaluate and implement new systems designed to provide improved quality, reliability, service, greater efficiency, and lower supply chain costs.

During Fiscal 2026, we remained focused on mitigating supply chain issues, such as the costs of materials and delayed lead times. Localization of our immediate supply chain within the Southwest U.S., located in close proximity to our manufacturing facility in Van Nuys, California, can mitigate some of complexity associated with a geographically dispersed supply chain, as many of our suppliers shared similar experiences following the pandemic resulting in slightly higher prices. As the global markets stabilize, we will look to low-cost countries for cost-saving opportunities while global freight delays, tariffs and costs remain a concern from a supply perspective. For a discussion of the risks relating to the impact of changes to the tariff regime by the current U.S. presidential administration, refer to “Risk Factors – Risks Related to Our Business Operations and Financial Results.” To ensure component availability, we are right sizing our inventory to account for shipping times and variations in our customers’ ordering patterns. We are continuing to maintain proactive measures in the form of safety stocks and investigating dual sourcing potential partners to minimize interruptions to our supply chain.

We have substantially increased our focus on process controls and validations, supplier controls, and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost improvement opportunities through operational effectiveness and the use of lean manufacturing processes. Our ability to leverage these capabilities may be affected by the current variability in our volumes. Our volumes could continue to be negatively impacted by the volatility of the global oil and gas markets, a strong U.S. dollar (making our products more expensive overseas), tariffs and/or import taxes, and ongoing global geopolitical tensions.

Capstone's principal corporate offices and primary operations facility is located at 16640 Stagg Street, Van Nuys, California. This approximately 79,000 square foot facility houses our corporate headquarters, administrative functions, sales and marketing operations, research and development activities, and our manufacturing, assembly, and test operations. The Van Nuys facility serves as the operational hub of the Company, capable of producing more than 1GW of power annually on three shifts.

Research and Development (“R&D”)

In Fiscal 2026, we continued supporting business operational goals and enhancing our existing suite of products, focusing on alternative fuels and technologies, modernizing our key components, and continuing to secure certifications in the global evolution of grid interconnection requirements. We focused our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective, reliable and timely manner. For Fiscal 2026 and 2025, R&D expenses were $3.6 million and $2.7 million, representing approximately 3% of total revenue, respectively, for these fiscal years. We have targeted higher output microturbines which can improve power density for our customers as well as an 800 Volt DC solution for the Data Center space as discussed above.

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

As noted previously in our Products discussion above, we continue to comply with the most stringent grid interconnection standards throughout the world, completing multiple certifications during Fiscal 2025 (see Products for additional details). For Fiscal 2026, we will be dedicating resources to complete other global grid certifications, especially in markets such as Australia and Italy, as well as developing new controls for our C65 to achieve UL1741 SB certification and complement the C1000 family. We are currently in the process of completing UL 1741 SB certification for the C65 and expect to achieve certification in the near term, and believe these certifications will enable customers to produce clean, reliable power while supporting the energy grid with high-speed, power-quality-enhanced functionality.

During Fiscal 2025 and 2026, a significant allocation of Engineering resources were strategically directed toward critical Cost Out and Design for Manufacturing and Assembly (“DFMA”) initiatives. These focused efforts yielded appreciable direct material cost improvements, achieved through innovative design modifications that carefully considered material selection, component integration and standardized parts. These cost reductions were realized without compromising the established high standards of product quality and performance. Capstone analyzed existing designs and minimized unnecessary part count. Simultaneously, we forged stronger partnerships with our key suppliers to collaboratively streamline fabrication processes and deploy lean manufacturing principles across the supply chain.

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

Diversity

We are committed to maintaining, and continuing to foster, our diverse and inclusive work environment. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to promote inclusive, nondiscriminatory hiring and employment practices and fully comply with all laws applicable to discrimination in the workplace. Our DEI stands for Dedication, Excellence and Intelligence.

Workforce Statistics

As of March 31, 2026, we had 115 full-time employees. As of March 31, 2025, we had 100 full-time employees and one part-time employee. No employees are covered by collective bargaining arrangements. We consider relations with our employees to be in good standing.

The Company’s workforce reflects a diverse range of experience and tenure, including both long-tenured employees and newer hires. This balance supports the retention of institutional knowledge while fostering new skills and perspectives. The Company continues to focus on succession planning, knowledge transfer and talent development.

Corporate Information

Capstone Energy+, Inc. (formerly Capstone Green Energy Holdings, Inc.) is the publicly traded successor to a business originally organized in 1988 as NoMac Energy Systems in the State of California. The business was reincorporated in the State of Delaware on June 22, 2000, as Capstone Turbine Corporation, and on April 22, 2021, changed its name to Capstone Green Energy Corporation ("Legacy Capstone"). Effective April 30, 2026, the Company changed its legal name from Capstone Green Energy Holdings, Inc. to Capstone Energy+, Inc., reflecting the Company's broader strategic identity encompassing clean power generation, thermal energy recovery, circular economy applications, and flexible Energy-as-a-Service offerings. The Company's common stock trades under the symbol "CGEH" on the OTCQX Best Market.

As previously reported, on September 28, 2023, Legacy Capstone and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company emerged from Chapter 11 on December 7, 2023 (the "Effective Date") pursuant to a confirmed Plan of Reorganization, and on June 13, 2025, the Bankruptcy Court issued its Final Decree closing the Chapter 11 cases.

In connection with the Plan of Reorganization, Capstone Turbine International, Inc., a former wholly owned subsidiary of Legacy Capstone, became the publicly traded successor entity and was subsequently renamed Capstone Green Energy Holdings, Inc., and then Capstone Energy+, Inc. Legacy Capstone became a private company (the "Reorganized PrivateCo"), retaining certain trademark assets, distributor support assets, and income tax attributes. On March 31, 2026, the assets and liabilities of Reorganized PrivateCo were acquired by the Company pursuant to the Reorganized PrivateCo Services Agreement. See Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. A new operating entity, Capstone Green Energy LLC (the "Operating Subsidiary"), was formed to hold the operating assets of the business, which were transferred from Legacy Capstone and its subsidiaries. The Company holds a majority ownership interest in the Operating Subsidiary, with the remaining interest held by a third party.

For a complete description of the corporate reorganization and related transactions, refer to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Available Information

This Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and exhibits and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet website (http://www. capstoneenergyplus.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. These filings are also available on the SEC’s website at www.sec.gov.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.

●	Risks Related to Liquidity Requirements, such as our substantial indebtedness and our ability to meet our debt obligations as they become due.
●	Risks Related to Our Business Operations and Finance Results, such as those associated with the profitability, safety and regulatory environment of AI, our ability to fund future operating requirements, that a sustainable market for microturbines may never develop, our ability to enter into and compete in the emerging data center market for our products, our lengthy sales cycle, changes to trade regulations, quotas, duties or tariffs, and sanctions, relationships with our OEMs and our distributors, customer concentration risk, product warranty or liability claims, our dependence upon the continuing service of management and key employees, and our vulnerability to interruption by fire, earthquake, riots, domestic and international instability, war, terrorism, geopolitical events and other events beyond our control.
●	Risks Related to Our Product Offerings, such as those associated with our ability to successfully commercialize our products, our ability to produce our products as scheduled and budgeted, our dependence on our suppliers; commodity market factors; and our dependence in part on the oil and natural gas industry.
●	Risks Related to Government Regulation and Litigation, such as those associated with the highly regulated business environment in which we operate, export-import and tariff controls, and litigation or other proceedings that may arise in the ordinary course of business.
●	Risks Related to Data, Security, and Intellectual Property, such as those associated with our ability to adequately protect our intellectual property rights and cybersecurity risks.
●	Risks Related to Ownership of Our Common Stock, such as those associated with potential future dilution, the terms and conditions contained in the Certificate of Designation, and the likelihood that the market for the Common Stock will be limited and the price of our Common Stock will be highly volatile.

For a more complete discussion of the material risks facing our business, please see below.

Risks Related to Substantial Indebtedness and Long-Term Liquidity

There are significant risks related to our substantial indebtedness and our long-term liquidity.

Following our emergence from Chapter 11 and reorganization, we are party to an Exit Note Purchase Agreement (the “Exit Note Purchase Agreement”), for an aggregated principal amount of $21.1 million, including accrued and unpaid interest, commitment fees (the “Exit Notes”) subject to the terms and conditions set forth in the Exit Note Purchase Agreement by and among the Operating Subsidiary, as the issuer, the Guarantors, Purchaser and the Collateral Agent.

The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility. As of March 31, 2026, we had $25.3 million in borrowings outstanding under the Exit Notes, including accrued and unpaid interest, net of debt issuance costs. The Exit Notes mature on December 7, 2026.

The Exit Notes issued pursuant to the Exit Note Purchase Agreement are secured by a lien on substantially all of the present and future property and assets of Operating Subsidiary and each Guarantor, subject to customary exceptions and exclusions. The Exit Note Purchase Agreement also includes conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other customary provisions, including financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA. See Note 11 - Debt in the Notes to Consolidated Financial Statements.

We believe there is a degree of risk that the consolidated liquidity and consolidated adjusted EBITDA financial covenants discussed below will not be satisfied as forecasted. We have in the past secured and may need to secure additional waivers of the covenants or an amendment to the Exit Note Purchase Agreement with the senior lender, but no assurance can be given that additional waivers or an amendment will be obtained. We have the right to cure an event of default for a breach of the consolidated adjusted EBITDA covenant with a prepayment on the Notes up to the amount that is required to achieve the minimum consolidated adjusted EBITDA covenant for the quarter. In the event the Company does not cure the breach, the requisite Purchaser may cause the Collateral Agent to enforce any and all liens and security interests created pursuant to the Collateral Documents and may enforce any and all rights and remedies available. As of the date of this Annual Report on Form 10-K, the Exit Notes, net of discount is classified as current liabilities on the Company’s Consolidated Balance Sheet as of March 31, 2026.

Our obligations under the Exit Note Purchase Agreement have important consequences, including the following:

●	We have not yet secured additional financing to meet our requirements to repay the Exit Notes at their maturity on December 7, 2026. And, while we are actively engaged in refinancing opportunities, there is no assurance that we will be able to repay or refinance the Exit Notes at or prior to their maturity date (or upon acceleration based upon events of default).
●	The Collateral Agent has a lien on substantially all of our assets under the Exit Note Purchase Agreement, securing our obligations under the Exit Notes, may enforce any and all liens and security interests on the collateral we have used to secure the Exit Notes, and we may forfeit our right to such collateral. A default leading to the Purchaser and the Collateral Agent accelerating the maturity of the indebtedness under the Exit Notes would have a material adverse effect on our business and financial condition, and, if the Purchaser and the Collateral Agent exercise their rights and remedies, we could be forced to seek bankruptcy protection again.
●	We were required to dedicate a portion of our cash flow to the payment of interest beginning in December 2024 on the Exit Notes, which reduces the amount of funds available for operations, capital expenditures and future acquisitions.
●	We are exposed to floating interest rate risk under the Exit Note Purchase Agreement, which could cause our debt service obligations to increase significantly. All outstanding Exit Notes bear interest at the Adjusted Term secured overnight financing rate (SOFR) rate plus 7% per annum. The Adjusted Term SOFR rate is a floating rate.

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

Our products represent an alternative technology, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities or that our addressable market will grow sufficiently to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future. In addition, as part of our business strategy, we are focusing our marketing efforts on the data center, energy efficiency, renewable energy and natural resources markets, and expanding our EaaS business. If a sustainable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we have incurred to develop our products, we may have further impairment of assets, and we may be unable to meet our operational expenses. The development of a sustainable market for our systems may be hindered by many factors, including some that are out of our control. Examples include:

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

Our business may depend upon the demand for data centers. Slower expansion of AI data centers due to actual or perceived deceleration in AI adoption or other factors could have an adverse impact on our business, financial condition and results of operations.

While we sell our solutions to customers in a variety of industries and for a variety of applications, we may see a significant increase in demand for our products to meet the power needs of AI data centers, which are experiencing increased demand for reliable, on-site power. These AI data centers are experiencing this increased demand largely as a result of the large power consumption requirements of AI computing and the lack of available generation, transmission and interconnection from the utility grid. A deceleration in AI adoption, changes in customer capital expenditure priorities, financing constraints (including reduced availability of project finance or tax equity), longer permitting or construction lead times, local moratoria, protests or siting restrictions on data centers or distributed generation, or improved grid interconnection timelines could adversely affect AI data centers’ demand for our solutions. The rate at which AI will continue to be adopted, and the resulting increase in power needs by AI data centers and the development of new AI data centers, is inherently difficult to predict and beyond our control. However, if AI adoption does not continue at the pace that we expect, or at all, our business, financial condition and results of operations could be adversely affected.

We have an evolving business model and strategy, which includes an increasing focus on diversifying into partnerships with data centers for AI and HPC companies.

To remain current in an energy industry that is rapidly evolving, we expect the services and products associated with such activities to continue to evolve and accordingly, our business model may also need to evolve. Our growth strategy includes exploring expansion and diversification of our revenue sources into new markets. For example, we are increasing our focus on the data center market. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business, damage our reputation or limit our growth. Such modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within the data center market or other markets. Additionally, any such changes to our business model or strategy could subject us to additional regulatory scrutiny and requirements, including licensing and permitting requirements. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and operating results.

Product quality expectations may not be met, causing slower market acceptance or warranty cost exposure.

Our goal of improving the quality and lowering the total costs of ownership of our products may require engineering changes. Such improvement initiatives may render existing inventories obsolete. Despite our continuous quality improvement initiatives, we may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations, financial condition, and cash flow. Moreover, as we develop new configurations for our microturbines and as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

We sell our products with warranties. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. As of March 31, 2026, the balance for the warranty reserve was $1.0 million. Any future product quality issues with our parts suppliers could lead to lengthy and costly litigation, even if the outcome is ultimately in our favor. In addition, such quality issues with any of our parts could lead us to fail to meet the product quality expectations of our own customers, which could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could impair our results of operations.

The sale of our products typically involves a significant commitment of capital by customers, which can result in the typical delays associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to several significant risks over which we have little or no control. AI and data center customers and other large loads also tend to have longer sales cycles. Prospective customers often undertake a significant evaluation process that may further extend the sales cycle, and which evaluation may be negatively impacted by general market and economic conditions such as inflation, rising interest rates, availability of capital, a recessionary environment, geopolitical instability, energy availability and costs, and the availability and effects of government initiatives.

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

While our production is located in the United States, a majority of the total items on our bill of materials are sourced domestically; however, certain critical or limited-source components and raw materials used in our products are sourced internationally, including from China, Mexico, Canada, and other jurisdictions. Further, our products contain a number of commodity materials, including steel, special high-temperature alloys, copper, nickel, and molybdenum, as well as computer components. We import certain critical and limited-source parts and raw materials, which are subject to increasing tariffs. As a result, we remain subject to risks associated with international trade conflicts, tariffs, export and import controls, sanctions, supply chain constraints, transportation costs, and geopolitical conditions. For example, during recent periods, we have experienced significant price increases in the cost of certain commodity materials and components, and we may continue to see price increases due to tariffs, supply chain constraints, or other market factors. Subsequent modifications and delays to, or invalidation of, various tariffs and associated refund procedures, litigation, and developments, including impacts from the U.S. Supreme Court decision invalidating the use of the International Emergency Economic Powers Act to authorize certain tariffs, have produced heightened uncertainty with respect to trade and tariff policies, which could continue to impact the global trade environment and tariff rates applicable to goods we or our suppliers import and export.

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

Our accounts receivable balance, net of allowances, was $12.9 million and $7 million as of March 31, 2026 and 2025, respectively. Our days sales outstanding (“DSO”) in accounts receivable at the end of Fiscal 2026 was 34 days, compared with 30 days at the end of Fiscal 2025. We recorded net credit loss expense of approximately $0.5 million and $0.8 million during Fiscal 2026 and 2025, respectively. No assurances can be given that future days sales outstanding will not increase and credit loss expense will not increase above current operating levels. Increased credit loss expense or delays in collecting accounts receivable could have a material adverse effect on results of operations and cash flows.

Loss of a significant customer could have a material adverse effect on our results of operations.

E-Finity Distributed Generation (“E-Finity”), Cal Microturbine, DTC Soluciones SA de CV (“DTC”), and Lone Star Power Solutions (“Lone Star”), accounted for approximately 17%, 16%, 13% and 10%, respectively, of our revenue for Fiscal 2026. Additionally, E-Finity, Lone Star and RSP Systems accounted for approximately 14%, 14% and 10%, respectively, of total accounts receivable as of March 31, 2026. The loss of any significant customer could have a material adverse effect on our results of operations and financial condition.

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

As a result of our corporate strategy, we have identified opportunities to outsource to third-party suppliers certain functions which we currently perform. We believe outsourcing can reduce product costs, improve product quality, and increase operating efficiency. These actions may not yield the expected results, and outsourcing may result in production delays or lower-quality products. Transitioning to outsourcing may cause certain of our affected employees to leave before the outsourcing is complete. This could result in a lack of the experienced in-house talent necessary to successfully implement the outsourcing effort. Further, depending on the nature of operations outsourced and the structure of agreements we reach with suppliers to perform these functions, and to the extent restructuring activities affect the use or expected cash flows of other long-lived assets, additional impairment charges may result, or other unanticipated charges, which could have a material adverse effect on our operating results.

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

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate, and retain qualified managerial personnel, including senior members of management. There can be no assurances that we can do so. Our growth may be constrained by resource limitations as competitors and customers compete for human capital resources. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our Company and maintain or expand our product offerings may be adversely affected, and the costs of doing so may increase.

In addition, our internal control systems rely on employees trained in the execution of the controls, particularly within our financial and accounting functions. Loss of these employees or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms further.

Activities necessary to integrate any future acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

Future acquisitions, including our acquisition of Cal Microturbine, LLC on August 13, 2025, involve integration, financing, diligence, customer-retention, cybersecurity, litigation, accounting and other risks. If we are unable to integrate acquired businesses, retain customers or personnel, realize expected synergies or avoid unanticipated liabilities, costs, impairments or other charges, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our acquisition of Cal Microturbine, LLC on August 13, 2025 may fail to generate a financial return or realize anticipated synergies sufficient to offset acquisition costs. This transaction involves significant challenges and risks including that the transaction does not advance our business strategy or strategic goals, that we do not realize a satisfactory return on our investment, that we cannot realize anticipated tax benefits or incur tax costs, that we acquire liabilities and/or litigation, that our due diligence process did not identify significant issues or liabilities, diversion of management’s attention from our other businesses, unknown or unanticipated cybersecurity issues, as well as heightened vulnerabilities during integration, that we face challenges retaining customers of the acquired business, and the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses.

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

Development of higher output microturbines and the refinement and commercialization of our 800 VDC, AI data center and related power solutions may require additional engineering, certification, customer validation, supplier support and capital investment, and may not be completed on schedule, within budget or accepted by customers.

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

Some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. In order to reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon criteria defined by us. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Additionally, if we fail to correctly anticipate our internal supply requirements, an undersupply of parts could limit our production capacity. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in the price of one or more components, or a decrease in demand of our products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial constraints of suppliers on whom we rely could limit our supply of components or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation. We also outsource certain of our components internationally. As a result of outsourcing internationally, we may be subject to delays in delivery because of regulations associated with the import/export process, delays in transportation or regional instability.

Commodity market factors impact our costs and availability of materials.

Our products contain a number of commodity materials from metals, which include steel, special high temperature alloys, copper, nickel, and molybdenum, to computer components. The availability of these commodities could impact our ability to acquire the materials necessary to meet our production requirements. The cost of metals has historically fluctuated. The pricing could impact the costs to manufacture our products. During recent periods, we have experienced significant price increases in the cost of certain commodity materials and components, and we may continue to see price increases due to tariffs, supply chain constraints or other market factors. If we are not able to acquire commodity materials at prices and on terms satisfactory to us or at all, our operating results may be materially adversely affected.

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

Revenue in the oil and natural gas industry is affected by volatility in oil prices, as well as a movement towards clean energy and away from fossil fuels, which has impacted capital expenditures in the oil and natural gas industry. We continue to be impacted by the volatility of the global oil and gas industry. If prices were to decline and remain low for a sustained period, we would expect to see additional declines in our customers’ spending, which would have an adverse effect on our revenue. In addition, a worsening of these conditions may have a material adverse impact on certain of our customers’ liquidity and financial positions, resulting in further spending reductions, delays in the collection of amounts owing to us, and other similar adverse effects. Despite a recent increase in oil prices, we have not yet seen a corresponding significant increase in sales activity, primarily due to customers in our natural resources market vertical moderating their spend on capital expenditures that would include our microturbine products.

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

Our prior restatement and related Audit Committee investigations may continue to affect investor confidence, our reputation and our ability to raise capital.

We previously restated certain prior-period financial statements and concluded related Audit Committee investigations. Although the Restatement occurred in prior periods and related disclosure has been streamlined elsewhere in this Annual Report, related matters may continue to affect investor confidence, our reputation and our ability to raise capital.

We may be involved in litigation and other proceedings that could adversely affect us.

From time to time, we may be involved in claims, litigation, investigations and other proceedings arising in the ordinary course of business, including commercial, employment, contractual, collection and other matters. Litigation and regulatory proceedings are inherently uncertain and may result in substantial costs, diversion of management’s attention, adverse judgments, settlements or other consequences that could adversely affect our business, financial condition or results of operations.

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

As a manufacturer of high technology commercial products, we face security and cybersecurity threats, as well as the potential for business disruptions associated with information technology failures or cybersecurity attacks. Given the nature of our business, we collect, process, and retain sensitive and confidential customer and associated data, in addition to proprietary business information. Our business, including our turbines and related energy assets, may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins and manipulations and similar disruptions, which may not be prevented by our efforts to secure our computer systems and assets, which include vulnerability scans and patching, network firewalls, identity and access management, data encryption, intrusion detection and prevention devices. Our cybersecurity efforts may not be able to prevent rapidly evolving types of cyber-attacks, and a successful breach of our computer systems could result in the misappropriation of personal, payment or sensitive business information, as well as, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information, and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. Both the frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, the conflicts in Israel and Iran or increasing tension with China, may create a heightened risk of cybersecurity attacks. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers or third parties. In addition, we rely on associates, contractors, and other third parties that may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. A security breach involving confidential and proprietary data or the fleet of turbines we have deployed across the globe for our customers could damage our reputation and our ability to retain existing customers or gain new customers and impact the competitive advantages derived from our R&D efforts, the usefulness of our products and services, and ultimately our stock price. In addition, we may incur material liabilities and remediation costs as a result of a security breach, and our insurance may not be sufficient to cover the impact to the business. Moreover, evolving privacy laws in the United States, Europe, and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, which became effective May 2018, establish new individual privacy rights and impose increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and compliance with laws regarding the protection and unauthorized disclosure of personal information. Further, a greater number of our employees are working remotely, which could expose us to greater risks related to cybersecurity and our information technologies systems.

Risks Related to Ownership of Our Common Stock

We are a holding company and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends.

The Company is a holding company with assets consisting primarily of our investment in the Operating Subsidiary. Our business operations are conducted primarily out of the Operating Subsidiary and certain of its subsidiaries. As a result, in addition to the restrictions on payment of dividends that apply under the terms of our existing indebtedness, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from the Operating Subsidiary. Payments to us from the Operating Subsidiary will be contingent upon its earnings and subject to any limitations on the ability of such entity to make payments or other distributions to us.

Future issuances or sales of our Common Stock, exercises by holders of any warrants we may issue or conversion of the Series A Preferred Stock could lower our stock price and dilute the interests of existing stockholders.

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

Holders of our Series A Preferred Stock are entitled to certain dividend payments under the Certificate of Designation that may increase over time and could adversely affect our financial condition and results of operations.

The Series A Preferred Stock will accrue a cumulative dividend at the rate (the “Dividend Rate”) of 5.00% per annum on the original issue price (as increased by prior PIK Dividends) (the “PIK Dividend”), compounding annually and payable in kind by increasing the liquidation preference and accreted value of the Series A Preferred Stock. The PIK Dividend will automatically accrue daily from the date of issuance and compound on each anniversary thereof without requirement of any further action (including the declaration of dividends) by the Company. Beginning on June 30, 2030, we may elect to pay accrued and unpaid dividends for any quarterly period in cash, provided that we satisfy minimum earnings, leverage and liquidity requirements (the “Minimum Financial Metrics”). The Series A Preferred Stock will also entitle holders to participate in any dividends or distributions paid or made on the Common Stock on an as-converted basis.

If the Common Stock is not listed on a national securities exchange on or before the date that is eighteen (18) months after the closing date of the Preferred Stock Investment (the “Preferred Stock Investment Closing Date”), the dividend rate will increase by two hundred (200) basis points per annum on such date and an additional one hundred (100) basis points on each anniversary of such date thereafter. Beginning on the four (4) year anniversary of the Preferred Stock Investment Closing Date and on each June 30, September 30, December 31 and March 31 thereafter, (x) the Regular Dividend Rate (as defined in the Certificate of Designation) will increase by two hundred (200) basis points during certain periods if the Minimum Financial Metrics are not satisfied or one hundred (100) basis points if the Minimum Financial Metrics are satisfied, subject, in each case, to a maximum regular dividend rate of thirteen percent (13.0%) per annum.

If such rate increases occur, our financial obligations to the holders of the Series A Preferred Stock could become significantly more burdensome. Also, our ability to make payments due to the holders of our Series A Preferred Stock using cash is limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the Delaware General Corporation Law (the “DGCL”).

The Certificate of Designation contains anti-dilution provisions that may dilute the interests of our common stockholders, depress the price of our common stock and make it difficult for us to raise additional capital.

If we issue Common stock or Securities convertible into or exercisable for common stock at a price less than the then-applicable conversion price of the Preferred Shares (the “Conversion Price”), then the Conversion Price will be reduced on a weighted-average basis that provides for more significant adjustment in the case of securities issued at a price (or deemed price) that is less than 50% of the then-effective Conversion Price. The Conversion Price is also subject to customary adjustments in the case of a spinoff, recapitalization, rights distribution or similar transaction, with distribution of rights, options or warrants at an exercise price below the then-applicable Conversion Price triggering additional adjustment under the weighted-average basis described above. Such adjustments can dilute the book value per share of Common Stock.  In addition, the perceived risk of dilution may cause our stockholders to be more inclined to sell their Common Stock, which may in turn depress the price of our shares of common stock regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the Preferred Shares remain outstanding.

The Certificate of Designation contains protective provisions and preemptive rights that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.

The Certificate of Designation contains certain protective provisions that require the prior approval of the Majority Holders (as defined in the Certificate of Designation) before we may take certain actions, including, but not limited to, the acquisition of assets, the incurrence of indebtedness and liens, transactions with stockholders, sales and dispositions of assets, the payment of dividends and other distributions, the issuance of equity capital, any change in the authorized number of directors and any voluntary bankruptcy filing, in each case subject to certain exceptions.  These protective provisions may limit our flexibility in raising capital, pursuing strategic transactions or otherwise managing our business, which may have an adverse effect on our financial condition and results of operations.  If we require additional funding while these restrictions remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Certificate of Designation, or we may be forced to seek a waiver from the holders of the Series A Preferred Stock, which such holders are not obligated to grant to us.

The Certificate of Designation also provides that eligible holders of the Series A Preferred Stock have the right to participate, on a pro rata basis, in certain future offerings of our equity and debt securities. These preemptive rights could make it more difficult or time-consuming for us to consummate future capital-raising transactions, and the participation of Series A Preferred Stockholders in such offerings could increase the overall dilution to our existing common stockholders.

Under the securities purchase agreement we entered into with certain investors on November 24, 2025 (the “2025 PIPE Purchase Agreement”), the Company is restricted from entering into or effecting variable rate transactions until January 2, 2027.

These protective provisions and other limitations may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

There is currently limited public trading market for our common stock on the OTC market, and we cannot assure you that a more active trading market will develop for our common stock.

As of this filing, the Company’s Common Stock trades on the Over the Counter (“OTC”) market under the ticker symbol CGEH. We cannot provide any assurance that the trading volume or price will increase with over-the-counter trading. Being listed on a more limited marketplace such as OTC, may have an adverse effect on the liquidity of the Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for the Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for the Common Stock.

The market price of our Common Stock is likely to be highly volatile and you could lose all or part of your investment in our securities.

There is limited trading activity for our Common Stock in the OTC market. An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment and the market price of our Common Stock is likely to be highly volatile. Given the continued uncertainty surrounding many variables that may affect our business, and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our Common Stock to change, regardless of our operating performance. Factors that could cause fluctuation in our stock price may include, among other things:

●	actual or anticipated variations in quarterly operating results;
●	the limited market for our Common Stock;
●	market sentiment toward alternative energy stocks in general or toward us;
●	changes in financial estimates or recommendations by securities analysts;
●	conditions or trends in our industry or the overall economy;

●	loss of one or more of our significant customers;
●	errors, omissions, or failures by third parties in meeting commitments to us;
●	changes in the market valuations or earnings of our competitors or other technology and energy companies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, or other strategic initiatives;
●	announcements of significant market events, such as power outages, regulatory changes, or technology changes;
●	changes in the estimation of the future size and growth rate of our market;
●	future equity financings;
●	the failure to produce our products on a timely basis in accordance with customer expectations;
●	the inability to obtain necessary components on time and at a reasonable cost;
●	litigation or disputes with customers or business partners;
●	capital commitments;
●	additions or departures of key personnel;
●	developments relating to litigation or governmental investigations; and
●	decreases in levels of oil, natural gas and electricity prices.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our Common Stock. Global financial markets have experienced extreme disruption in recent years, including, among other things, extreme volatility in securities prices.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been instituted against the Company. We and our directors and officers may be named as defendants in other types of legal proceedings in the future. This type of litigation, regardless of whether we prevail on the underlying claim, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our financial condition, results of operations and cash flow.

Provisions in our certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay or prevent a merger or acquisition at a premium price.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of the General Corporation Law of the State of Delaware, could discourage, delay, or prevent unsolicited proposals to merge with or acquire us, even though such proposals may be at a premium price or otherwise beneficial to common stockholders. These provisions include authorization by our Board of Directors (the “Board”) to issue shares of preferred stock, on terms the Board determines in its discretion, without stockholder approval, and the following provisions of Delaware law that restrict many business combinations.

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

We have not paid cash dividends on any of our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our ability to distribute dividends is subject to restrictions that apply under the terms of our existing indebtedness and the Certificate of Designation. Refer to “We are a holding company and will depend on dividends and distributions from our Operating Subsidiary to pay any dividends.” As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our securities if the price of our Common Stock increases.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Cybersecurity risk management is an integral component of Capstone's overall enterprise risk management framework. We use, store, and process sensitive data relating to our customers, employees, partners, and suppliers across our business operations, and we recognize that the protection of this data, and the systems through which it flows, is essential to maintaining the trust of our stakeholders and the continuity of our business.

Following the NIST Cybersecurity Framework, we have implemented a cybersecurity risk management program designed to identify, assess, prioritize, and mitigate risks from cybersecurity threats to our data, systems, and operations. Key elements of our program include:

●	Threat Identification and Continuous Monitoring. Our third-party IT service providers provide 24/7 security monitoring of our systems and networks, enabling real-time detection and response to potential threats. We supplement this with internal monitoring and periodic assessments designed to identify emerging risks and vulnerabilities before they can be exploited.
●	Third-Party Risk Management. We apply comprehensive due diligence in evaluating and onboarding third-party service providers with access to our systems or data, including assessment of their cybersecurity controls, compliance posture, and incident response capabilities. We maintain ongoing monitoring of key third-party relationships and require adherence to applicable security standards as a condition of engagement.
●	Employee Training and Awareness. We provide regular cybersecurity awareness training to all employees, incident response personnel, and senior management, covering best practices for data privacy and security, phishing recognition, and safe handling of sensitive information. This training is updated periodically to reflect the evolving threat landscape.
●	Incident Response Planning. We have implemented a formal cyber incident response plan that establishes clear protocols for the identification, escalation, assessment, and remediation of cybersecurity incidents. The plan defines reporting obligations to senior management, the Audit Committee, and the Board, with the goal of ensuring timely assessment of material incidents and compliance with applicable disclosure requirements. Our incident response plan is reviewed and tested annually through a cybersecurity tabletop exercise to validate its effectiveness and identify areas for improvement.
●	Integration with Enterprise Risk Management. Cybersecurity threats are evaluated alongside other material business risks as part of our broader enterprise risk management process, ensuring that cybersecurity considerations are embedded in strategic and operational decision-making at all levels of the organization.

Governance

The Board is responsible for overseeing the assessment and management of major risks facing the Company, including cybersecurity risks. The Board has delegated primary oversight responsibility for information security matters to the Audit Committee, which receives periodic updates from management on the state of the Company's cybersecurity program, current and emerging threats, and the effectiveness of risk mitigation strategies and controls.

At the management level, our Chief Financial Officer ("CFO") has overall responsibility for cybersecurity risk management oversight, including the adequacy of risk mitigation strategies, systems, processes, and controls. The CFO receives regular updates from our internal IT team and third-party service providers on cybersecurity and information security matters, and communicates with the Audit Committee and the Board on a periodic basis, and promptly in the event of a significant incident, regarding the state of our cybersecurity posture and any material developments.

Day-to-day cybersecurity operations are managed by our Director of IT, who leads an internal team of security professionals and coordinates with our third-party IT service providers. Our IT team includes a Certified Information Systems Security Professional ("CISSP") and other professionals with extensive experience across a range of cybersecurity and technology disciplines. This combination of internal expertise and external 24/7 monitoring support is designed to provide comprehensive coverage of our cybersecurity risk environment.

The Audit Committee reviews cybersecurity risk as part of its broader risk oversight responsibilities and maintains direct lines of communication with both the CFO and the Director of IT to ensure that material developments are escalated appropriately and that the Board maintains informed oversight of this critical risk area.

Cybersecurity Incidents

As of the date of this report, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, cybersecurity threats are continuously evolving, and we cannot provide assurance that our program will prevent all incidents or that future incidents will not have a material impact on our business. For a more complete discussion of cybersecurity-related risks, see Part I, Item 1A, “Risk Factors.”

Item 2. Properties.

Capstone's principal corporate offices and primary operations facility is located at 16640 Stagg Street, Van Nuys, California. This approximately 79,000 square foot facility houses our corporate headquarters, administrative functions, sales and marketing operations, research and development activities, and our manufacturing, assembly, and test operations. The Van Nuys facility serves as the operational hub of the Company, capable of producing more than 1GW of power annually.

In addition, Capstone operates an Integrated Remanufacturing Facility in Gosport, Hampshire, United Kingdom, comprising approximately 9,668 square feet of office and manufacturing space located at Unit 800, Fareham Reach, Fareham Road. This facility supports our European and global distributor network by producing new and remanufactured parts, reducing lead times and improving service responsiveness across our international installed base. The leases for the Gosport facility expire in May 2036.

Management believes that our current facilities are adequate to support our operations for the foreseeable future. As our data center, ports, and other strategic market initiatives advance, we will continue to evaluate our real property needs and may seek additional or alternative space to support growth in manufacturing capacity, engineering resources, or commercial operations as warranted.

Item 3. Legal Proceedings

The Company is from time to time involved in claims, litigation and other proceedings arising in the ordinary course of business, including commercial, employment, contractual and collection matters. The Company does not currently believe that any such ordinary-course matters are material to its business, financial condition or results of operations.

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California alleging breach of contract relating to the parties’ prior distributor relationship (which terminated at the end of March 2018) and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement and promissory note in favor of Capstone. The Company subsequently modified its complaint to include Turbine Intl. guarantors as defendants. The Company was seeking approximately $4.8 million in compensatory damages, along with injunctive relief and attorney’s fees, interest, and costs. In 2024, the Court ordered default judgments first against Turbine International and then against the other defendants. The default judgment in the amount of approximately $7.3 million, which included pre-judgment interest and costs of the suit, was entered and placed on the docket in June 2025. The Company has prevailed in this proceeding. The ability of Capstone to collect on the judgment is unclear, as the defendants are overseas or without U.S.-based assets, therefore we have not recorded a receivable as of March 31, 2026.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is publicly traded on the OTCQX Best Market, operated by OTC Markets Group Inc., under the ticker symbol "CGEH." Prior to September 26, 2025, the Company's common stock was quoted on the OTC Pink Open Market under the same symbol. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The OTCQX Best Market is the highest tier of the OTC Markets platform and is designed for established, investor-focused companies that meet rigorous financial standards, adhere to best-practice corporate governance and demonstrate ongoing compliance with applicable securities laws. The Company's uplisting to OTCQX in September 2025 reflects its continued commitment to transparency, enhanced investor visibility, and improved market accessibility for both institutional and retail investors, and represents a meaningful milestone in the Company's post-emergence trajectory.

Investors should be aware that securities traded on the OTC markets generally experience lower trading volumes and less liquidity than securities listed on national securities exchanges such as the NYSE or Nasdaq. As a result, the market price of our common stock may be subject to greater volatility than exchange-listed securities and may fluctuate significantly in response to factors including, but not limited to, variations in our operating results, changes in general market or macroeconomic conditions, developments in the distributed energy industry, and broader investor sentiment toward small-capitalization companies.

Common Stock Price History

The following table sets forth the high and low sales prices of the Company’s common stock, par value $0.001 per share, for the periods indicated, based on trading prices as reported on the OTC Markets. Periods prior to the Company’s uplisting to OTCQX on September 26, 2025 reflect trading on the OTC Pink Open Market.

	Low ($)	High ($)
Fiscal 2027 to Date
First Quarter (through June 18, 2026)	$5.34	$14.20
Fiscal 2026
Fourth Quarter	$4.03	$6.67
Third Quarter	1.76	6.14
Second Quarter	0.80	2.80
First Quarter	0.25	1.14
Fiscal 2025
Fourth Quarter	$0.10	$1.22
Third Quarter	-	-
Second Quarter	-	-
First Quarter	-	-

Stockholders

As of June 18, 2026, there were approximately 317 holders of record of our common stock and 8 holders of record of our non-voting common stock. The number of holders of record does not include persons whose shares are held in "street name" through brokers, banks, or other nominees, and the actual number of beneficial holders of our common stock is likely substantially greater than the number of holders of record.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate doing so in the foreseeable future. We currently intend to retain all available funds and any future earnings to support the continued development and expansion of our business.

As a holding company, we are dependent upon dividends and distributions from our Operating Subsidiary, Capstone Green Energy LLC, to fund any future dividend payments. The terms of our outstanding indebtedness and the Certificate of Designation currently restrict our ability to pay cash dividends, and any future indebtedness we may incur could impose additional restrictions. Any future determination to declare or pay cash dividends will be made at the sole discretion of our Board, taking into account our financial condition, results of operations, capital requirements, contractual restrictions, and any other factors the Board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For information about our equity compensation plans, including the number of securities authorized and available for future issuance, refer to Item 12 of Part III of this Annual Report on Form 10-K, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock pursuant to publicly announced repurchase programs during Fiscal 2026. However, the Company withheld a limited number of shares of its common stock in connection with the vesting of restricted stock units to satisfy employee tax withholding obligations which are reflected as treasury shares.

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

Recent Developments

During Fiscal 2026, the Company executed several strategic, financing, and operational initiatives that impacted its capital structure, liquidity, and operations.

Refer to Note 2 – Basis of Presentation and Significant Accounting Policies for information regarding the Company’s liquidity position, and recent financing activities.

Refer to Note 11 – Debt for additional information on the Company’s Exit Note Purchase Agreement and related debt obligations, including outstanding balances and maturity profile.

Refer to Note 12 – Commitments and Contingencies for information related to legal matters, service agreements, and other contractual obligations.

Refer to Note 13 – Temporary Equity for a discussion of the Company’s capital structure, including the issuance of convertible preferred stock and related impact on stockholders’ equity.

Refer to Note 15 – Common Stock Issuance and Private Investment in Public Equity ("PIPE") Financing Transaction for additional information regarding equity financings completed during Fiscal 2026, including the November 2025 and March 2026 transactions. References to the “November 2025 PIPE” and “March 2026 PIPE” mean the Company’s equity financings completed in November 2025 and March 2026, respectively (see Note 15 – Common Stock Issuance and PIPE Financing Transaction). Collectively, these transactions are referred to as the “PIPE Financings.”

Refer to Note 20 – Business Combinations for information on the acquisition of distributor-related operations, including the Cal Microturbine acquisition and the acquisition of Capstone Distributor Support Services Corporation, and the related recognition of intangible assets.

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

In addition to our traditional market verticals, we are actively developing advanced energy solutions for the AI data center market. The surging demand for artificial intelligence compute power has created a critical need for on-site, high-reliability power generation that traditional utility grids are struggling to meet. We are developing an 800-volt direct-current microturbine solution designed to interface directly with next-generation AI chip architecture, delivering grid-independent, high-voltage DC power with meaningfully improved efficiency compared to legacy conversion systems. These integrated AI Power Blocks are scalable from edge deployments to AI giga-campus environments and represent a significant near-term commercial opportunity for the Company. We have not yet generated revenue from AI data center applications, and commercialization and customer adoption of these solutions remain subject to execution, validation and market risks.

For Fiscal 2026, net revenue was $106.0 million compared to $85.6 million for Fiscal 2025, a 24% increase from the prior year. Product and Accessories revenue increased $16.6 million, or 41% primarily driven by the marketplace’s increased confidence in Capstone’s long-term business outlook, which allowed us to capture stronger demand and better pricing from customers & distributors. Rental revenue also increased $1.5 million, or 10%, due to higher utilization of our rental fleet compared to the prior year, and Parts and Services revenue increased $2.3 million or 7% primarily driven by the compounding effect of prior years’ sales. Cost of goods sold totaled $72.1 million in Fiscal 2026 compared to $62.3 million in Fiscal 2025, a 16% increase primarily driven by product mix. Gross profit was $33.9 million in Fiscal 2026 compared to $23.3 million in Fiscal 2025, a 45% increase from the prior year, reflecting margin improvement across all three revenue streams. Product and Accessories gross margin increased approximately 7 percentage points, from 3% to 10%, primarily reflecting improved pricing realization and a more favorable product mix. Parts and Services gross margin increased approximately 8 percentage points, from 56% to 64%, driven by the higher-margin contribution of an expanding installed base and operating leverage on a largely fixed cost structure. Rental gross margin increased approximately 9 percentage points, from 35% to 44%, reflecting higher fleet utilization spread over a relatively fixed asset base.

During Fiscal 2026, we reported net income of $2.8 million, or $0.14 per basic share, compared to a net loss of $7.2 million, or $0.38 per basic share, in Fiscal 2025, reflecting a $10.0 million improvement driven primarily by revenue growth of $20.4 million, improved gross margins, and only minimal increases in operating expenses. Net loss attributable to common stockholders was $66.8 million, or $3.21 per basic and diluted share for Fiscal 2026, compared to $7.2 million, or $0.38 per basic and diluted share, for Fiscal 2025. The difference between net income and net loss attributable to common stockholders in Fiscal 2026 reflects a non-cash deemed dividend of $69.6 million arising from the accretion of the Operating Subsidiary's Redeemable Preferred Units to their maximum redemption value immediately prior to their full redemption on March 31, 2026. This non-cash charge does not affect the Company's revenues, operating cash flows, or total assets, and management believes net income of $2.8 million is the most meaningful measure of the Company's operational performance for the period.

In the energy efficiency market, we continue to expand our market presence in hotels, office buildings, hospitals, retail and industrial applications globally. The energy efficiency segment remained the leading market segment in Fiscal 2026. The renewable energy market is fueled by landfill gas, biodiesel and biogas from sources such as food processing, agricultural waste and livestock manure. Our product sales in the oil and gas and other natural resources market are driven by our microturbines’ reliability, emissions profile and ease of installation. Given the volatility of the oil and gas market, our business strategy is to ensure diversification by also targeting projects within the energy efficiency and renewable energy markets.

We continue to focus on improving our products based on customer input, building brand awareness and new channels to market by developing a diversified network of strategic distribution partners. Our focus is on products and solutions that provide near-term opportunities to drive repeatable business rather than discrete projects for niche markets. In addition, management closely monitors operating expenses and strives to improve manufacturing efficiencies while simultaneously lowering direct material costs and increasing average selling prices. The key drivers to our success are competitive selling prices, lower direct material costs, positive new order flow, reduced cash usage and expansion of the Energy-as-a-Service (“EaaS”) business.

Key Initiatives

Focus on Vertical Markets. Our industry-leading, highly efficient, low-emission, resilient microturbine energy systems offer scalable solutions in addition to a broad range of customer-tailored solutions. We target specific market verticals for these products.

Within the distributed generation markets that we serve, we focus on vertical markets that we identify as having the greatest near-term potential. In our primary products and applications (energy efficiency, natural resources, renewable energy, critical power supply, microgrid, bridge power transportation and EV charging, ports, and AI data center products), we identify specific targeted vertical market segments. Within each of these segments, we identify what we believe to be the critical factors to success and base our plans on those factors. Given the volatility of the oil and gas market, we have refocused our business strategy to target projects within the energy efficiency market.

Energy Efficiency—CHP/CCHP

Energy efficiency refers to the proper utilization of both electrical and thermal energies in the power production process. In such applications, our microturbines can maximize the availability of usable energy to provide a significant economic advantage to customers while reducing their on-site emissions. Combined Heat and Power (“CHP”) and Combined Cooling, Heat and Power (“CCHP”) can improve site economics by capturing the waste heat created from a single combustion process to increase the efficiency of the total system, from approximately 30% up to 85% for hot water and chilled water to as much as 90% or more for certain steam and direct drying applications. Compared with more traditional, independent generation sources, the increase in operational efficiency also reduces greenhouse gas emissions through the displacement of other separate systems, which can also reduce operating costs and industrial waste.

Natural Resources – Crude Oil, Natural Gas, Shale Gas & Mining

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

Critical Power Supply

Certain mission-critical, high-demand power users, including advanced technology facilities, healthcare campuses, and data-intensive operations, require a level of power reliability that the traditional utility grid alone cannot consistently deliver. Grid vulnerability during severe weather events, wildfires, and other disruptions has increased the urgency for on-site power solutions capable of operating independently of centralized infrastructure.

Capstone's microturbine solutions offer a compelling alternative to conventional uninterruptible power supply (“UPS”) systems and diesel backup generators for these environments. Designed for continuous operation, our systems feature built-in black-start capability and seamless transition to stand-alone islanding mode, ensuring uninterrupted power when grid availability cannot be assured. We believe demand for dispatchable, behind-the-meter critical power solutions will continue to grow as grid reliability concerns persist and the consequences of downtime intensify across these sectors.

Bridge Power

Commercial and industrial customers increasingly face a significant timing disconnect between their operational power requirements and the availability of permanent grid infrastructure. Interconnection queues have lengthened considerably, substations in high-growth areas are operating at or near capacity, and utility construction timelines routinely lag the development schedules of data centers, manufacturing facilities, EV charging networks, and other high-load projects.

Capstone's modular, containerized microturbine solutions address this gap by delivering reliable, dispatchable on-site generation while permanent grid access is secured. Compared to conventional diesel generation, our low-emission microturbines are better positioned to meet stringent air quality requirements, can be rapidly deployed and scaled to load, and integrate into a facility's long-term energy infrastructure upon grid interconnection. As grid constraints continue to intensify across high-growth markets, we believe Capstone is well-positioned to capture an expanding opportunity in bridge power, offering customers a cleaner, more flexible alternative to legacy temporary generation solutions.

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

Transportation and EV Charging

Our technology can also be used to support the Electric Vehicle (“EV”) market by providing power solutions to charge vehicles. Our products can fill a void in the EV market for vehicle charging capacity and convenience. Our customers have applied our products in EV applications for fleets and remote location charging stations. Capstone is actively expanding its global EV charging deployments, targeting fleet operators, remote installations, and high-demand charging environments where grid-independent power solutions deliver the greatest value.

Ports

Regulatory pressure to electrify port operations is intensifying, yet marine terminal power infrastructure faces significant constraints in quality, reliability, and availability. Capstone's containerized microturbine systems address these demands directly, delivering up to 1 MW of ultra-low-emission on-site power and EV charging within a single 30-foot container. The compact, relocatable form factor eliminates the civil works requirements of permanent infrastructure and allows operators to right-size and reposition generation assets as operational needs evolve. Our validated 30% hydrogen-natural gas blended and 100% hydrogen operation further positions Capstone to support port operators through current emissions compliance and toward longer-term net-zero objectives.

We believe the convergence of tightening electrification mandates, grid constraints, and demand for fuel-flexible distributed generation creates a substantial and growing opportunity in this vertical. With a differentiated product profile purpose-built for complex port environments, we are actively pursuing this market as a meaningful contributor to long-term revenue growth.

AI Data Center

Surging demand for AI compute has driven unprecedented capital investment in data center infrastructure globally, while exposing a critical vulnerability: the inability of traditional utility grids to deliver power at the speed, scale, and reliability that next-generation facilities require. Grid constraints, rising electricity costs, and the power density demands of modern AI workloads are accelerating the shift toward on-site generation, a shift that plays directly to Capstone's core strengths.

Capstone's microturbine-based systems address the sector's requirements for integrated redundancy, ultra-low emissions, and thermal efficiency. Waste heat recovery converted to chilled water at approximately one-tenth the energy consumption of conventional electric chillers improves total site efficiency to approximately 85%. Our microturbines natively produce approximately 760 VDC, a strong technical foundation for the emerging 800 VDC data center standard, enabling a direct-current solution that eliminates multiple AC/DC conversion stages, reduces copper mass by up to 45%, and improves power efficiency by as much as 5% compared to legacy systems. These integrated AI Power Blocks scale from edge deployments to 200 MW AI campus configurations.

Although revenue contribution from this vertical remains in early stages, we view the AI data center market as one of the most significant long-term growth opportunities in Capstone's history. We are actively pursuing opportunities in this market and investing in product development, strategic partnerships, and commercial readiness to capitalize on the next generation of AI and data center infrastructure. With a differentiated technical profile and a compelling 800 VDC product advantage, we believe Capstone is well-positioned to compete for a meaningful share of one of the largest infrastructure buildouts of the decade

Sales and Distribution Channels

Distributors

We seek out distributors that have business experience and capabilities to support our growth plans in our target markets. A significant portion of our revenue is derived from sales to distributors that resell our products to end users. We have a total of 47 distributors and partners, Original Equipment Manufacturers (“OEMs”) and national accounts. In the United States and Canada, we currently have 8 distributors, OEMs and national accounts. Outside of the United States and Canada, we currently have 39 distributors, OEMs and national accounts. We continue to refine our distribution channels to address our specific targeted markets.

Direct Sales

In addition to our distributor network, during fiscal year 2026 we expanded our go-to-market strategy to include direct sales through the acquisition of Cal Microturbine, formerly one of our distributors. This acquisition marks a strategic evolution in how we reach end users, enabling us to capture additional margin, deepen customer relationships, and gain more immediate insight into end-user demand and purchasing patterns. Through our direct sales channel, we are able to offer customers more tailored service and support while maintaining greater control over pricing and product positioning. We believe our direct sales capability complements our existing distributor relationships and strengthens our overall commercial platform as we continue to grow.

Service. As part of our EaaS business line, we provide services primarily through our global distribution network. Together with our global distribution network, we offer comprehensive service plans for a fixed fee to perform regularly scheduled and unscheduled maintenance as needed. We provide factory and on-site training to certify all personnel that are allowed to perform service on our microturbines. LTMAs and FPPs are generally paid monthly or quarterly in advance.

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

New Product Development. Our new product development strategy focuses on meeting the specific needs of our target vertical markets. Our C65, C200, C600, C800, and C1000 Series microturbines will continue to be our foundational product lines, and we are actively expanding this lineup with the development of the C250, a 250-kilowatt engine that has completed successful test runs and is advancing through our commercialization process. The C250 is designed to serve as a highly efficient, modular building block for distributed generation applications, including AI data center deployments where its power output maps well to the block-power topology increasingly favored by data center operators. Our research and development efforts are directed at enhancing the features and capabilities of both our existing product lines and these new platform additions.

To bolster power resilience, we have developed an 800-volt direct-current ("800 VDC") output platform utilizing our core microturbine technology. In October 2025, we announced, together with Microgrids 4 AI, Inc. ("MG4AI"), the integration of this 800 VDC microturbine with MG4AI's modular, liquid-cooled data center kits to create turnkey, grid-independent "AI Power Blocks." Each AI Power Block delivers power, liquid cooling, and compute as a unified, rapidly deployable system. The 800 VDC architecture directly powers GPU server racks without the AC-to-DC conversion stage required by legacy systems, improving efficiency by eliminating rectification losses and reducing copper distribution requirements by up to 45% compared to conventional 208/480 VAC distribution. These AI Power Blocks are designed to scale from edge deployments to AI giga-campus environments exceeding 1 GW and are aligned with the 800 VDC architectures endorsed by leading semiconductor and infrastructure platforms. This advancement also broadens our applications beyond AI data centers, allowing our microturbine solutions to be deployed in EV charging and other direct-current applications without requiring synchronization with traditional high-voltage alternating-current ("AC") utility grids, and providing a bridge during the rigorous grid interconnect certification process.

We are also developing new combustion liner technology capable of delivering approximately 5 ppm NOx without emissions aftertreatment, further strengthening our competitive position in markets with stringent air quality requirements. Additionally, we are collaborating with industry leaders to create autonomous power solutions designed to anticipate overload conditions and proactively supplement insufficient grid resources with readily available microturbine power. We are accelerating the development of onboard remote monitoring systems designed to ensure reliable power service and asset telemetry through cloud-based features, significantly improving the user experience.

The Company continues to advance fuel flexibility across its product lines, including validated operation on hydrogen fuel blends. Our microturbines have demonstrated the capability to operate on hydrogen-blended fuels, which we believe positions the Company to support customers with longer-term decarbonization objectives as hydrogen infrastructure continues to develop.

Cost and Core Competencies. We believe that the core competencies of our products are our recuperator design, air bearing technology, advanced combustion technology and sophisticated power electronics to form efficient and ultra-low emission electricity and cooling and heat production systems. Our core intellectual property is contained within our air bearing technology. We continue to review avenues for cost reduction by sourcing from the best value supply chain option. In order to utilize manufacturing facilities and technology more effectively, we are focused on continuous improvements in manufacturing processes. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, including robotics, supply chain management and logistics. Management expects to be able to lower our costs as product volumes increase.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board. In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

●	Inventories. Our inventories are valued at the lower of cost (determined on a first in first out basis) or net realizable value. We routinely evaluate the composition of our inventories and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if write-downs are required. Included in this assessment is a review for obsolescence as a result of engineering changes in our product. Future product enhancement and development may render certain inventories obsolete, resulting in additional write-downs of inventories. In addition, inventories are classified as current or long-term based on our sales forecast and, in part, based on our projected usage for warranty claims and service. A change in forecast could impact the classification of inventories.

●	Valuation of Intangible Assets Acquired in Business Combinations. The Company records identifiable intangible assets acquired in business combinations at fair value as of the acquisition date in accordance with ASC Topic 805. The determination of fair value requires significant judgment and is therefore considered a critical accounting estimate. The Company estimates the fair value of acquired intangible assets using income-based approaches, which require assumptions regarding projected revenues, customer attrition rates, expected useful lives, and discount rates. These assumptions are based on management’s estimates of future operating results and market conditions and are developed with the assistance of third-party valuation specialists. Changes in these assumptions could materially impact the fair value of intangible assets recognized, the allocation of purchase price, and future amortization expense. In addition, the Company evaluates intangible assets for impairment when indicators are present, which also requires the use of significant estimates. Refer to Note 8 – Intangible Assets and Note 20 – Business Combinations for more information.

Results of Operations

Year Ended March 31, 2026, Compared to Year Ended March 31, 2025

The following table summarizes our revenue by geographic markets (in millions):

	Year Ended March 31,
	2026	2025
United States and Canada	$70.7	$56.5
Europe	9.9	11.3
Latin America	19.0	9.1
Asia and Australia	5.2	8.1
Middle East and Africa	1.2	0.6
Total	$106.0	$85.6

Revenue. Revenue for Fiscal 2026 increased $20.4 million, or 24%, to $106.0 million from $85.6 million for Fiscal 2025. Increases in revenue in the United States and Canada were primarily attributable to higher sales in Cal West territories, driven by customers taking advantage of the investment tax credit (“ITC”) safe harbor ahead of its expiration. In Latin America, revenue growth was primarily driven by increased activity in Mexico, reflecting the reshoring of manufacturing from Asia following announced U.S. tariffs, as well as changes in interconnection regulations that allowed for larger project sizes. Decreases in revenue in Europe were primarily due to the conversion of a large customer from rental to product sales during Fiscal 2026, while decreases in Asia and Australia were attributable to reduced funding availability associated with ongoing geopolitical instability in the Middle East.

The following table summarizes our revenue (revenue amounts in millions):

	Year Ended March 31,
	2026			2025
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$54.8	37.2	112	$38.1	26.7	109
Accessories	2.1			2.2
Total Product and Accessories	56.9			40.3

Parts and Service	33.2			30.9
Rentals	15.9			14.4
Total	$106.0			$85.6

For Fiscal 2026, revenue from microturbine products and accessories increased $16.6 million, or 41%, to $56.9 million from $40.3 million for Fiscal 2025. The $16.6 million increase or additional 10.5 MWs compared to the previous year, was the result of Capstone’s stronger standing as a provider of reliable and high-quality equipment and services in the microturbines market. Average revenue per megawatt shipped was approximately $1.5 million and $1.4 million during Fiscal 2026 and Fiscal 2025, respectively, primarily driven by the effect of previously announced product price increases and rental unit sales. The timing of shipments is variable and based on several factors (including customer deposits, payments, availability of credit and delivery schedule changes), most of which are not within our control and can affect the timing of revenue recognition.

On August 13, 2025, the Company completed the acquisition of Cal Microturbine, LLC, one of the Company’s existing distributors serving the western United States. Following the acquisition, the Company directly conducts sales, aftermarket parts, and service for customers in California, Hawaii, Nevada, Oregon, and Washington under the business unit “Capstone West Territory.” The acquisition contributed approximately $4.0 million of revenue to the Company’s consolidated results for the period from the closing date through March 31, 2026. Refer to Note 20 - Business Combination for additional information.

Parts and service revenue for Fiscal 2026 increased $2.3 million, or 7%, to $33.2 million from $30.9 million for Fiscal 2025 benefiting from the impact of direct sales as a result of the Cal Microturbine acquisition.

Rentals revenue for Fiscal 2026 increased $1.5 million, or 10%, to $15.9 million from $14.4 million for Fiscal 2025. This increase was driven by a surge in the average rental prices per MW from $29,500 in Fiscal 2025 to $33,300 in Fiscal 2026.

Customer Concentration. For the year ended March 31, 2026, sales to E-Finity, Cal Microturbine, DTC, and Lone Star accounted for approximately 17%, 16%, 13% and 10%, respectively, of our total revenue for Fiscal 2026. Sales to E-Finity, Lone Star, Horizon Power Systems (“Horizon”) accounted for 13%, 12% and 11%, respectively, of our revenue for Fiscal 2025.

Gross Profit.  Cost of goods sold includes direct material costs, production and service center labor and overhead, applicable depreciation, inventory charges and provision for estimated product warranty expenses. Gross profit was approximately $33.9 million, or 32% of revenue, for Fiscal 2026, compared to gross profit of $23.3 million, or 27% of revenue, for Fiscal 2025. The increase of $10.6 million during Fiscal 2026 compared to Fiscal 2025 was primarily driven by increased profitability on product and accessories sales and the rentals and parts & services businesses which increased 10 points and 9 points, respectively. During Fiscal 2026, we continued to implement cost-out initiatives, which includes negotiating better pricing with vendors and vendor selection.

The following table summarizes our gross profit (in millions except percentages):

	Year Ended March 31,
	March 31,
	2026	2025
Gross Profit
Product and accessories	$5.5	$1.1
As a percentage of product and accessories revenue	10%	3%

Parts and services	$21.4	$17.2
As a percentage of parts and service revenue	64%	56%

Rentals	$7.0	$5.0
As a percentage of rentals revenue	44%	35%

Total Gross Profit	$33.9	$23.3
As a percentage of total revenue	32%	27%

Product and accessories gross margin improved $4.4 million or 10% during Fiscal 2026 from 3% during Fiscal 2025, primarily due to higher-margin product revenue in Fiscal 2026. This improvement occurred despite increased tariffs and higher inbound freight costs during Fiscal 2026. Parts and service gross margin as a percentage of parts and service revenue increased to 64% for Fiscal 2026 compared to 56% for Fiscal 2025 primarily due to increased parts sales, service agreement pricing and overhead costs absorption in Fiscal 2026. These improvements were achieved despite increased tariffs and higher inbound freight costs during Fiscal 2026. Rentals gross margin as a percentage of rentals revenue increased to 44% for Fiscal 2026 compared to 35% for Fiscal 2025 primarily due to higher rental pricing and timing of maintenance costs in Fiscal 2026.

Research and Development (“R&D”) Expenses. R&D expenses for Fiscal 2026 and 2025 increased to $3.6 million in Fiscal 2026, compared to $2.7 million in Fiscal 2025. Higher R&D spend drove key cost-out initiatives and reliability projects in Fiscal 2026.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for Fiscal 2026 increased $0.7 million to $26.9 million from $26.2 million for Fiscal 2025 and was 25% of revenue in Fiscal 2026. The net increase in SG&A expenses was driven by higher spend in Fiscal 2026 of $3.6 million related to headcount growth, outside accounting and legal services, partially offset by a $2.9 million reduction in non-recurring expenses relative to Fiscal 2025 related to litigation, restatements, and debt restructuring.

Other Income. Other income for Fiscal 2026 increased to $3.3 million from $2.3 million in Fiscal 2025. The increase was primarily attributable to the recognition of income related to a customer deposit on a project that did not proceed during Fiscal 2026.

Interest Income. Interest income for Fiscal 2026 was $0.2 million, slightly higher than the $0.2 million in Fiscal 2025 driven by our higher cash balances.

Interest Expense. Interest expense for Fiscal 2026 increased to $4.1 million from $3.9 million in Fiscal 2025. The increase in interest expense was primarily due to the New Money Note, interest on leased equipment, and exit debt issuance amortization. See Liquidity and Capital Resources below for additional discussion on our interest expense.

Income Tax Provision. Income tax expense (benefit) decreased from $175,000 during Fiscal 2025 to ($54,000) during Fiscal 2026. Income tax benefit incurred was mostly related to prior year true-up adjustments. The effective income tax rate of (1.9)% differs from the federal and state blended rate primarily as a result of maintaining a full valuation allowance against net deferred tax assets.

On March 31, 2026, we had federal and state net operating loss carryforwards of approximately $8.0 million and $4.2 million, respectively, which may be utilized to reduce future taxable income, subject to any limitations under Section 382 of the Internal Revenue Code of 1986. We provided a valuation allowance for 100% of our net deferred tax asset of $26.0 million at March 31, 2026 as the realization of the benefits of these favorable tax attributes in future income tax returns is not deemed more likely than not. Similarly, at March 31, 2025, the net deferred tax asset had a 100% valuation allowance of $2.3 million.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash balance increased $20.2 million during Fiscal 2026, compared to an increase of $6.6 million during Fiscal 2025, with Fiscal 2026 including $0.7 million of restricted cash compared to none in Fiscal 2025. The increase in cash during Fiscal 2026 was primarily due to cash used in operating and investing activities, offset by cash provided by financing activities.

Operating Activities. During Fiscal 2026, net cash used in operating activities was $2.5 million, reflecting net income for the period of $2.8 million and non-cash adjustments of $10.4 million including depreciation and amortization, non-cash lease expense, paid-in-kind interest expense, and stock-based compensation. These were offset by net uses of cash from changes in operating assets and liabilities of $15.8 million, primarily reflecting working capital outflows associated with business growth, including increases in accounts receivable of $7.1 million and inventories of $4.2 million, decreases in customer deposits of $6.1 million and factory protection liability of $1.6 million, which were partially offset by increases in accounts payable of $5.2 million and accrued expenses of $1.8 million.

During Fiscal 2025, net cash provided by operating activities was $7.7 million. Net loss for the period of $7.2 million was offset by increased use of inventory and prepaids as well as the realization of deferred revenue, less changes in lease assets and liabilities and an increase in accounts receivable.  The net loss was also offset by non-cash adjustments of $13.0 million, primarily non-cash lease expense, depreciation and amortization, and paid-in-kind interest expense.

The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Year Ended March 31,
	March 31,
	2026	2025
Net income (loss)	$2.8	$(7.2)
Non-cash operating activities(1)	10.4	13.0
Changes in operating assets and liabilities:
Accounts receivable	(7.1)	(2.1)
Inventories	(4.2)	7.6
Lease receivable	(0.6)	(1.3)
Accounts payable	5.2	(1.0)
Accrued expenses	1.8	(0.3)
Operating lease liability, net	(3.0)	(4.0)
Prepaid expenses, other current assets and other assets	0.1	2.1
Other changes in operating assets and liabilities	(7.9)	0.9
Net cash (used in) provided by in operating activities	$(2.5)	$7.7
(1)	Primarily represents depreciation and amortization, non-cash lease expense and paid-in-kind interest expense.

The $5.0 million increase in use of cash in accounts receivable resulted from increases in both sales and DSO in Fiscal 2026, compared to Fiscal 2025. The $11.8 million change in inventory compared to Fiscal 2025 was primarily the result of increased spending on long lead inventory in preparation of future shipments. The $6.2 million increase in cash provided by accounts payable and $2.1 million increase in accrued expenses resulted from more proactive management of vendor payments in Fiscal 2026. The $8.8 million change in other operating assets and liabilities during Fiscal 2026, compared to Fiscal 2025, was primarily driven by the use of customer deposits and lease receivables and liabilities.

Investing Activities. Net cash used in investing activities was $0.9 million and $0.9 million during Fiscal 2026 and Fiscal 2025, respectively. Fiscal 2026 included cash acquired in the Cal Microturbine, LLC acquisition, net of cash paid, as well as investments in fixed assets including our rental fleet. Refer to Note 20 - Business Combination for additional information.

Financing Activities. During Fiscal 2026, we generated approximately $23.7 million in cash from financing activities primarily as a result of the November 2025 PIPE of approximately $13.6 million and $104.0 million of proceeds from March 2026 PIPE, partially offset by repayment of outstanding debt to optimize our capital structure. During Fiscal 2025, net cash used by financing activities was approximately $0.2 million. Refer to Note 11 – Debt in the Notes to Consolidated Financial Statements for further discussion of outstanding debt and post emergence financing.

Debt Refer to Note 11 - Debt in the Notes to Consolidated Financial Statements for information related to our notes.

Lease Commitments Refer to Note 10 - Leases in the Notes to Consolidated Financial Statements for information related to our leases.

Impact of Recently Issued Accounting Standards

Refer to Note 2 - Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements for information regarding new accounting standards.

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

In connection with the preparation of this Form 10-K for the fiscal year ended March 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Remediation of Previously Reported Material Weakness As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, management identified a material weakness in internal control over financial reporting related to the proper accounting, presentation, and disclosure for FPP service contracts, including controls relating to the relevant information technology systems used in this process.

During fiscal year 2026, management, under the direction and oversight of the Audit Committee and the Board, undertook the following remediation actions to address this material weakness:

●	Management enhanced the design of and implemented controls over financial reporting for FPP service contracts, including controls over the Company's process for receiving and validating notice of FPP claims;
●	We reinforced the Company's tone at the top through employee meetings, CEO letters, management training, and enhanced communication of the Company's values and expected business conduct directly from senior leadership;
●	We enhanced our quarterly disclosure committee meetings to require additional communication of business activities to the appropriate finance and accounting personnel and to our Board and Audit Committee;
●	We hired additional accounting and compliance personnel to maintain an effective control environment commensurate with our financial reporting requirements; and
●	We implemented a process to periodically review and update accounting policies.

As of March 31, 2026, management has concluded, through testing of the design and operating effectiveness of the related controls, that the previously reported material weakness has been fully remediated. There are no remaining material weaknesses in our internal control over financial reporting.

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

Inherent limitations of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the year ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the captions “Election of Directors to the Board of Directors,” “Executive Officers of the Company,” “Governance of the Company and Practices of the Board of Directors,” “Insider Trading Policies and Procedures,” and “Code of Business Conduct and Code of Ethics.” With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2026 Annual Meeting of Shareholders in a section entitled “Additional Information—Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Compensation of Officers,” and “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Other Information.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

CAPSTONE ENERGY+, INC.

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Capstone Energy +, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Energy+, Inc. (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, temporary equity and stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Net Realizable Value of Inventories

Description of the Matter

The Company’s inventories totaled approximately $24.8 million as of March 31, 2026 and approximately $2.7 million of inventories were classified as long-term on the Company’s consolidated balance sheet. As described in Note 2 to the consolidated financial statements, management values inventories at the lower of cost (determined on a first-in-first-out basis) or net realizable value. In determining this estimate, the Company will both (a) perform a monthly analysis to compare the previous 36-month usage of its inventories to the current quantities on hand and (b) judgmentally review their inventories for any non-recurring adjustments that may be necessary based on their knowledge of the business. Changes in the assumptions used could have a significant impact on the net realizable value of inventories.

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

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

◾	Obtained an understanding of the Company’s financial reporting processes in place to estimate the net realizable value of inventories;
◾	Compared the assumptions made by management in evaluating its slow moving or obsolete goods to prior years to ensure such estimates and policies have remained consistent;
◾	Tested management’s calculation and significant assumptions made in determining its current year net realizable value of inventories, which included substantively testing the inventory usage and movement used in such calculations;
◾	Performed an independent sensitivity analysis to determine whether or not material differences in the net realizable value of inventories existed if management were to use a different look-back time period in their calculation; and
◾	Performed a retrospective analysis of the Company’s net realizable value of inventories by comparing the Company’s historical write-downs in prior periods to the actual current period usage and movement.

Valuation of Intangible Assets Acquired in a Business Combination

Description of the Matter

As described in Note 20 to the consolidated financial statements, the Company completed the acquisition of Cal Microturbine on August 13, 2025. The Company accounted for this transaction under the acquisition method for business combinations in accordance with ASC 805. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified customer relationship related intangible assets.

We identified the valuation of the customer relationship related intangible asset as a critical audit matter due to (i) the significant estimates and assumptions made by management, (ii) high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management's forecast of future cash flows, and (iii) use of significant unobservable inputs and assumptions, including the need to involve our fair value specialists.

How We Addressed the Matter

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

◾	Obtained an understanding of management's process over the valuation of customer relationship related intangible asset;
◾	Evaluated the reasonableness of forecasted future cash flows used in valuation of the customer relationship related intangible asset by comparing to contracts, historical results, and other metrics;
◾	With the assistance of our fair value specialists, evaluated the reasonableness of the valuation methodology, and significant unobservable inputs and assumptions by:

o	testing the source information underlying the determination of certain significant unobservable inputs and assumptions,
o	developing a range of independent estimates for other unobservable assumptions and comparing them to the assumptions used by management, and
o	testing the mathematical accuracy of the calculations.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2017 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024)

Los Angeles, California

June 25, 2026

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$28,179	$8,671
Restricted cash	715	—
Accounts receivable, net of allowances of $1,337 at March 31, 2026 and $607 at March 31, 2025	12,911	7,037
Inventories	22,106	16,615
Lease receivable, current	377	113
Prepaid expenses and other current assets	3,547	3,653
Total current assets	67,835	36,089
Property, plant, equipment and rental assets, net	16,185	19,362
Intangible assets, net	5,546	—
Finance lease right-of-use assets	4,789	3,787
Operating lease right-of-use assets	9,859	8,282
Non-current portion of inventories	2,736	3,464
Lease receivable, non-current	1,868	1,175
Other assets	2,632	2,705
Total assets	$111,450	$74,864
Liabilities, Temporary Equity and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$17,614	$14,092
Accrued expenses	3,796	1,447
Accrued salaries and wages	3,233	2,838
Accrued warranty reserve	971	1,070
Deferred revenue	10,040	13,351
Deferred acquisition costs, current	1,726	—
Finance lease liability, current	1,520	2,017
Operating lease liability, current	1,862	3,539
Factory protection plan liability	4,698	6,256
Exit notes, net of discount, current	25,320	7,968
Total current liabilities	70,780	52,578
Deferred revenue, non-current	648	598
Deferred acquisition costs, non-current	1,430	—
Finance lease liability, non-current	991	248
Operating lease liability, non-current	8,132	4,988
Exit notes, net of discount, non-current	—	24,213
Total liabilities	81,981	82,625
Commitments and contingencies (Note 12)
Temporary equity:
Redeemable noncontrolling interests	—	13,859
Redeemable preferred stock, $0.001 par value; 1,000,000 shares authorized, 80,000 shares issued and outstanding at March 31, 2026; 1,000,000 shares authorized, zero shares issued and outstanding at March 31, 2025 (Note 13)	73,936	—
Total temporary equity	73,936	13,859
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 30,163,613 shares issued and outstanding at March 31, 2026; 100,000,000 shares authorized, 18,643,587 shares issued and outstanding at March 31, 2025	30	18
Non-voting common stock, $.001 par value; 600,000 shares authorized, 333,120 shares issued and outstanding at March 31, 2026; 600,000 shares authorized, 508,475 shares issued and outstanding at March 31, 2025	1	1
Additional paid-in capital	930,234	955,407
Accumulated deficit	(974,175)	(977,000)
Treasury stock, at cost; 269,603 shares at March 31, 2026 and 57,202 shares at March 31, 2025	(557)	(46)
Total stockholders’ deficit	(44,467)	(21,620)
Total liabilities, temporary equity and stockholders' deficit	$111,450	$74,864

See accompanying notes to consolidated financial statements.

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended March 31,
	2026	2025
Revenue, net:
Product and accessories	$56,949	$40,281
Parts and service	33,200	30,877
Rentals	15,855	14,406
Total revenue, net	106,004	85,564
Cost of goods sold:
Product and accessories	51,500	39,191
Parts and service	11,806	13,669
Rentals	8,827	9,406
Total cost of goods sold	72,133	62,266
Gross profit	33,871	23,298
Operating expenses:
Research and development	3,621	2,667
Selling, general and administrative	26,858	26,205
Total operating expenses	30,479	28,872
Income (loss) from operations	3,392	(5,574)
Other income	3,284	2,317
Interest income	242	186
Interest expense	(4,147)	(3,944)
Income (loss) before provision for income taxes	2,771	(7,015)
Provision (benefit) for income taxes	(54)	175
Net income (loss)	2,825	(7,190)

Net loss per share of common stock and non-voting common stock—basic and diluted	$(3.21)	$(0.38)
Weighted average shares used to calculate basic and diluted net income (loss) per common stock and non-voting common stock	20,833	19,056

See accompanying notes to consolidated financial statements.

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Temporary Equity				Permanent Equity
	Redeemable		Redeemable				Non-Voting		Additional			Total
	Noncontrolling Interest		Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Amount	Deficit
Balance, April 1, 2024	10,449,863	$13,859	—	$—	18,540,789	$18	508,475	$1	$955,145	$(969,810)	$—	$(14,646)
Purchase of treasury stock	—	—	—	—	(57,202)	—	—	—	—	—	(46)	(46)
Vested restricted stock units	—	—	—	—	160,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	262	—	—	262
Net loss	—	—	—	—	—	—	—	—	—	(7,190)	—	(7,190)
Balance, March 31, 2025	10,449,863	13,859	—	—	18,643,587	18	508,475	1	955,407	(977,000)	(46)	(21,620)
Purchase of treasury stock	—	—	—	—	(212,401)	—	—	—	—	—	(511)	(511)
Vested restricted stock units	—	—	—	—	654,849	1	—	—	—	—	—	1
Net proceeds from the issuance of common stock	—	—	—	—	10,902,223	11	—	—	36,007	—	—	36,018
Issuance of prefunded warrants	—	—	—	—	—	—	—	—	7,638	—	—	7,638
Stock-based compensation	—	—	—	—	—	—	—	—	788	—	—	788
Settlement of redeemable noncontrolling interests	(10,449,863)	(83,465)	—	—	—	—	—	—	—	—	—	—
Issuance of redeemable preferred stock	—	—	80,000	73,936	—	—	—	—	—	—	—	—
Conversion of non-voting common stock to voting common stock	—	—	—	—	175,355	—	(175,355)	—	—	—	—	—
Accretion to redemption value of redeemable equity	—	69,606	—	—	—	—	—	—	(69,606)	—	—	(69,606)
Net income	—	—	—	—	—	—	—	—	—	2,825	—	2,825
Balance, March 31, 2026	—	$—	80,000	$73,936	30,163,613	$30	333,120	$1	$930,234	$(974,175)	$(557)	$(44,467)

(1)	The common stock par value in total does not change the total common stock par value presented in thousands.

See accompanying notes to consolidated financial statements.

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,825	$(7,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,281	3,858
Amortization of financing costs and discounts	105	71
Paid-in-kind interest expense	1,365	3,199
Interest related to deferred acquisition costs	229	—
Non-cash lease expense	2,862	3,996
Provision for credit loss expense	151	823
Inventory write-down	480	900
Provision (benefit) for warranty expenses	195	(184)
Loss on disposal of equipment	—	67
Stock-based compensation (excludes $11 thousand recorded directly to equity; see Note 14)	777	262
Changes in operating assets and liabilities:
Accounts receivable	(7,051)	(2,083)
Inventories	(4,150)	7,628
Lease receivable	(591)	(1,288)
Prepaid expenses, other current assets and other assets	149	2,128
Accounts payable	5,173	(1,002)
Accrued expenses	1,810	(268)
Operating lease liability, net	(2,972)	(4,041)
Accrued salaries and wages and long-term liabilities	(332)	(94)
Accrued warranty reserve	(294)	(183)
Deferred revenue	138	2,092
Deposits	(6,121)	—
Factory protection plan liability	(1,558)	(1,003)
Net cash (used in) provided by operating activities	(2,529)	7,688
Cash Flows from Investing Activities:
Cash acquired in acquisitions, net of cash paid	410	—
Payment of deferred acquisition costs	(500)	—
Expenditures for property, plant, equipment and rental assets	(835)	(879)
Net cash used in investing activities	(925)	(879)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock and warrants	43,660	—
Shares withheld related to employee tax withholding obligations	(512)	—
Payment of Exit Note, net	(8,331)	—
Settlement of redeemable noncontrolling interests	(83,465)	—
Issuance of new redeemable preferred stock	73,936	—
Repayment of finance lease obligations	(1,611)	(223)
Net cash provided by (used in) financing activities	23,677	(223)
Net increase in cash, cash equivalents, and restricted cash	20,223	6,586
Cash, cash equivalents, and restricted cash, Beginning of Period	8,671	2,085
Cash, cash equivalents, and restricted cash, End of Period	$28,894	$8,671
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,369	$533
Income taxes	$101	$126
Supplemental Disclosures of Non-Cash Information:
Right-of-use assets obtained in exchange for operating lease obligations	$4,729	$—
Right-of-use assets obtained in exchange for finance lease obligations	$1,101	$—
Settlement of lease obligations with accounts receivable due	$360	$775
Rental assets transferred to inventory	$—	$3,067
Sales-type lease	$333	$981
Operating lease modified to finance lease	$614	$—
Accounts payable negotiated in lease modification	$1,289	$—
Acquisition of treasury stock by incurring a liability	$—	$46

See accompanying notes to consolidated financial statements.

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Capstone Energy+, Inc. (the “Company”), formerly known as Capstone Green Energy Holdings, Inc., the public successor to Capstone Green Energy Corporation, together with its consolidated operating subsidiary Capstone Green Energy LLC (the “Operating Subsidiary”) is a provider of behind-the-meter clean microturbine energy solutions for industrial and commercial operations, with solutions designed for the next generation of artificial intelligence ("AI") and data center applications. The Company addresses the "Energy Trilemma" facing today's commercial, industrial, and utility customers: the simultaneous need for resiliency, affordability, and sustainability.

Effective April 30, 2026, the Company changed its name from Capstone Green Energy Holdings, Inc. to Capstone Energy+, Inc.

The Company’s offerings include stationary distributed power generation and energy distribution solutions, including cogeneration systems such as combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as solutions for renewable energy, natural resources, and critical power supply applications. The Company’s inverter-based technologies enable operation in parallel with the electric grid or in island mode within localized microgrids and serves as the stabilizing backbone for microgrid installations integrating renewables, battery energy storage, and other distributed energy resources.

The Company’s energy conversion products business line is driven by its industry-leading, highly efficient, low-emission and resilient microturbine energy systems, which offer scalable configurations and customer-tailored solutions ranging from 65 kilowatts to multiple megawatts. The Company is also actively developing energy solutions purpose-built for AI and data center applications, including an 800-volt direct-current ("VDC") microturbine solution designed to interface directly with next-generation AI chip architectures, and its Energy Surplus Program ("ESP"), an integrated architecture purpose-built for the high-density, mission-critical power demands of modern AI workloads.

Through its EaaS business line, the Company provides Build, Own, Operate and Maintain (“BOOM”) and energy rental solutions, as well as power purchase agreements ("PPA") and lease-to-own structures, utilizing its microturbine energy systems. The Company also offers long-term maintenance agreements ("LTMAs") covering planned and unplanned maintenance to protect customers' total cost of ownership and ensure maximum system availability, with access to Original Equipment Manufacturer ("OEM") parts.

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

All references in these footnotes to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Energy+, Inc. and its consolidated subsidiaries.

2. Basis of Presentation and Significant Accounting Policies

These Consolidated Financial Statements refer to the Company’s fiscal years ended March 31 as its “Fiscal” year.

Basis of Presentation The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The fiscal years presented herein are the years ended March 31, 2026, and March 31, 2025. In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended.

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis for Consolidation The Consolidated Financial Statements included in this filing include the accounts of the Company, the Operating Subsidiary and Capstone Turbine Financial Services, LLC, its wholly owned subsidiary that was formed in October 2015, and Cal Microturbine LLC (“Cal Microturbine”) after elimination of inter-company transactions.

Business Combinations The Company accounts for business combinations using the acquisition method in accordance with ASC Topic 805, Business Combinations. Under this method, the total purchase consideration is measured at fair value on the acquisition date, and identifiable assets acquired and liabilities assumed are recognized at their estimated fair values as of that date. The excess of purchase consideration over the fair value of net identifiable assets acquired is recorded as goodwill. If the fair value of net identifiable assets acquired exceeds the purchase consideration, the resulting gain is recognized in earnings on the acquisition date. Acquisition-related costs, including advisory, legal, and other professional fees, are expensed as incurred and recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

For transactions that do not meet the definition of a business under ASC 805, the Company applies asset acquisition accounting, under which the total purchase consideration, including assumed liabilities, is allocated to the assets acquired on a relative fair value basis. No goodwill is recognized in an asset acquisition.

The operating results of acquired businesses are included in the Company's Consolidated Statements of Operations from the acquisition date. The determination of fair values of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, particularly with respect to intangible assets. The Company may adjust the preliminary purchase price allocation during the measurement period, which may not exceed one year from the acquisition date, as additional information becomes available. Refer to Note 20 – Business Combinations for information regarding the Company's acquisitions completed during Fiscal 2026.

Noncontrolling Interests in Consolidated Operating Subsidiary Noncontrolling interests in the Company’s consolidated operating subsidiary represented the equity interests held by a related party. These interests were redeemable and were therefore presented as temporary equity in the Company’s Consolidated Balance Sheets. See Note 13 – Temporary Equity and Note 12 – Commitments and Contingencies, Related Party Transactions for additional information.

The Company uses the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings of the consolidated Operating Subsidiary between the controlling and noncontrolling interests. Under this method, amounts reported as noncontrolling interests in the consolidated Operating Subsidiary on the Consolidated Balance Sheets represent the amounts the noncontrolling interest holders would hypothetically receive at each balance sheet date under the liquidation provisions of the governing agreements, assuming net assets were liquidated at recorded amounts and distributed in accordance with the governing documents. Net income attributable to noncontrolling interests reflected the change in the noncontrolling interest holders' contractual claims between the beginning and end of the reporting period, assuming hypothetical liquidation at each date, after removing the impact of any contributions or distributions. The Company separately remeasured and adjusted the noncontrolling interest to reflect changes in the redemption value of the Preferred Units, with an offsetting adjustment to retained earnings at the end of each period. Refer to Note 13 – Temporary Equity for further details.

For the fiscal year ended March 31, 2026, the Company reported a net gain; accordingly, net income was allocated between the controlling and noncontrolling interests pursuant to the HLBV method based on the change in the respective holders' contractual claims on the net assets of the consolidated Operating Subsidiary. The allocation reflected the contractual provisions of the governing agreements, including the liquidation preference of the noncontrolling interest holders. As a result, the amount of net income attributable to noncontrolling interests may differ from the noncontrolling interests' proportionate ownership percentage. For the fiscal year ended March 31, 2025, the Company reported a net loss; accordingly, no allocation of losses was made to the noncontrolling interests, as the holders' contractual liquidation preference protects them from absorbing losses.

Reclassification Certain prior period amounts have been reclassified to conform to the current year presentation for comparability purposes. Such reclassifications had no effect on previously reported results of operations or financial position.

Cash, Cash Equivalents and Restricted Cash Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains cash balances at financial institutions which, at times, may exceed federally insured limits.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total amounts presented in the Consolidated Statements of Cash Flows:

	March 31,	March 31,
	2026	2025
Cash and cash equivalents	$28,179	$8,671
Restricted cash	715	—
Total cash and cash equivalents	$28,894	$8,671

Restricted cash represents amounts deposited with the Registry of the Court in connection with ongoing litigation, which are held as security pending resolution of the matter and are not available for operational use. See Note 12 - Commitments and Contingencies for more information on the ongoing litigation.

Fair Value of Financial Instruments The carrying value of certain financial instruments, including cash equivalents, accounts receivable, accounts payable, revolving credit facility and notes payable approximate fair market value based on their short-term nature. Refer to Note 9 – Fair Value Measurements, for disclosure regarding the fair value of other financial instruments.

Accounts Receivable and Allowance for Credit Losses Accounts receivable are presented on the Consolidated Balance Sheets, net of estimated credit losses. The Company applies the aging method by pooling receivables based on levels of delinquency and applying historical loss rates on what has been historically uncollectible by aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. Additionally, the allowance for credit loss calculation includes subjective adjustments for qualitative risk factors that could likely cause estimated credit losses to differ from historical experience. The factors include assessments of various economic conditions, significant events that have or will occur, geographic location, size, and credit ratings of the customers. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. Accounts deemed uncollectible are written off against the allowance for credit loss. Refer to Note 4 – Customer Concentrations and Accounts Receivable for disclosure regarding the change in allowance for expected credit loss.

Inventories The Company values inventories at the lower of cost (determined on a first in, first out (“FIFO”) basis) or net realizable value. The composition of inventory is routinely evaluated to identify slow-moving, excess, obsolete or otherwise impaired items, which are assessed for potential write-down, including consideration of engineering changes to the Company's products. Inventories expected to be used beyond one year are classified as long-term.

Depreciation and Amortization Depreciation and amortization are recognized using the straight-line method over estimated useful lives ranging from two to ten years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Refer to Note 8 – Intangible Assets for amortization information.

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

Residual Assets The Company estimates the residual asset as the amount expected to be derived from the underlying asset following the end of the lease term. In a sales-type lease, the unguaranteed residual asset is recognized on a discounted basis upon lease commencement. Residual values are evaluated for impairment quarterly, and impairments are recognized as incurred.

Deferred Revenue Deferred revenue consists of deferred product, service revenue and customer deposits, and is recognized when earned in accordance with the Company's revenue recognition policy. The Company has the right to retain all or part of customer deposits under certain conditions.

Temporary Equity Common or preferred shares that are conditionally redeemable upon the occurrence of events not solely within the Company's control are classified outside of permanent equity as temporary equity ("mezzanine equity"). This classification conveys that such securities may not be permanently part of equity and could result in a future demand for cash or other assets. Where redemption of such shares becomes probable, the Company adjusts the carrying value to reflect the maximum redemption value at the end of the reporting period.

Revenue The Company derives its revenues primarily from the sale of microturbine products, accessories, parts, equipment rentals, and services.

Revenue is recognized in accordance with the following five-step model under ASC 606:

●	Identification of the contract(s) with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations
●	Recognition of revenue when, or as, each performance obligation is satisfied.

Microturbine Products Revenue from microturbine product sales is recognized at the point in time when control transfers to the customer in accordance with contractual terms, which is generally upon shipment. The Company occasionally enters into bill-and-hold arrangements, which are recognized as revenue only when all required criteria are met: (i) the reason for the arrangement is substantive; (ii) the product is segregated from other inventory; (iii) the product is ready for shipment; and (iv) the Company cannot redirect the product to another customer.

Customer deposits representing advance payments are typically received for a substantial portion of contract value prior to shipment and are not considered a significant financing component, as they are generally received less than one year before the related performance obligations are satisfied. Standard payment terms are 0 to 60 days, with extensions beyond 60 days granted only on a limited basis.

Accessories and Parts Revenue from accessories and parts is recognized at the point in time when control transfers to the customer, generally upon shipment.

Warranty Services The Company provides standard (assurance) warranties which do not represent separate performance obligations and are reflected as product liability. Shipping and handling costs billed to customers are included in revenue; costs associated with outbound freight after control transfers are recorded as fulfillment costs in cost of goods sold. Sales and usage-based taxes are excluded from revenue.

Factory Protection Plan (“FPP”), Long Term Maintenance Agreements (“LTMA”) and Service Cost Reimbursement The Company is transitioning from its Factory Protection Plan to Long-Term Maintenance Agreements. Both programs are designed to minimize product downtime and provide predictable maintenance costs. Revenue related to the obligation to provide replacement parts is recognized over the term of the contract aligned to monthly service periods. LTMA contracts typically range from four to twelve years and are cancellable at any time. Related costs are accrued when a customer submits a qualifying claim, based on the Company's best estimate of the probable obligation.

LTMA contracts cover critical components including engine, fuel, and electronic components, and include an annual escalator but exclude freight and labor reimbursement. Advance payments received at contract inception are classified as deferred revenue and recognized on a straight-line basis over the contract term. These advance payments are not considered a significant financing component.

Remaining FPP contracts may include labor reimbursements for work performed by Authorized Service Providers ("ASPs"). These reimbursements are accounted for under ASC 460 and recognized as contra revenue under ASC 606. The labor reimbursement is treated as a distinct performance obligation, with a portion of the transaction price allocated based on relative standalone selling price ("SSP"). A liability is recognized at contract inception for the labor component, with income recognized on a straight-line basis and reimbursement costs expensed as incurred.

Rentals The Company accounts for customer leases under lessor accounting guidance in ASC 842, utilizing a portfolio approach for similar assets leased to a single customer. Leases are classified as either sales-type or operating leases based on whether one of the five ASC 842 classification criteria are met.

For sales-type leases, the Company recognizes at commencement a lease receivable (equal to the present value of lease payments) and a residual asset, with revenue recognized in the amount of the lease receivable as part of Product and Accessories revenue, and cost of sales equal to the carrying value of the underlying asset less the unguaranteed residual asset. Subsequent to commencement, interest income is recognized using the effective interest method.

For operating leases, the underlying asset is recorded as a rental lease asset and depreciated on a straight-line basis to its estimated residual value. Lease payments are recognized as Rental Revenue on a straight-line basis over the lease term.

Contracts with Multiple Performance Obligations Contracts with customers often include promises to transfer multiple products, parts, accessories, and services. The Company evaluates whether each promised good or service is distinct and should be accounted for as a separate performance obligation, which may require significant judgment. Products, parts, and accessories are generally sold separately and are therefore considered distinct. Service contracts, including FPP and LTMA agreements, are evaluated based on availability from other vendors, the nature of the services, timing relative to product delivery, and contractual dependencies. To date, the Company has concluded that all service contracts within multiple-element arrangements are distinct.

The transaction price is allocated to each performance obligation based on relative SSP, which the Company determines by considering overall pricing objectives, market conditions, discounting practices, transaction size, customer demographics, geographic factors, price lists, and historical contract data. SSP is established using observable prices where available; otherwise, a range is used based on market conditions and other observable inputs. The Company typically maintains more than one SSP for individual products and services due to stratification by customer size and geography.

Unsatisfied Performance Obligations The Company has elected the practical expedient to disclose unsatisfied performance obligations only for contracts with an original expected duration greater than one year. The majority of product sales have lead times of less than one year and are therefore excluded. Service contracts, while often exceeding one year in duration, are cancellable without significant penalty; accordingly, their enforceable duration is considered one year or less, and they are also excluded from this disclosure.

Practical Expedients For contracts with a duration of one year or less, the Company expenses incremental costs to obtain a contract as incurred. Such costs are recorded within sales and marketing expenses in the Consolidated Statements of Operations.

Warranty The Company accrues estimated warranty costs at the time revenue is recognized. Warranty terms vary by product and geography and generally extend up to 24 months from the delivery date. Key factors in the warranty estimate include product failure rates, anticipated operating hours, and estimated repair or replacement costs. These estimates are updated each period as new information becomes available. The Company may also accrue costs for reliability repairs on out-of-warranty products when, in management's judgment, a specific remediation plan makes such accrual prudent. Warranty liabilities are assessed quarterly and adjusted as necessary, including when product improvements alter historical failure rates.

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

Contingencies The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the Balance Sheet date and the amount of the loss can be reasonably estimated.

Risk Concentrations Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. At March 31, 2026, the majority of our cash balances were held at financial institutions located in California. The accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to certain limits. Balances that exceed the insurance coverage aggregate to approximately $27.7 million as of March 31, 2026. The Company places its cash with high credit quality institutions. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. See Note 4 – Customer Concentrations and Accounts Receivable for further detail.

Certain components of the Company’s products are available from a limited number of suppliers. An interruption in supply could cause a delay in manufacturing, which would affect operating results adversely.

Estimates and Assumptions The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include accounting for accounts receivable allowances for credit losses, stock-based compensation, inventory write-downs, valuation of equity and long-lived assets including intangible assets with finite lives, product warranties, income taxes, and other contingencies. Actual results could differ from those estimates.

Net Income (Loss) Per Common Share The Company has both common stock and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the common stock; accordingly, earnings per share (“EPS”) is presented on a combined basis. Basic net income (loss) per share is computed using the weighted-average number of common and non-voting common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution from common stock equivalents, including stock options, restricted stock units, and warrants, as their inclusion would be anti-dilutive. The carrying value adjustments related to the redeemable noncontrolling interests in the consolidated Operating Subsidiary, including remeasurement of the Preferred Units to their redemption value, are reflected in the calculation of net income (loss) attributable to common stockholders for purposes of computing earnings per share. As a result, for the years ended March 31, 2026, and 2025 basic and diluted weighted-average shares outstanding were the same.

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

Leases As lessee, the Company classifies lease arrangements as operating or financing leases and records a right-of-use asset and corresponding lease liability on the Consolidated Balance Sheet, measured by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. For operating leases, interest on the lease liability and amortization of the right-of-use asset result in straight-line rent expense over the lease term. The Company has elected to (i) combine lease and non-lease components and (ii) exclude short-term leases with initial terms of twelve months or less from balance sheet recognition, with rent expense recorded on a straight-line basis.

As lessor, financing receivables arising from sales-type leases are recorded separately on the Consolidated Balance Sheets. Lease terms generally range from one to eight years, with most terms between one and two years. Certain agreements provide the lessee with an option to purchase the underlying asset at end of term, including occasional bargain purchase options.

Segment Reporting The Company determines its reporting units in accordance with ASC Topic 280, Segment Reporting. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer. Based on how the CODM evaluates performance and allocates resources, the Company is considered to operate as a single reportable segment, encompassing the development, manufacture, and sale of turbine generator sets and related parts, services, and rentals.

Impact of Recently Issued Accounting Standards

Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). The standard requires enhanced annual disclosures primarily related to the rate reconciliation and income taxes paid, intended to improve the transparency and decision usefulness of income tax disclosures. The Company adopted this standard for the fiscal year ended March 31, 2026, on a prospective basis. The adoption resulted in enhanced disclosures within Note 18 – Income Taxes. The adoption did not have an impact on the Company's consolidated financial position, results of operations, or cash flows. Prior-period amounts were not recast and continue to be presented in accordance with the accounting standards in effect for those periods.

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify the scope of Topic 718 as it relates to profits interest and similar awards. The Company adopted this guidance for the fiscal year ended March 31, 2026. The Company evaluated the impact of this guidance on its stock-based compensation arrangements, including profit unit arrangements associated with noncontrolling interests, and determined that the adoption did not have a material impact on its consolidated financial statements.

Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently clarified by ASU No. 2025-01. The amendments require disaggregated disclosure of certain income statement expense line items. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide an optional practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions. The guidance is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The amendments include clarifications related to diluted earnings per share when a loss from continuing operations exists, disclosure requirements for lease receivables arising from sales-type or direct financing leases, and permissible methods for accounting for treasury stock retirements. The guidance is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The new guidance requires an entity to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock based on the dividend rate stated in the underlying preferred stock agreement. The Company has issued Redeemable Series A Convertible Preferred Stock that accrues PIK dividends. The guidance will apply to the Company’s measurement of such dividends upon adoption. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

3. Revenue Recognition

The following table presents disaggregated revenue by business group (in thousands):

	Year Ended March 31,
	2026	2025
Microturbine Products	$53,929	$36,732
Accessories	2,113	2,240
Total Product and Accessories	56,042	38,972

Parts and Service	33,200	30,877
Total ASC 606 Revenue	89,242	69,849

Microturbine Products	907	1,309
Rentals	15,855	14,406
Total ASC 842 Revenue	16,762	15,715
Total Revenue	$106,004	$85,564

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Year Ended March 31,
	2026	2025
United States	$70,133	$55,732
Mexico	13,600	2,822
All other North America	506	718
Total North America	84,239	59,272
Europe	9,939	11,281
Asia	3,778	2,248
Australia	1,438	5,843
All other	6,610	6,920
Total Revenue	$106,004	$85,564

Substantially all of the Company’s operating assets are in the United States.

Contract Balances

The Company's contract liabilities consist of customer deposits and advance payments received for microturbine products, parts, accessories, and equipment ordered under sales contracts for which the related goods or services have not yet been delivered or performed. Contract liabilities also include advance payments received for service obligations, Factory Protection Plan ("FPP") contracts, Long-Term Maintenance Agreements ("LTMAs"), and extended warranties. Customer deposits are primarily non-refundable cash payments received from distributors for future orders.

The current and non-current portions of deferred revenue are presented within Current Liabilities and Long-Term Liabilities, respectively, on the Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	March 31,	March 31,
	2026	2025
Opening balance, beginning of the year	$13,949	$11,858
Closing balance, end of the year	$10,688	$13,949
Revenue recognized during the year from:
Amounts included in deferred revenue at the beginning of the year	$13,286	$10,054

FPP and LTMA Contract Liabilities

Deferred revenue attributable to FPP and LTMA contracts represents the unearned portion of advance payments received under those agreements. Payments are generally received quarterly in advance, with revenue recognized on a straight-line basis over the applicable contract period. As of March 31, 2026, approximately $6.1 million is expected to be recognized from remaining FPP and LTMA contract liabilities. The Company expects to recognize approximately $5.5 million of these remaining performance obligations over the next 12 months, with the remaining balance of $0.6 million to be recognized thereafter.

Distributor Support System ("DSS") Program

The Company’s DSS program provides support for business development activities, including customer lead generation, brand awareness, and tailored marketing services across the Company’s major geographic and vertical markets. Prior to March 31, 2026, these activities were administered through third-party distributors and funded by participating distributors.

Effective March 31, 2026, in connection with the acquisition of CDSS (see Note 20 – Business Combinations), the Company internalized these activities and now performs such services directly.

DSS program fees are generally invoiced and paid quarterly, with revenue recognized on a straight-line basis over the applicable service period, which is typically one year. As of March 31, 2026, approximately $2.0 million is expected to be recognized from remaining DSS contract liabilities. The Company expects to recognize substantially all of these remaining performance obligations within the next 12 months.

Refer to Note 12 – Commitments and Contingencies for information regarding the transition of PrivateCo's distributor services business in connection with the Company's emergence from the Chapter 11 Cases.

4. Customer Concentrations and Accounts Receivable

The Company recorded credit loss expense of $0.5 million and $0.8 million for the fiscal years ended March 31, 2026 and 2025, respectively. The following table presents the changes in the allowance for expected credit losses for the periods presented (in thousands):

Balance, April 1, 2024	$3,287
Provision for credit losses	823
Recoveries	31
Write-offs	(3,534)
Balance, March 31, 2025	$607
Provision for credit losses	524
Recoveries	302
Write-offs	(96)
Balance, March 31, 2026	$1,337

Revenue Concentrations

The Company’s revenue is concentrated among a limited number of distributors. For the year ended March 31, 2026, sales to E-Finity Distributed Generation (“E-Finity”), Cal Microturbine, DTC Soluciones SA de CV (“DTC”), and Lone Star Power Solutions, LLC (“Lone Star”) accounted for approximately 17%, 16%, 13%, and 10% of total revenue, respectively.

On August 13, 2025, the Company completed its acquisition of Cal Microturbine. See Note 20 - Business Combination for additional information. Cal Microturbine revenue for Fiscal 2026 reflects the period subsequent to acquisition.

For the year ended March 31, 2025, sales to E-Finity, Lone Star, and Horizon Power Systems accounted for approximately 13%, 12%, and 11% of total revenue, respectively.

Accounts Receivable Concentrations

As of March 31, 2026, E-Finity, Lone Star and RSP Systems accounted for approximately 14%, 14% and 10%, respectively, of total accounts receivable. As of March 31, 2025, Lone Star and Optimal Group Australia accounted for approximately 18% and 10%, respectively, of total accounts receivable.

5. Inventories

Inventories are valued at the lower of cost (determined on a FIFO basis) or net realizable value and consisted of the following (in thousands):

	March 31,	March 31,
	2026	2025
Raw materials	$21,015	$19,914
Work in process	1,597	—
Finished goods	2,230	165
Total	24,842	20,079
Less: non-current portion	(2,736)	(3,464)
Total inventory, net non-current portion	$22,106	$16,615

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months and could include repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of March 31, 2026, over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$797
25 to 36 plus months	1,939
Total	$2,736

6. Accrued Warranty Reserve

The Company accrues the estimated costs of product warranties at the time the related revenue is recognized. Warranty terms and conditions vary by product and geography; however, the Company's standard product warranties generally commence on the delivery date and extend for up to twenty-four months.

The Company's warranty obligation is influenced by several key estimates, including product failure rates, anticipated hours of product operation, and the expected costs of repair or replacement necessary to correct product failures. These estimates are reviewed and updated each reporting period as new information becomes available, including field performance data and engineering assessments. When the Company has sufficient evidence that product modifications or design changes are materially affecting historical failure rates, those changes are incorporated prospectively into the warranty liability estimate.

In addition to standard warranty obligations, the Company may accrue estimated costs for reliability repairs on products that are no longer under warranty. Such accruals are recorded when, in management's judgment, and in accordance with a specific remediation plan approved by the Company, it is prudent to provide such repairs. The adequacy of all recorded warranty liabilities is assessed quarterly, and adjustments are made as warranted by updated estimates or actual claims experience.

Changes in the accrued warranty reserve consisted of the following (in thousands):

	March 31,	March 31,
	2026	2025
Balance, beginning of the period	$1,070	$1,437
Standard warranty provision	195	(184)
Deductions for warranty claims	(294)	(183)
Balance, end of the period	$971	$1,070

7. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	March 31,	March 31,
	2026	2025
Machinery, equipment, automobiles and furniture	$13,441	$14,467
Leasehold improvements	8,941	8,919
Molds and tooling	3,465	3,510
Rental assets	27,204	27,963
Total property, plant, equipment and rental assets	53,051	54,859
Less: accumulated depreciation	(36,866)	(35,497)
Total property, plant, equipment and rental assets, net	$16,185	$19,362

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $3.9 million for Fiscal 2026 and 2025, respectively. There was no inventory converted to rental assets during Fiscal 2026 and Fiscal 2025, respectively. There were no direct sales of rental assets sold as product revenue and cost of goods sold in Fiscal 2026. Direct sales of rental assets sold as product revenue and cost of goods sold in Fiscal 2025 had a net book value of $3.1 million. The depreciation expense recorded to cost of sales during Fiscal 2026 and 2025, was $3.7 million, respectively.

8. Intangible Assets

During the year ended March 31, 2026, the Company recognized identifiable intangible assets in connection with two acquisitions: Cal Microturbine which was accounted for as a business combination under ASC 805, and the acquisition of Capstone Distributor Support Services Corporation which was accounted for as an asset acquisition. The acquired intangible assets consist of customer relationships and trademark, respectively. The Company did not have any intangible assets as of March 31, 2025.

The acquired intangible assets have finite useful lives and are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was $0.4 million for the year ended March 31, 2026, and no amortization expense was recognized in the year ended March 31, 2025, due to the absence of such assets.

The recognition and measurement of intangible assets were determined as part of the allocation of the purchase price for each respective acquisition. For the acquisition of Cal Microturbine, intangible assets were recognized and measured in accordance with ASC 805, Business Combinations. For the acquisition of Capstone Distributor Support Services Corporation, intangible assets were recognized and measured in accordance with the asset acquisition framework under ASC 805-50. Additional information regarding the acquisition is included in Note 20 - Business Combinations.

Intangible assets consisted of the following (in thousands):

	March 31, 2026
	Total
	Estimated	Intangible
	Useful	Assets,	Accumulated	Intangible
	Life	Gross	Amortization	Assets, Net
Customer relationships	6 years	$4,376	$(411)	$3,965
Trademark (1)	10 years	1,581	—	1,581
Total		$5,957	$(411)	$5,546

(1)	The trademark asset was acquired on March 31, 2026 and, accordingly, no amortization was recognized during the year ended March 31, 2026.

Estimated future amortization expense for intangible assets as of March 31, 2026 is as follows (in thousands):

Year Ending March 31,
2027	$890
2028	890
2029	890
2030	890
2031	890
Thereafter	1,096
Total	$5,546

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

Basis for Valuation

The carrying amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. Financial and nonfinancial assets and liabilities measured at fair value on a recurring basis represent those that are remeasured and reported at fair value at each balance sheet date. The Company's Redeemable non-controlling interest was the only instrument measured at fair value on a recurring basis.

The fair value of the Redeemable non-controlling interest was estimated using the hypothetical liquidation at book value ("HLBV") method, which incorporates significant unobservable inputs. Accordingly, the measurement is classified within Level 3 of the fair value hierarchy for both fiscal years ended March 31, 2026 and March 31, 2025. Under the HLBV method, the fair value represented the amount the Redeemable non-controlling interest holders would hypothetically receive if the net assets of the consolidated Operating Subsidiary were liquidated at recorded amounts and distributed in accordance with the contractual provisions of the governing agreements, including the liquidation preference of the Redeemable non-controlling interest.

The primary input in the HLBV measurement was the underlying net asset value of the Operating Subsidiary, which reflects the assets, liabilities, and operations of the Operating Subsidiary. The Company's publicly traded common stock (ticker: CGEH, traded on the OTCQX Best Market) was considered in this assessment as the Common Units of the Operating Subsidiary into which the Redeemable non-controlling interest might have converted were economically similar to the shares of CGEH. As CGEH is a holding company with no independent business operations, the value of its shares is derived entirely from the net assets and operations of the Operating Subsidiary. Refer to Note 13 – Temporary Equity for additional information regarding the Redeemable non-controlling interest and its remeasurement. The Redeemable non-controlling interest was fully redeemed on March 31, 2026 as described therein.

10. Leases

Lessor

The Company rents microturbine equipment to customers under lease agreements with terms ranging from a few months to ninety-six months. The majority of leases carry an initial term of thirty-six months and may include extension options, which are assessed at lease commencement to determine whether they are reasonably certain of exercise. Certain lease agreements provide the lessee with an option to purchase the underlying asset at the end of the lease term.

Monthly rental payments are fixed. Certain leases also include variable payment components for items such as fuel, excess labor, additional equipment, or technician labor and engineering support. Variable payments are not included in the measurement of the lease receivable and are recognized as revenue in the period earned.

Leases are classified at commencement as either sales-type leases or operating leases in accordance with ASC 842. In connection with its Energy-as-a-Service ("EaaS") business, the Company also enters into arrangements under which it rents certain microturbine equipment back from customers and subleases that equipment to end users, as further described in the Lessee section below.

Lessor – Operating Leases

At March 31, 2026, the Company's minimum rental revenue expected to be received under operating leases was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2027	$2,014	$4,179
2028	392	1,211
2029	—	29
Thereafter	—	—
Total minimum rental revenue	$2,406	$5,419

Lessor – Sales-Type Leases

The profit recognized from sales-type leases at their commencement date was as follows (in thousands):

	Year Ended March 31,
	2026	2025
Net sales	$907	$1,309
Cost of sales	266	911
Gross profit	$641	$398

At March 31, 2026, the Company’s future scheduled minimum lease payments to be received from its sales-type leases were as follows (in thousands):

Year Ending March 31,
2027	$507
2028	589
2029	589
2030	345
2031	264
Thereafter	264
Total minimum lease payments	$2,558
Less: imputed interest	(555)
Plus: unguaranteed residual value	242
Present value of lease receivable	$2,245

The Company recognized $0.2 million and $0.2 million of interest income related to lease receivables in Fiscal 2026 and Fiscal 2025, respectively.

	Year Ended March 31,
	2026	2025
Gross receivables	$2,003	$1,209
Unguaranteed residual value	242	79
Total, net	$2,245	$1,288
Reported as:
Current	377	113
Long-Term	1,868	1,175
Total, net	$2,245	$1,288

Lessee

The Company leases facilities and equipment under various non-cancellable operating and finance leases with expiration dates through fiscal 2037. All leases require the Company to pay maintenance, insurance, and property taxes. Lease agreements for the Company's primary office and manufacturing facilities include rent escalation provisions over the lease term and renewal options for successive five-year periods. Lease expense is recognized on a straight-line basis over the lease term, including any extension periods that are reasonably certain of exercise.

EaaS Sublease Arrangements

As part of its EaaS business, the Company rents used microturbine equipment from customers where that equipment would otherwise not be in use, and subleases that equipment to end users. During Fiscal 2026, the Company did not enter into any new rental agreements under this program, though it modified four existing lease agreements during the year ended March 31, 2026. The existing rental agreements provide the Company an option to extend the lease term; however, as exercise of these options is not considered reasonably certain, they are excluded from the determination of the lease term. There were no new rental agreements under this program in Fiscal 2025 either.

As of March 31, 2026, lease commitments under EaaS arrangements totaled approximately 18.4 megawatts of microturbine capacity, with an average remaining term of 37 months and a total remaining commitment value of approximately $8.5 million.

Lease Costs

The components of total lease expense were as follows (in thousands):

	Year Ended March 31,
	2026	2025
Finance lease costs (1)	$1,085	$719
Operating lease costs	3,498	5,335
Variable lease costs	208	—
Total lease costs	$4,791	$6,054
(1)	Finance lease costs include both the amortization of the right-of-use asset and interest expense on the finance lease liability.

Supplemental Balance Sheet Information

Right-of-use assets and lease liabilities consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Finance lease right-of-use assets	$4,789	$3,787
Operating lease right-of-use assets	9,859	8,282
Total right-of-use assets	$14,648	$12,069

Finance lease liability, current	$1,520	$2,017
Operating lease liability, current	1,862	3,539
Finance lease liability, non-current	991	248
Operating lease liability, non-current	8,132	4,988
Total lease liabilities	$12,505	$10,792

Finance leases:
Weighted average remaining lease life	1.70 years	0.42 years
Weighted average discount rate	11.77%	12.81%
Operating leases:
Weighted average remaining lease life	4.76 years	4.41 years
Weighted average discount rate	10.75%	12.33%

Supplemental Cash Flow Information (in thousands):

	Year Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$2,014	$222
Operating cash flows from finance leases	$307	$33
Operating cash flows from operating leases	$3,679	$5,380
Change in Right-of-use assets obtained in exchange for lease obligations
Finance leases	$1,101	$—
Operating leases	$4,729	$—

Lease Maturity Analysis

At March 31, 2026, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2027	$1,720	$2,692
2028	868	3,303
2029	197	3,173
2030	—	1,584
2031	—	781
Thereafter	—	1,369
Total lease payments	$2,785	$12,902
Less: imputed interest	(274)	(2,908)
Present value of lease liabilities	$2,511	$9,994

11. Debt

Exit Facility Agreement

On December 7, 2023, in connection with the Company's emergence from Chapter 11 bankruptcy, the Company entered into a Note Purchase Agreement (the "Exit Note Purchase Agreement") for an aggregate principal amount of $28.1 million, consisting of $21.1 million of Exit Roll Up Notes (including accrued and unpaid interest and commitment fees) and $7.0 million of Exit New Money Notes (together, the "Exit Notes"). The Exit Note Purchase Agreement was entered into by and among Capstone Green Energy LLC (the "Operating Subsidiary"), as issuer, the Company and Capstone Turbine Financial Services, LLC, as guarantors (the "Guarantors"), Capstone Distributor Support Services Corporation ("CDSS"), as Purchaser, and Goldman Sachs Specialty Lending Group, L.P. ("Goldman Sachs"), as Collateral Agent.

The Exit Notes bear interest at Adjusted Term SOFR plus 7.00% per annum. A portion of the interest accrues as paid-in-kind ("PIK") through the third year following the closing date of December 7, 2023. The Exit Note Purchase Agreement also provided for a $10.0 million uncommitted incremental facility, which remained undrawn as of March 31, 2026.

The Exit Notes are secured by a lien on substantially all of the present and future property and assets of the Operating Subsidiary and each Guarantor, subject to customary exceptions and exclusions. The Exit Note Purchase Agreement includes customary representations and warranties, affirmative and negative covenants, events of default, and financial covenants with respect to minimum consolidated liquidity and minimum consolidated adjusted EBITDA, as described further below.

Amendments to the Exit Note Purchase Agreement

First Amendment – June 28, 2024

On June 28, 2024, the Company entered into the First Amendment to the Exit Note Purchase Agreement, which provided for: (i) modifications to the minimum consolidated adjusted EBITDA covenant to permit adjustment for costs related to the restatement of financial statements, with initial testing deferred to the quarter ended September 30, 2024; (ii) a reduction of the minimum consolidated liquidity covenant to $1.0 million from September 30, 2024 through March 30, 2025, with testing deferred to September 30, 2024; and (iii) an extension of the deadline for delivery of the Company's audited fiscal 2024 financial statements to September 27, 2024, with removal of the requirement that such statements be unqualified as to going concern.

Second Amendment – August 13, 2025

On August 13, 2025, in connection with the Company's acquisition of Cal Microturbine (see Note 20 – Business Combinations), the Company entered into the Consent to Cal Micro Acquisition and Second Amendment to the Exit Note Purchase Agreement. The Second Amendment provided for the Collateral Agent and Purchaser's consent to the Cal Microturbine acquisition and related amendments to accommodate the acquisition within the terms of the Exit Note Purchase Agreement.

Third Amendment – March 29, 2026

On March 29, 2026, the Company entered into the Consent and Third Amendment to the Exit Note Purchase Agreement in connection with the March 2026 PIPE (see Note 15). The Third Amendment provided for the Collateral Agent and Purchaser's consent to the transactions contemplated by the Strategic Investment, including clarifying amendments confirming that the Preferred Stock Investor is a "Permitted Holder" and that the Preferred Stock Investment does not constitute a "Change of Control" under the Exit Note Purchase Agreement.

Financial Covenants

The Exit Note Purchase Agreement requires the Company to maintain minimum consolidated liquidity and minimum consolidated adjusted EBITDA, tested as described below.

Minimum Consolidated Liquidity

The minimum consolidated liquidity covenant requires the Company and its subsidiaries to maintain a minimum average consolidated liquidity during any seven consecutive day period of no less than:

Period	Minimum Liquidity
September 30, 2024 – March 30, 2025	$1,000,000
March 31, 2025 – July 30, 2025	$2,500,000	(1)
July 31, 2025 – September 29, 2025	$3,000,000	(1)
September 30, 2025 – March 30, 2026	$3,500,000
March 31, 2026 – December 7, 2026	$4,000,000

(1) On June 23, 2025 the Company received a waiver from Goldman Sachs to defer the increase in the minimum liquidity threshold from $2.5 million to $3.0 million from June 20, 2025 to July 31, 2025.

Minimum Consolidated Adjusted EBITDA

The minimum consolidated adjusted EBITDA covenant is tested on the last day of each fiscal quarter, commencing with September 30, 2024, and requires the Company to maintain a minimum trailing four-quarter consolidated adjusted EBITDA (as defined in the Exit Note Purchase Agreement) of no less than:

Fiscal Quarter Ending	Minimum Adjusted EBITDA
September 30, 2024	$2,500,000
December 31, 2024	$4,000,000
March 31, 2025	$5,000,000
June 30, 2025	$5,500,000
September 30, 2025	$6,000,000
December 31, 2025	$6,500,000
March 31, 2026	$8,000,000
June 30, 2026	$8,000,000
September 30, 2026	$8,000,000

As of March 31, 2026, the Company was in compliance with all financial covenants under the Exit Note Purchase Agreement.

Outstanding Balance and Maturity

As of March 31, 2026, the outstanding Exit Notes balance was $25.3 million, consisting of Exit Roll Up Notes of $21.1 million and PIK interest of $4.3 million, net of unamortized debt issuance costs of $0.1 million. The Exit New Money Notes matured and were repaid in full on December 7, 2025, using a portion of the net proceeds from the November 2025 PIPE (see Note 15). The Exit Roll Up Notes mature on December 7, 2026. Debt issuance costs are amortized over the term of the respective notes at an effective interest rate of 11.09% as of March 31, 2026.

Interest expense related to the term note payable during Fiscal 2026 and 2025 was $3.5 million and $3.8 million, respectively.

The scheduled maturities of the Company’s long-term debt are as follows as of March 31, 2026 (in thousands):

Year Ending March 31,
2027	$25,385
Thereafter	-
Total principal payments and debt maturities	25,385
Less unamortized issuance costs	(65)
Net principal payments and debt maturities	$25,320

12. Commitments and Contingencies

Purchase Commitments

As of March 31, 2026 the Company had firm commitments to purchase inventories of approximately $49.3 million through Fiscal 2029. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventory.

Lease Commitments

Refer to Note 10 – Leases.

Related Party Transactions

On December 7, 2023 (the "Effective Date"), in connection with the Company's emergence from Chapter 11 bankruptcy, certain assets of the predecessor entity ("Reorganized PrivateCo”) including the Company's trademarks and distributor support services business were retained by Reorganized PrivateCo and held by Capstone Distributor Support Services Corporation ("CDSS"), an entity controlled by Goldman Sachs. A series of agreements were entered into on the Effective Date governing the relationship between the Company and CDSS, as described below. On March 31, 2026, in connection with the closing of the March 2026 PIPE (see Note 15) the Company completed a series of transactions that substantially unwound these related party arrangements, as further described below.

Reorganized PrivateCo Services Agreement

On the Effective Date, the Operating Subsidiary entered into a Services Agreement with Reorganized PrivateCo (the "Reorganized PrivateCo Services Agreement"), pursuant to which Reorganized PrivateCo provided the Operating Subsidiary's distributors, on a subcontracted basis, with certain ongoing and transition services related to Reorganized PrivateCo's distributor support services business. In consideration for these services, Reorganized PrivateCo paid the Operating Subsidiary a service fee equal to 90% of Reorganized PrivateCo's income (as defined in the Reorganized PrivateCo Services Agreement), less itemized expenses incurred and paid in direct support of the Operating Subsidiary's distributors.

The Company recognized $2.3 million and $2.5 million in other income for DSS service fees for Fiscal 2026 and Fiscal 2025, respectively.

In connection with the closing of the March 2026 PIPE, the Operating Subsidiary and the Company entered into an Asset Purchase Agreement with CDSS pursuant to which the Operating Subsidiary acquired the Distributor Support Services assets previously held by CDSS for a purchase price of $1.0 million (the "DSS Asset Acquisition"). As a result of the DSS Asset Acquisition, the Reorganized PrivateCo Services Agreement was terminated, and the distributor support services business is now fully owned and operated by the Operating Subsidiary. Accordingly, the Reorganized PrivateCo Services Agreement is no longer in effect as of March 31, 2026.

Trademark License Agreement

On the Effective Date, the Company entered into a Trademark License Agreement (the "Trademark License Agreement") with Reorganized PrivateCo, as licensor, pursuant to which Reorganized PrivateCo granted the Company a non-exclusive, royalty-bearing, non-transferable, non-sublicensable (except to affiliates), worldwide, perpetual and irrevocable (each subject to the terms of the Trademark License Agreement) license to use the Capstone trademarks solely in connection with the Company's business. In consideration for this license, the Company paid Reorganized PrivateCo an annual royalty of $100,000.

The Trademark License Agreement included a provision that if Reorganized PrivateCo did not use any of the Capstone trademarks for six consecutive months, those trademarks would be assigned to the Company for no further consideration. Additionally, Reorganized PrivateCo was restricted from assigning the Capstone trademarks to any third party without the Company's prior consent, not to be unreasonably withheld.

In connection with the DSS Asset Acquisition and the related unwinding of the Reorganized PrivateCo structure, the Trademark License Agreement was superseded, and the Trademarks were acquired by the Company. See Note 8 – Intangible Assets for additional information.

Services Agreement between the Company and the Operating Subsidiary

On the Effective Date, the Company entered into a Services Agreement with the Operating Subsidiary (the "New Capstone Services Agreement"), pursuant to which the Company provided certain services to the Operating Subsidiary in its capacity as majority equity holder, and in consideration, the Operating Subsidiary would reimburse the Company for its reasonable audit, board, and executive compensation expenses incurred in connection with being a publicly traded company (the "New Capstone Services Fee").

The New Capstone Services Fee was subject to an annual cap of $2,500,000 per fiscal year, increased on April 1 of each year by the greater of 3.5% or the Consumer Price Index as published by the U.S. Bureau of Labor Statistics as of March 31 of the prior year; provided that the increase effective April 1, 2024 was equal to 1.75%.

Following the closing of the March 2026 PIPE and the full redemption of the Preferred Units, Capstone Green Energy LLC became a wholly owned subsidiary of the Company.

Preferred Unit Redemption

On March 31, 2026, the Company redeemed all outstanding Preferred Units for $83.5 million. See Note 13 for additional information regarding the redemption and Note 15 for information on funding.

Legal Proceedings

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California alleging breach of contract relating to the parties’ prior distributor relationship (which terminated at the end of March 2018) and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement and promissory note in favor of Capstone. The Company subsequently modified its complaint to include Turbine Intl. guarantors as defendants. The Company was seeking approximately $4.8 million in compensatory damages, along with injunctive relief and attorney’s fees, interest, and costs. In 2024, the Court ordered default judgments first against Turbine International and then against the other defendants. The default judgement in the amount of approximately $7.3 million, which included pre-judgement interest and costs of the suite, was entered and placed on the docket in June 2025. The Company has prevailed in this proceeding. The ability of Capstone to collect on the judgement is unclear, as the defendants are overseas or without U.S.-based assets, therefor we have not recorded a receivable as of March 31, 2026.

13. Temporary Equity

Overview

As of March 31, 2026, the Company's temporary equity consists solely of the Redeemable Series A Convertible Preferred Stock issued on March 31, 2026, in connection with the March 2026 PIPE. The Operating Subsidiary's Redeemable Preferred Units, which had been classified as temporary equity in prior periods, were fully redeemed on March 31, 2026, as described below.

Part I — Redeemable Preferred Units (Extinguished March 31, 2026)

Issuance and Terms

In connection with the Company's emergence from Chapter 11 bankruptcy on December 7, 2023 (the "Effective Date"), the Operating Subsidiary issued 10,449,863 Preferred Units to Capstone Distributor Support Services Corporation ("CDSS"), an entity controlled by Goldman Sachs. The Preferred Units represented an aggregate 37.5% equity ownership interest in the Operating Subsidiary (the "Aggregate Purchase Price") and were classified as temporary equity due to their redeemable nature.

The Preferred Units provided CDSS with the following rights:

●	Redemption right: At any time during the six-month period following the sixth anniversary of the Effective Date, CDSS could elect to have all, but not less than all, of the then-outstanding Preferred Units redeemed by the Operating Subsidiary.
●	Conversion right: CDSS had the option to convert all or a portion of the Preferred Units into Operating Subsidiary Common Units at any time without payment of additional consideration, based on the proportion of Preferred Units converted multiplied by 37.5% of the Common Units deemed outstanding, adjusted proportionately for partial conversions.
●	Put option and liquidation preference: The Preferred Units also provided CDSS with a put option to sell the units back to the Operating Subsidiary and a liquidation preference that protected the holder from absorbing losses.

None of the Preferred Units were converted into Common Units prior to their redemption.

Valuation and Measurement

The Preferred Units were initially measured at fair value upon issuance using an option-pricing method ("OPM") under ASC 480-10-S99-3A, which treats the common and preferred units as call options on the enterprise value of the Operating Subsidiary with exercise prices based on the liquidation preference of the Preferred Units. The enterprise value used in the OPM was the value agreed upon by the parties in connection with the restructuring as approved by the U.S. Bankruptcy Court. The initial fair value was established at $13.9 million.

Subsequent remeasurement of the Preferred Units followed the HLBV method, with the maximum redemption value defined under the Capstone Green Energy LLC Agreement as the greater of (i) the share price of CGEH common stock (if publicly traded), with appropriate adjustments, or (ii) the Aggregate Purchase Price plus declared but unpaid dividends. The carrying value of the Preferred Units was not reduced below the initial recorded value of $13.9 million, consistent with the guidance in ASC 480-10-S99.

For fiscal years ended March 31, 2026 and March 31, 2025, the Company's common stock was publicly traded on the OTCQX Best Market. As of March 31, 2025, the closing price of CGEH common stock was $0.75 per share. The maximum redemption value as of March 31, 2025 did not exceed the initial fair value of $13.9 million; accordingly, no adjustment to the carrying value was recorded for Fiscal 2025.

Earnings Allocation

For the fiscal year ended March 31, 2026, the Company reported net income of $2.8 million, or $0.14 per basic share. However, net loss attributable to common stockholders was $66.8 million, or $3.21 per basic and diluted share, after deducting a non-cash deemed dividend of $69.6 million representing the accretion of the Operating Subsidiary's Redeemable Preferred Units to their maximum redemption value immediately prior to their full redemption on March 31, 2026. Accordingly, net income was allocated between controlling and noncontrolling interests pursuant to the HLBV method. For the fiscal year ended March 31, 2025, the Company reported a net loss; therefore, no allocation of losses was made to the noncontrolling interest, as the holder's contractual liquidation preference protected it from absorbing losses.

Redemption

On March 29, 2026, the Operating Subsidiary and the Company entered into a Preferred Unit Redemption Agreement with CDSS, providing for the full redemption of all outstanding Preferred Units for a redemption price of $83.5 million. The redemption closed on March 31, 2026, and was funded using a portion of the net proceeds from the March 2026 PIPE. As a result of the redemption, CDSS no longer holds any equity interest in the Operating Subsidiary, and Capstone Green Energy LLC is now a wholly owned subsidiary of the Company. The Preferred Units are no longer outstanding as of March 31, 2026. See Note 15 for additional information.

The following table presents the activity in the Redeemable Preferred Units for the fiscal years presented (in thousands):

	Year Ended March 31,
	2026	2025
Balance, beginning of year	$13,859	$13,859
Accretion to maximum redemption value	69,606	—
Redemption of preferred units	(83,465)	—
Balance, end of year	$0	$13,859

Part II — Redeemable Series A Convertible Preferred Stock

Issuance

On March 31, 2026, in connection with the March 2026 PIPE, the Company issued 80,000 shares of Redeemable Series A Convertible Preferred Stock (the "Redeemable Series A Preferred Stock") to funds managed by Monarch Alternative Capital LP ("Monarch") at a stated value of $1,000 per share, for an aggregate purchase price of $80.0 million. The Certificate of Designation establishing the Redeemable Series A Preferred Stock was filed with the Secretary of State of the State of Delaware and became effective on March 31, 2026. As redemption of the Redeemable Series A Preferred Stock is not solely within the Company's control, it is classified as temporary equity in accordance with ASC 480.

Holders of the Series A Preferred Stock are entitled to vote together with common stockholders on an as-converted basis, possess separate class voting rights over certain significant corporate actions, and have the right to designate directors to the Company’s board of directors, subject to certain ownership thresholds. The Series A Preferred Stock is convertible at the option of the holder into shares of common stock at an initial conversion price of $5.00 per share, subject to certain anti-dilution adjustments.

Dividends

The Redeemable Series A Preferred Stock accrues a cumulative paid-in-kind ("PIK") dividend at an initial rate of 5.00% per annum on the original issue price, as increased by prior PIK dividends, compounding annually. The PIK dividend accrues daily from the date of issuance and compounds on each anniversary thereof automatically, without any requirement for declaration by the Company. Beginning on June 30, 2030, the Company may elect to pay accrued and unpaid dividends for any quarterly period in cash, provided the Company satisfies minimum earnings, leverage, and liquidity requirements (the "Minimum Financial Metrics"). The Redeemable Series A Preferred Stock also participates in any dividends or distributions paid on the common stock on an as-converted basis.

The dividend rate is subject to increase as follows:

●	If the Company's common stock is not listed on a U.S. national securities exchange within 18 months of the closing date (i.e., by approximately September 30, 2027), the dividend rate increases by 200 basis points per annum on that date, and by an additional 100 basis points on each anniversary thereafter.
●	Additional rate increases may apply if the Minimum Financial Metrics are not satisfied.
●	The dividend rate may increase up to a maximum of 13.0% per annum.

Conversion

The Series A Preferred Stock is initially recorded at its allocated purchase price, net of $6.0 million of issuance costs. Subsequent measurement depends on whether the instrument is currently redeemable or probable of redemption. If redemption becomes probable, or if the instrument becomes currently redeemable, the carrying amount is adjusted to its redemption value in accordance with applicable SEC guidance. As of March 31, 2026, the Series A Preferred Stock is not currently redeemable or probable of redemption and, therefore, is not currently subject to remeasurement. Cumulative dividends, which are paid-in-kind by increasing the accreted value of the shares, are recorded as an increase to the carrying amount of the redeemable preferred stock at a dividend rate of 5% per annum.

Additionally, two features within the Series A Preferred Stock provide for potential cash payment upon the occurrence of certain events. These features were identified as embedded derivatives requiring bifurcation. The issuance-date fair values of these embedded derivatives were determined to be de minimis due to the likelihood of a triggering event occurring.

Optional Conversion: Each share of Redeemable Series A Preferred Stock is convertible at the holder's election at any time into a number of shares of common stock equal to (x) the original issue price of such share, plus accrued PIK dividends, divided by (y) the then-applicable conversion price. The initial conversion price is $5.00 per share, subject to customary anti-dilution adjustments.

Mandatory Conversion (Forced Conversion): Following a listing of the Company's common stock on a U.S. national securities exchange, the Company will have the right to require conversion of all outstanding Redeemable Series A Preferred Stock into common stock at the then-applicable conversion price if the volume-weighted average trading price of the common stock equals or exceeds $15.00 for at least 20 out of 30 consecutive trading days, subject to conditions including an effective resale registration statement, average daily trading volume of at least $5 million in value for at least 20 out of 30 consecutive trading days, and a publicly traded float of no less than $425 million.

As of March 31, 2026, 80,000 shares of Redeemable Series A Preferred Stock were outstanding, representing 16,000,000 shares of common stock on an as-converted basis at the initial conversion price of $5.00 per share.

Redemption

The Redeemable Series A Preferred Stock is redeemable at the option of the holder upon certain breaches by the Company, subject to available funds and the restrictions of the Exit Note Purchase Agreement. As redemption is contingent upon certain events not solely within the Company's control, Redeemable Series A Preferred Stock is classified as temporary equity rather than permanent equity.

Governance Rights

So long as Monarch holds at least 20% of the Company's common stock on an as-converted basis, it has the right to appoint two independent directors to the Board. Monarch retains the right to appoint one director while holding at least 10% on an as-converted basis, and board observer rights at 5% ownership. Monarch also holds broad consent rights over major corporate actions while a substantial portion of the Redeemable Series A Preferred Stock remains outstanding, and a potential board reconstitution right if the accreted value of the preferred exceeds $45 million after five years.

Registration Rights

In connection with the issuance of the Redeemable Series A Preferred Stock, the Company entered into a registration rights agreement pursuant to which the Company agreed to file a resale registration statement with the SEC registering the resale of the shares of common stock underlying the Redeemable Series A Preferred Stock within 30 days of the closing date.

The following table presents the activity in the Redeemable Series A Convertible Preferred Stock since issuance (in thousands):

Year Ended March 31,
2026
Balance, beginning of year	$—
Issuance of Redeemable Series A Preferred Stock, net of issuance costs	73,936
PIK dividend accrual	—
Balance, end of year	$73,936

14. Stock Compensation

The Company recognized $11 thousand of additional paid in capital related to stock compensation for Capstone Distributor Support Services Corporation (“CDSSC”) employees that was recorded directly to equity and not recognized in the Consolidated Statement of Operations. As a result, this amount is not included in stock-based compensation reflected in the Consolidated Statement of Cash Flows, which results in a difference between the statements.

The following table summarizes stock-based compensation expense by line item in the Consolidated Statements of Operations (in thousands):

	Year Ended March 31,
	2026	2025
Cost of goods sold	$46	$7
Research and development	43	5
Selling, general and administrative	688	250
Stock-based compensation expense	$777	$262

2023 Equity Incentive Plans

Capstone Energy+, Inc. 2023 Equity Incentive Plan

On December 7, 2023, in connection with the Company's emergence from Chapter 11 bankruptcy, the Board adopted the Capstone Energy+, Inc. 2023 Equity Incentive Plan (the "2023 Plan"). The 2023 Plan is administered by the Compensation and Human Capital Committee of the Board, or the Board itself, and is intended to attract and retain employees, consultants, and directors, align their interests with those of stockholders, and promote the long-term success of the Company.

The 2023 Plan was originally adopted with a maximum of 3,000,000 shares authorized for issuance. On August 12, 2025, during the Annual Meeting, the shareholders approved Amendment No. 1 to the 2023 Plan, increasing the share limit to 4,000,000 shares.

Awards under the 2023 Plan generally vest over three years. The aggregate value of awards granted during any single fiscal year to any non-employee director, together with cash fees paid to such director and any awards granted under any other equity compensation plan of the Company, may not exceed $300,000 in total value.

As of March 31, 2026, 2,207,544 shares remained available for future grants under the 2023 Plan.

Non-Voting Common Stock

In connection with the Company's emergence from bankruptcy, Capstone Energy+, Inc.'s Amended and Restated Certificate of Incorporation designated a class of non-voting common stock with a par value of $0.001 per share. The non-voting common stock was issued to certain key employees and directors as an incentive following the restructuring.

The non-voting common stock carries no voting rights on matters on which holders of common stock are generally entitled to vote, except that holders of non-voting common stock have the right to vote, separately or together with the common stock, on any amendments to the Certificate of Incorporation relating to (i) the authorized number of shares of common stock or non-voting common stock, or (ii) any preferences, rights, or powers of the non-voting common stock. The authorized number of shares of each class may be increased or decreased (but not below the number then outstanding) by the affirmative vote of holders of a majority of the common stock.

The non-voting common stock ranks equally with the common stock in all respects, including upon any liquidation, dissolution, or winding up of the Company, and shares ratably in any dividends and distributions. Each share of non-voting common stock automatically converts into one share of common stock upon transfer, subject to a twelve-month lock-up period following the date of the Certificate of Incorporation, with certain exceptions.

Upon emergence, the Company calculated a step-up in value for the non-voting common stock reflecting the maximum value of the shares after applying a discount for lack of voting rights and the lock-up restriction. On the Effective

Date, $0.5 million was recorded as a one-time compensation expense in the Consolidated Statement of Operations, with a corresponding credit to Additional Paid-In Capital.

As of March 31, 2026 and 2025, 333,120 and 508,475 shares of fully vested non-voting common stock were outstanding, respectively.

Restricted Stock Units

The 2023 Plan authorizes the grant of restricted stock units ("RSUs") and performance-based restricted stock units ("PRSUs"). The following table summarizes RSU activity for the fiscal years presented:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2024	460,000	$1.05
Granted	519,740	0.92
Vested and issued	(160,000)	1.05
Forfeited/cancelled	(92,917)	1.03
Non-vested restricted stock units outstanding at March 31, 2025	726,823	$0.96
Granted	950,845	1.33
Vested and issued	(654,849)	0.84
Forfeited/cancelled	(174,193)	0.90
Non-vested restricted stock units outstanding at March 31, 2026	848,626	1.49
Restricted stock units expected to vest beyond March 31, 2026	848,626	$1.49

Performance Restricted Stock Units

The following table summarizes performance restricted stock unit (“PRSU”) activity:

		Weighted
		Average Grant
		Date Fair
Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2024	—	$—
Granted	56,033	0.93
Vested and issued	—	—
Forfeited/cancelled	(2,500)	0.93
Non-vested restricted stock units outstanding at March 31, 2025	53,533	$0.93
Granted	84,141	0.73
Vested and issued	—	—
Forfeited/cancelled	(33,693)	0.82
Non-vested restricted stock units outstanding at March 31, 2026	103,981	0.80
Restricted stock units expected to vest beyond March 31, 2026	103,981	$0.80

Unrecognized Compensation Cost

As of March 31, 2026, there was approximately $1.1 million of aggregate unrecognized compensation cost related to unvested RSUs and PRSUs, which is expected to be recognized over a weighted-average remaining period of approximately 1.66 years. As of March 31, 2025, there was $0.7 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including PRSU) expected to be recognized in compensation expense in future periods with a weighted-average period of 1.98 years.

Warrants

No warrants are currently outstanding under the 2023 Equity Incentive Plan as of March 31, 2026.

15. Common Stock Issuance and Private Investment in Public Equity ("PIPE") Financing Transaction

November 2025 PIPE Financing Transaction

Overview

On November 24, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company agreed to issue and sell (collectively, the “November 2025 PIPE”) (i) 3,980,000 shares of common stock at $2.00 per share and (ii) pre-funded warrants to purchase 3,520,000 shares of common stock at a purchase price equal to the common stock purchase price minus $0.001, with an exercise price of $0.001 per share. The transaction closed on November 25, 2025, generating gross proceeds of approximately $15.0 million before placement agent fees and offering costs.

Total offering costs were approximately $1.4 million, consisting of a placement agent cash fee of 7.0% of gross proceeds received from investors who were not directors or executive officers, plus reimbursement of up to $100,000 of legal and out-of-pocket expenses. Offering costs were recorded as a reduction of additional paid-in capital. Net proceeds were approximately $13.6 million, of which approximately $8.3 million was used to repay the Exit New Money Notes maturing December 7, 2025 (see Note 11 – Debt), with the remainder available for working capital and general corporate purposes.

As of March 31, 2026, all 3,520,000 pre-funded warrants from this transaction remained outstanding and unexercised.

March 2026 Common Stock Issuance and PIPE Financing Transaction

Overview

In connection with the issuance of the Series A Preferred Stock on March 31, 2026, the Company also issued 3,333,334 shares of common stock to the Series A Preferred investor at a purchase price of $4.50 per share for aggregate gross proceeds of $15.0 million.

The issuance of common stock was part of the same securities purchase agreement and closed contemporaneously with the Series A Preferred Stock financing. The Company evaluated the common stock and Series A Preferred Stock as separate freestanding financial instruments and concluded that the transaction price was representative of the relative fair value of the instruments at issuance. Accordingly, no material reallocation of proceeds was required.

On March 31, 2026, the Company issued 3,588,889 shares of common stock of the Company, at a price of $4.50 per share as well as pre-funded warrants at a price of $4.499 to purchase up to 300,000 shares of common stock for aggregate gross proceeds of approximately $17.5 million (the “March 2026 PIPE”). The shares of common stock issued in the PIPE Investment were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”).

Upon closing, total offering costs of approximately $8.5 million were incurred, consisting primarily of a placement agent cash fee of 5.5% of gross proceeds and reimbursement of legal and other out-of-pocket expenses. These offering costs were allocated to the Series A Preferred Stock, common stock, and pre-funded warrants on a relative fair value basis, resulting in approximately:

●	$6.0 million allocated to the Series A Preferred Stock
●	$2.4 million allocated to the common stock
●	$0.1 million allocated to the pre-funded warrants

Offering costs allocated to the Series A Preferred Stock were presented as a direct reduction of the carrying amount of the preferred stock within temporary equity. Offering costs allocated to the common stock and pre-funded warrants were recorded as a reduction of additional paid-in capital.

A portion of the net proceeds, together with the proceeds from the Series A Convertible Preferred Stock issuance, was used to fund the $83.5 million redemption of the Preferred Units (see Note 12 – Commitments and Contingencies and Note 13 – Temporary Equity), with the remainder available for working capital and growth initiatives.

Pre-Funded Warrants

The pre-funded warrants issued in both PIPE Financings have substantially similar terms. Each warrant is exercisable at any time following issuance until exercised in full, subject to beneficial ownership limitations restricting exercise if the holder would beneficially own more than 4.99% of the Company's outstanding common stock (or, at the holder's election upon 61 days' prior notice, up to 9.99%). The warrants are exercisable into a fixed number of shares at a fixed exercise price and contain no cash settlement features outside the Company's control. Accordingly, both series of pre-funded warrants are classified as equity in accordance with ASC 480 and ASC 815, with proceeds allocated to additional paid-in capital.

The following table summarizes pre-funded warrant activity for fiscal 2026:

	November 2025 PIPE	March 2026 PIPE	Total
Warrants issued	3,520,000	300,000	3,820,000
Warrants exercised	-	-	-
Warrants outstanding at March 31, 2026	3,520,000	300,000	3,820,000

Registration Rights

In connection with each transaction, the Company entered into Registration Rights Agreements requiring it to file a resale registration statement covering the shares issued and the shares underlying the pre-funded warrants. Neither agreement imposes cash penalties for failure to meet filing or effectiveness deadlines; accordingly, no liability has been recorded in connection with these obligations. As of March 31, 2026, the registration statement related to the November 2025 PIPE had been filed with the SEC. The registration statement related to the March 2026 PIPE was filed with the SEC on April 28, 2026, subsequent to the fiscal year end.

16. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan (the "Plan") in which all employees are eligible to participate. Employees may contribute up to the lesser of 90% of their eligible compensation or the applicable Internal Revenue Service annual contribution limits. Employee contributions are fully vested at all times.

The Plan provides for both Company matching contributions and discretionary contributions, with discretionary contributions determined by the Board of Directors. The Company makes matching contributions at a rate of 50% of each employee's contributions, up to 6% of eligible compensation, a matching formula that has been in place since February 2019. Company matching contributions vest at a rate of 25% per year over four years, measured from each employee's hire date.

The Company recorded matching contribution expense of approximately $0.3 million and $0.3 million for Fiscal 2026 and 2025, respectively.

17. Net Income (Loss) Per Common Share

The Company has common stock and non-voting common stock outstanding. As both classes carry identical economic rights, earnings per share is presented on a combined basis. Basic income (loss) per share is computed using the weighted average number of combined common and non-voting common shares outstanding during the period.

Diluted income (loss) per share excludes potentially dilutive instruments, including restricted stock units, pre-funded warrants, and shares issuable upon conversion of the Series A Convertible Preferred Stock, when their inclusion would be anti-dilutive. For periods in which the Company reports a net loss available to common stockholders, all potentially dilutive instruments are excluded from the diluted share count as their inclusion would reduce the loss per share.

The accretion of the Preferred Units to their maximum redemption value is reflected as a reduction in net income (or increase in net loss) available to common and non-voting common stockholders in the computation of basic and diluted earnings per share, consistent with the two-class method requirements under ASC 260. Refer to Note 13 – Temporary Equity for additional information regarding the accretion of the Preferred Units and the issuance of the Series A Convertible Preferred Stock.

The following table presents the computation of basic and diluted net income (loss) per share for the fiscal years presented (in thousands, except per share amounts):

	Year Ended March 31,
	2026	2025
Numerator:
Consolidated net income (loss)	$2,825	$(7,190)
Less: Accretion to redemption value of Preferred Units	69,606	—
Net loss available to holders of common stock and non-voting common stock	$(66,781)	$(7,190)
Denominator:
Weighted average shares outstanding - common and non-voting common stock	20,833	19,056
Pre-funded warrants and other equivalents (1)	—	—
Weighted average shares outstanding - diluted	20,833	19,056
Net income (loss) per share - basic	$(3.21)	$(0.38)
Net income (loss) per share - diluted	$(3.21)	$(0.38)

(1)	For fiscal years ended March 31, 2026 and 2025, all potentially dilutive instruments were excluded from the diluted share count as their inclusion would be anti-dilutive given the net loss available to common stockholders in each period.

The following table summarizes the potentially dilutive securities excluded from the diluted share calculation for each period presented:

	Year Ended March 31,
	2026	2025
Restricted stock units	848,626	726,823
Performance restricted stock units	103,981	53,533
Pre-funded warrants - November 2025 PIPE	3,520,000	—
Pre-funded warrants - March 2026 PIPE	300,000	—
Series A Convertible Preferred Stock (as-converted basis)	16,000,000	—
Total potentially dilutive securities excluded	20,772,607	780,356

18. Income Taxes

Income (loss) before provision for income taxes consisted of the following for the years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
United States	$2,706	$(7,066)
Foreign	65	51
Income (loss) before provision for income taxes	$2,771	$(7,015)

The current income tax provision represents income taxes reported or expected to be reported on the Company's federal, state, and foreign income tax returns for the respective periods. The Company has recorded a full valuation allowance against its net deferred tax assets.

The components of the provision for income tax expense (benefit) are as follows for the years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
Current:
Federal	$(19)	$85
State	(16)	61
Foreign	(19)	29
	(54)	175
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total income tax expense (benefit)	$(54)	$175

Actual income tax expense differed from the amount computed by applying statutory corporate income tax rates to income from operations before income taxes. A reconciliation of income tax expense (benefit) to the U.S. federal statutory rate, presented in accordance with ASU 2023-09, follows (in thousands, except percentages):

	Year Ended March 31, 2026
	Amount	Percent
Federal income tax at the statutory rate	$582	21.0%
State and local taxes, net of federal income tax effect (1)	(13)	(0.5)%
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	16	0.6%
Other	(35)	(1.3)%
Effect of cross-border tax laws
Other	(2)	(0.1)%
Tax credits
Research and development credits	(50)	(1.8)%
Changes in valuation allowances	198	7.2%
Nontaxable or nondeductible items
Sec 162(m) officers' compensation	105	3.8%
Share-based payment awards (2)	(123)	(4.4)%
Other	10	0.3%
Other adjustments
Redeemable noncontrolling interest (3)	(381)	(13.8)%
True-up	(362)	(13.1)%
Income tax expense (benefit)	$(54)	(1.9)%
(1)	A majority (greater than 50%) of the tax effect in this category relates to state and local taxes in California and Pennsylvania.
(2)	The Company classifies windfalls and shortfalls related to share-based compensation within the nondeductible/nontaxable category.
(3)	Partnership income allocated to noncontrolling interest prior to redemption.

As previously disclosed for the year ended March 31, 2025, prior to the adoption of ASU 2023-09, the table below is a reconciliation of the components that caused the Company's income tax expense to differ from amounts computed by applying the U.S. federal statutory rate (in thousands, except percentages):

	Year Ended March 31, 2025
	Amount	Percent
Federal income tax at the statutory rate	$(1,473)	21.0%
State taxes, net of federal effect	(304)	4.3%
Redeemable noncontrolling interest	563	(8.0)%
Change in valuation allowance	2,208	(31.5)%
Research and development credits	(44)	0.6%
Excess business interest expense	218	(3.1)%
True-up of prior year's estimates	(1,004)	14.3%
Other	11	(0.2)%
Income tax expense	$175	(2.5)%

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets and liabilities consisted of the following at March 31, 2026 and 2025 (in thousands):

	As of March 31,
	2026	2025
Deferred tax assets:
NOL carryforwards	$1,962	$1,456
Investment in partnership	—	825
Goodwill	16,833	—
Lease liabilities	1,461	—
Intangible assets	1,487	—
Inventory reserve	925	—
Warranty reserve	1,364	—
Deferred revenue	1,845	—
Accrued expenses	873	—
Allowance for bad debts	322	—
Property, plant, and equipment	450	—
Other	206	—
Deferred tax assets	27,727	2,281
Valuation allowance for deferred tax assets	(26,038)	(2,281)
Deferred tax assets, net of valuation allowance	1,689	—
Deferred tax liabilities:
Right-of-use assets	(1,428)	—
Other	(261)	—
Net deferred tax assets	$—	$—

On March 29, 2026, the Operating Subsidiary and the Company entered into a Preferred Unit Redemption Agreement with CDSS, providing for the full redemption of all outstanding Preferred Units. Following the redemption, as of March 31, 2026, the Operating Subsidiary, which was previously treated as a partnership, is treated as a disregarded entity for tax purposes as it is 100% owned by the Company. Prior to the redemption, the Company recorded an outside basis difference related to its investment in the Operating Subsidiary. Following the redemption, the Company directly owns the assets and liabilities of the Operating Subsidiary and is required to track the related inside book-to-tax basis differences. The deferred tax assets and liabilities presented as of March 31, 2026 reflect these inside book-to-tax basis differences.

Valuation Allowance

Due to the uncertainty surrounding the timing and realization of the benefits of the Company's favorable tax attributes in future income tax returns, the Company has established a full valuation allowance against its net deferred tax assets. The Company's return to profitability in Fiscal 2026, while a positive indicator, does not yet constitute sufficient positive evidence to overcome negative evidence considered in the valuation allowance assessment under ASC 740. The Company will continue to evaluate the realizability of its deferred tax assets each reporting period and will reduce the valuation allowance when, in management's judgment, it is more likely than not that some or all of the deferred tax assets will be realized. While the weight of positive evidence does not outweigh the negative evidence at the end of Fiscal 2026, the Company anticipates that a release of valuation allowance may be appropriate within the next 12 months. The change in the valuation allowance was as follows (in thousands):

	Year Ended March 31,
	2026	2025
Balance, beginning of year	$(2,281)	$(155,382)
Change in valuation allowance recorded in continuing operations	(265)	153,101
Change in valuation allowance recorded in APIC	(23,492)	—
Balance, end of year	$(26,038)	$(2,281)

For fiscal 2025, the decrease in the valuation allowance of $153.1 million was primarily attributable to the impact of the Plan of Reorganization, which resulted in the elimination of pre-reorganization tax attributes, including NOL carryforwards that remained with Reorganized PrivateCo (CDSS). For fiscal 2026, the increase in valuation allowance of $23.8 million primarily reflects 100% of the Operating Subsidiary's inside book and tax basis differences and tax basis step up resulting from the redemption of the Company’s Preferred Units, recorded through APIC.

Net Operating Loss Carryforwards

The Company’s NOL carryforwards for federal and state income tax purposes at March 31, 2026, were as follows (in thousands):

		Expiration
	Amount	Period
Federal NOL	$8,002	Indefinite
State NOL	$4,222	2044

Federal NOL carryforwards generated after December 31, 2017 are carried forward indefinitely but are subject to an 80% limitation on taxable income in the year of utilization under the Tax Cuts and Jobs Act of 2017.

IRC Section 382 Limitations

Internal Revenue Code Section 382 (“Section 382”) limits the use of net operating loss (“NOL”) and tax credit carryforwards when changes occur in the capital stock ownership of the Company. Any annual limitation may result in the expiration of NOL and credits before utilization. If the Company experiences an ownership change, utilization of the NOL and carryforwards could be significantly reduced. The Company does not expect to utilize NOL and tax credit carryforwards in the near term; accordingly, any Section 382 limitation is not expected to have a material impact on the financial statements given the full valuation allowance currently in place.

Unrecognized Tax Benefits

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. Based on management's evaluation, there were unrecognized tax benefits primarily related to research and development credits as of March 31, 2026 and March 31, 2025.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at April 1, 2024	$—
Gross increase related to prior year tax positions	19
Gross increase related to current year tax positions	—
Gross decrease due to reorganization	—
Balance at March 31, 2025	$19
Gross increase related to prior year tax positions	5
Gross increase related to current year tax positions	32
Lapse of statute of limitations	—
Balance at March 31, 2026	$56

Tax Return Jurisdictions and Open Years

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. The Company is generally subject to examination by taxing authorities for fiscal years ended March 31, 2023 through the present period, subject to applicable statute of limitations periods.

Income taxes paid, net of refunds received for the fiscal year ended March 31, 2026, are as follows in accordance with ASU 2023-09 (in thousands):

Federal	$ 70
State:
Pennsylvania	21
Other	10
Foreign	—
Total payments made (net of refunds received)	$ 101

19. Segment Information

Segment Structure

The Company operates as a single reportable segment encompassing the development, manufacture, sale, and rental of microturbine energy systems and their related parts and services. This determination is consistent with how the Company's Chief Executive Officer (the "CODM") evaluates performance and allocates resources on a consolidated basis.

The CODM assesses segment performance using consolidated net income (loss) on a GAAP basis, consistent with the basis of presentation in these financial statements. This measure is compared against prior periods and forecasted results to support operational decision-making, cost management, and business expansion initiatives. The CODM does not evaluate the segment using asset or liability information, and there are no intersegment sales or transfers within the consolidated entity.

Segment Profit or Loss and Reconciliation to Consolidated Statements of Operations

The following table presents reported segment revenue, gross profit, significant segment expenses regularly provided to the CODM, and a reconciliation to consolidated net income (loss) (in thousands):

	Year Ended March 31,
	2026	2025
Revenue, net:	$106,004	$85,564
Less:
Cost of revenue	72,133	62,266
Gross profit	33,871	23,298
Less:
Research and development	3,621	2,667
Selling, general & administrative expenses	22,928	19,328
Non-recurring professional expenses	3,930	6,877
Other (income) expense items (1)	567	1,616
Consolidated net income (loss)	$2,825	$(7,190)

(1)	Other segment items included in segment (income) expense include other income (expense), interest expense, interest income and income tax expense.

Significant Segment Expenses

In accordance with ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280), the following describes the significant expense categories regularly provided to the CODM and included in the segment profit or loss measure:

Cost of Revenue includes direct materials, direct labor, manufacturing overhead, warranty costs, and the cost of services performed under FPP and LTMA agreements.

Research and Development includes salaries, materials, and overhead costs associated with the design, development, and improvement of the Company's microturbine technology.

Selling, General and Administrative includes salaries and benefits for sales, marketing, and administrative personnel, commissions, marketing expenses, occupancy costs, and other general corporate expenses.

Non-Recurring Professional Expenses includes costs that are separately identified and regularly presented to the CODM because they are not reflective of the Company's underlying operating performance. These consist of restructuring costs, financing transaction fees, shareholder litigation expenses, non-recurring legal costs, financial statement restatement expenses, and costs related to the SEC investigation.

Measure of Segment Profitability

For Fiscal 2026, the CODM's primary measure of segment performance is consolidated net income, reflecting the Company's return to profitability. For Fiscal 2025, this measure was consolidated net loss. In both periods, the CODM evaluates performance against prior period results and internal forecasts to assess operational efficiency and progress against the Company's strategic objectives.

20. Business Combinations

Acquisition of Cal Microturbine, LLC

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

(1)The deferred consideration reflects cash payments of $4.0 million which will be distributed over 24 monthly installments starting in January 2026. These payments were discounted to their present value using an 11.45% discount rate.

(2)The settlement of preexisting relationships reflects the resolution of outstanding accounts receivable and deferred revenue balances between Capstone and Cal Microturbine that existed as of the Closing Date. In accordance with ASC 805-10-25-20, this settlement was accounted for separately from the business combination and is excluded from the measurement of consideration transferred for purposes of the purchase price allocation and the determination of goodwill.

At the time of acquisition, Capstone and Cal Microturbine were engaged in ongoing litigation and arbitration related to their distributor agreement. As a result of the Purchase Agreement, these disputes were resolved, and mutual releases were executed. Neither company had recorded any contingent assets nor liabilities related to these matters as of the Closing Date.

The Company incurred acquisition and integration-related costs of $1.6 million during the year ended March 31, 2026, which were recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations.

The Company accounted for the acquisition using the acquisition method under ASC 805, Business Combinations, under which assets acquired and liabilities assumed are recorded at their estimated fair values as of the Closing Date.

The most significant judgment in the purchase price allocation relates to the valuation of Cal Microturbine's customer relationships, which were valued using the multi-period excess earnings method. Key assumptions include projected revenue, customer attrition rates, operating expenses, selling and general administrative expenses, and a discount rate. Because this valuation relies on company-specific forecasts and assumptions rather than observable market inputs, the customer relationship intangible asset is classified as a Level 3 measurement within the ASC 820 fair value hierarchy.

As of the date of this filing, the Company performed the preliminary analysis to assign fair value to all tangible and intangible assets acquired and liabilities assumed. The preliminary purchase price allocation includes measurement period adjustments recognized based on information obtained subsequent to the Closing Date related to facts and circumstances that existed as of the acquisition date, primarily related to the identification of previously unrecorded sales tax payable and commissions payable, which resulted in corresponding adjustments to the estimated fair value of identifiable intangible assets. The purchase price allocation remains preliminary and is subject to further refinement as additional information becomes available, which may result in changes to the estimated fair values of assets acquired and liabilities assumed. The Company expects to finalize the fair value measurements as soon as practicable, but no later than 12 months from the Closing Date. No goodwill has been recognized as its management estimate as of the date of this filing is that the fair value of the net assets and liabilities acquired approximate the purchase price. However, upon finalizing its purchase price allocation, goodwill may result.

The following table summarizes the amounts of assets acquired and liabilities assumed at the acquisition date, valued at their estimated acquisition date fair value and subsequent adjustments made during the measurement period (in thousands):

	Acquisition Date Fair Value	Measurement Period Adjustments	Updated Acquisition Date Fair Value
Assets acquired
Cash	$7,361	$—	$7,361
Accounts receivable	6,689	—	6,689
Inventories	760	—	760
Lease receivable, current	366	—	366
Prepaid expenses and other current assets	19	5	24
Property, plant, equipment and rental assets	52	—	52
Finance lease right-of-use assets	36	—	36
Operating lease right-of-use assets	12	—	12
Intangible assets (1)	3,884	491	4,375
Goodwill	—	—	—
Total assets acquired	19,179	496	19,675
Liabilities assumed
Accounts payable	432	—	432
Accrued expenses	479	391	870
Accrued salaries and wages	655	105	760
Deferred revenue, current	2,649	—	2,649
Finance lease liability, current	17	—	17
Operating lease liability, current	7	—	7
Finance lease liability, non-current	19	—	19
Operating lease liability, non-current	5	—	5
Total liabilities assumed	4,263	496	4,759
Net assets acquired	$14,916	$—	$14,916

(1) The intangible asset relates to customer relationships and was determined to have a amortization period of six years, amortized on a straight-line basis. Amortization expense from August 13, 2025, Closing Date, through March 31, 2026 is $0.4 million.

No goodwill was recognized as the estimated fair value of the net assets acquired approximates the total consideration transferred.

The post-closing operating results of Cal Microturbine have been included in our consolidated financial statements. For the period from the Closing Date through March 31, 2026, the Company’s Consolidated Statements of Operations include Cal Microturbine revenue of $4.0 million and earnings of $1.2 million for the year ended March 31, 2026, respectively.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma consolidated results of operations present the estimated unaudited pro forma combined results of Capstone and Cal Microturbine for the year ended March 31, 2026 and 2025, as if the acquisition had occurred on April 1, 2024 and was prepared in accordance with ASC 805.

The pro forma information does not necessarily represent what the combined companies' revenue or results of operations would have been had the acquisition occurred on April 1, 2024, nor is it intended to be a projection of future operating results. It does not reflect any operating efficiencies or potential cost savings from combining the two entities. Cal Microturbine's fiscal year ends December 31; accordingly, the pro forma financial information was prepared using comparable reporting periods, with Cal Microturbine's financial data derived from internally generated, unaudited reports and certain estimates applied to allocate revenues and expenses across periods.

Pro forma adjustments include the elimination of intercompany revenue and expenses, amortization of the customer relationship intangible asset, interest expense on deferred consideration, and reclassification of acquisition-related transaction costs. Acquisition-related costs incurred by Capstone were excluded from the fiscal 2026 pro forma results and included in the fiscal 2025 pro forma results, consistent with ASC 805 requirements.

Combined Company Pro Forma	Year ended March 31,
	2026	2025
Revenues, net	$111,915	$90,514
Net income (loss)	7,621	(9,069)

Asset Acquisition of Capstone Distributor Support Services (“CDSS”)

On March 31, 2026, pursuant to an asset purchase agreement, the Company acquired a set of assets and assumed certain liabilities associated with its distributor support activities, including  the Company’s right, title, and interest in and to certain trademarks of the Company from Capstone Distributor Support Services Corporation (the “Seller” or “CDSS”) (the “DSS Transaction”).

Total consideration transferred was $4.4 million, consisting of $1.0 million of cash paid at closing, $1.0 million attributable to the settlement of a pre-existing relationship between the Company and CDSS and the assumption of $2.4 million of liabilities.

The Company determined the Transaction constituted an asset acquisition because the acquired set did not include an assembled workforce with a substantive process and therefore did not meet the definition of a business under U.S. GAAP. Under asset acquisition accounting, the total purchase consideration was allocated to assets acquired and liabilities assumed on a relative fair value basis. No goodwill was recognized.

The allocation of the purchase consideration to the assets acquired and liabilities assumed is summarized below (in thousands):

Purchase Price Allocation
Purchase consideration:
Cash paid at close	$1,000
Settlement of preexisting relationships (1)	971
Assumed liabilities (2)	2,394
Total purchase consideration	$4,365

Assets acquired:
Accounts receivable	$2,764
Prepaid expenses and other current assets	19
Property, plant, equipment and rental assets	1
Intangible assets (3)	1,581
Net assets acquired	$4,365
(1)	The settlement of pre-existing relationships related to accounts receivable. In accordance with ASC 805-10-25-20, this settlement was accounted for separately from the business combination and is excluded from the measurement of consideration transferred for purposes of the purchase price allocation and the determination of goodwill.
(2)	The assumed liabilities include: Accounts payable of $335 thousand, Accrued salaries and wages of $27 thousand, and Deferred revenue of approximately $2.0 million.
(3)	The Company recognized an intangible asset related to the Company’s right, title, and interest in and to certain trademarks of $1.6 million with a 10-year life which is amortized on a straight-line basis over its estimated useful life.

21. Supplemental Balance Sheet Information

Prepaid and Other Assets

The following table presents the components of prepaid expenses, other current assets, and other long-term assets as of March 31, 2026 and 2025 (in thousands):

	March 31,	March 31,
	2026	2025
Other royalty-related current assets	$150	$124
Other royalty-related noncurrent assets	1,878	2,102
Total royalty-related assets	$2,028	$2,226
Prepaid insurance current asset	167	148
Prepaid insurance noncurrent asset	298	431
Total prepaid insurance	$465	$579
Deposits current asset	187	169
Deposits noncurrent asset	456	172
Total deposits	$643	$341
Prepaid vendor inventory	1,534	2,126
Prepaid taxes	965	698
Other current assets	544	388
Total Prepaid expenses, other current assets and other assets	$6,179	$6,358

Prepaid Royalties

The Company holds a prepaid royalty asset that is being amortized over a fifteen-year period through September 2033 using an effective royalty rate methodology. The fifteen-year amortization period reflects the minimum expected life cycle of the current generation of microturbine products. The effective royalty rate is calculated as the total prepaid royalty settlement divided by total projected microturbine system unit shipments over the amortization period.

On a quarterly basis, the Company re-forecasts projected microturbine unit shipments to determine whether an adjustment to the effective royalty rate is necessary and whether any impairment indicators exist. No impairment was identified as of March 31, 2026 or March 31, 2025.

As of March 31, 2026, the remaining balance of the prepaid royalty asset was $2.0 million, of which $0.1 million is classified as current and $1.9 million is classified as non-current on the Consolidated Balance Sheets.

22. Subsequent Events

Subsequent to March 31, 2026, certain investors exercised warrants issued in connection with the Company’s March 2026 PIPE. On May 8, 2026, an investor exercised warrants to purchase 2,019,812 shares of common stock pursuant to a cashless exercise feature.

On April 21, 2026, the Company’s Board of Directors approved Amendment No. 2 to the Capstone Energy+, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), increasing the maximum number of shares authorized for issuance under the 2023 Plan from 4,000,000 to 7,000,000 shares. This amendment was disclosed in the Company’s Current Report on Form 8-K filed on April 21, 2026.

The Company evaluated subsequent events through the date of issuance of these financial statements and determined that no events occurred that require recognition or disclosure, other than those described above.

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

2.5		Equity Purchase Agreement, dated August 13, 2025, by and among Capstone Green Energy LLC, Cal Micro Holdco, Inc., and the other parties thereto (u)
3.1		Second Amended and Restated Certificate of Incorporation of Capstone Green Energy Holdings, Inc. (l)
3.2		Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (x)
3.3		Second Amended and Restated Bylaws of Capstone Energy+, Inc. (x)
3.4		Certificate of Designation of Series A Convertible Preferred Stock of Capstone Green Energy Holdings, Inc. (q)
4.1

Exit Note Purchase Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC, Capstone Green Energy Holdings, Inc., Capstone Financial Services, Broad Street Credit Holdings LLC, as Purchaser, and Goldman Sachs Specialty Lending Group, L.P., as Collateral Agent (l)

4.2

First Amendment to Note Purchase Agreement, dated as of June 28, 2024, by and among Capstone Green Energy Holdings, Inc., Capstone Green Energy LLC, Capstone Turbine Financial Services, LLC, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto (n)

4.3

Consent and Second Amendment to Note Purchase Agreement, dated as of August 13, 2025, by and among Capstone Green Energy Holdings, Inc., Capstone Green Energy LLC, Capstone Turbine Financial Services, LLC, Goldman Sachs Specialty Lending Group, L.P. and the Purchaser party thereto. (u)

4.4		Consent and Third Amendment to Note Purchase Agreement, dated March 29, 2026. (q)
4.5		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (o)
4.6		Form of 2025 Pre-Funded Warrant. (r)
4.7		Form of 2026 Pre-Funded Warrant. (q)
10.1	*	Amended and Restated Capstone Turbine Corporation Change of Control Severance Plan (a)
10.2		Development and License Agreement between Capstone Turbine Corporation and Carrier Corporation, successor-in-interest to UTC Power Corporation, dated September 4, 2007 (b)
10.3		Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated October 13, 2017 (c)
10.4		Guaranty between Capstone Turbine Corporation and Hispania Petroleum, S.A., dated October 13, 2017 (c)
10.5		First Amendment to the Accounts Receivable Assignment Agreement and Promissory Note between Capstone Turbine Corporation and Turbine International, LLC, dated June 5, 2018 (d)
10.6	*	Capstone Green Energy Corporation Amended and Restated Severance Pay Plan and Summary Plan Description, dated July 3, 2018, as amended March 2023 (e)
10.7	*	Form of Capstone Green Energy Corporation Change in Control Agreement (f)

Exhibit Number		Description
10.8		Consulting Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 22, 2022 (g)
10.9		National Account Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions, dated May 20, 2022 (g)
10.10		Installation Agreement between Capstone Green Energy Corporation and Capstone Engineered Solutions Corporation (g)
10.11		Lease Agreement between Capstone Green Energy Corporation and Prologis, L.P., dated January 25, 2023 (h)
10.12

Transaction Support Agreement, dated September 28, 2023, by and among Capstone Green Energy Corporation and certain of its subsidiaries, Goldman Sachs Specialty Lending Group, L.P., and Broad Street Credit Holdings LLC (i)

10.13		Reorganized PublicCo Services Agreement, dated December 7, 2023, by and among Capstone Green Energy Holdings, Inc. and Capstone Green Energy LLC (l)
10.14		Trademark License Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy Holdings, Inc. (l)
10.15	*	Capstone Green Energy Holdings, Inc. Form of Indemnity Agreement (l)
10.16	*	Severance Pay Plan of Capstone Green Energy Holdings, Inc. (l)
10.17	*	Capstone Energy+, Inc. 2023 Equity Incentive Plan, as amended. (v)
10.18		Amended and Restated Limited Liability Company Agreement, dated December 7, 2023, of Capstone Green Energy LLC. (l)
10.19		Reorganized PrivateCo Services Agreement, dated December 7, 2023, by and among Capstone Distributor Support Services Corporation and Capstone Green Energy LLC (l)
10.20		Registration Rights Agreement, dated December 7, 2023, by and among Capstone Green Energy LLC and Capstone Distributor Support Services Corporation (l)
10.21	*	Employment Offer Letter for Vincent J. Canino, dated February 22, 2024 (m)
10.22	*	Capstone Green Energy Holdings, Inc. Form of Amended and Restated Change in Control Agreement (m)
10.23	*	Form of Restricted Stock Unit Agreement (o)
10.24		Exit Note Purchase Agreement Waiver Letter dated June 23, 2025.
10.25		Consulting Agreement, dated as of November 10, 2025, between Capstone Green Energy Holdings, Inc. and BBR Financial Solutions, LLC. (t)
10.26		Securities Purchase Agreement, dated as of November 24, 2025, by and among Capstone Green Energy Holdings, Inc. and the purchasers party thereto. (r)
10.27		Registration Rights Agreement, dated as of November 24, 2025, by and among Capstone Green Energy Holdings, Inc. and the purchasers party thereto. (r)
10.28		Placement Agency Agreement, dated November 24, 2025, by and between Capstone Green Energy Holdings, Inc. and Craig-Hallum Capital Group LLC. (r)
10.29		Securities Purchase Agreement with Preferred Stock Investor, dated March 29, 2026, by and among Capstone Green Energy Holdings, Inc. and the purchasers party thereto. (q)
10.30		Securities Purchase Agreement for PIPE, dated as of March 29, 2026, by and among Capstone Green Energy Holdings, Inc. and the purchasers party thereto. (q)
10.31		Registration Rights Agreement with Preferred Stock Investor, dated as of March 29, 2026, by and among Capstone Green Energy Holdings, Inc. and the purchasers party thereto. (q)
10.32		Registration Rights Agreement for PIPE, dated as of March 29, 2026, by and among Capstone Green Energy Holdings, Inc. and the purchasers party thereto. (q)

Exhibit Number	Description
10.33	Placement Agency Agreement, dated March 29, 2026, by and between Capstone Green Energy Holdings, Inc. and Craig-Hallum Capital Group LLC. (q)
10.34	Preferred Unit Redemption Agreement, dated March 29, 2026. (q)
10.35	Asset Purchase Agreement, dated March 29, 2026. (q)
19.1	Insider Trading Policy.
21.1	List of Subsidiaries.
23.1	Consent of CBIZ CPAs P.C.
24	Power of Attorney (included on the signature page of this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith)
97.1	Capstone Energy+, Inc. Clawback Policy, effective October 2, 2023, amended June 1, 2026
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from Capstone Green Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan or arrangement

(a)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (File No. 001-15957).
(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-15957).
(c)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2017 (File No. 001-15957).
(d)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (File No. 001-15957).
(e)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 6, 2023 (File No. 001-15957).
(f)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-15957).
(g)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (File No. 001-15957).
(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 (File No. 001-15957).
(i)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2023 (File No. 001-15957).

(j)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 25, 2023 (File No. 001-15957).
(k)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2023 (File No. 001-15957).
(l)	Incorporated by reference to the Company’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(m)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2024 (File No. 001-15957).
(n)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2024 (File No. 001-15957).

(o)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (File No. 001-15957).

(p)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (File No. 001-15957).
(q)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2026 (File No. 001-15957).

(r)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2025 (File No. 110-15957).

(s)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 6, 2026 (File No. 333-295611).

(t)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2025 (File No. 001-15957).

(u)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2025 (File No. 001-15957).

(v)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2025 (File No. 001-15957).

(w)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on April 28, 2026 (File No. 333-295366).

(x)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2026 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE ENERGY+, INC.

Date: June 25, 2026	By:	/s/ John P. Miller
John P. Miller Interim Chief Financial Officer and Director (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Capstone Energy+, Inc., hereby severally constitute Vince Canino and John P. Miller, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Capstone Energy+, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vince J. Canino	President, Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2026
Vince J. Canino

/s/ John P. Miller	Interim Chief Financial Officer and Director (Principal Financial Officer)	June 25, 2026
John P. Miller

/s/ Candice Graves	Chief Accounting Officer and Controller (Principal Accounting Officer)	June 25, 2026
Candice Graves

/s/ Robert F. Powelson	Interim Chair of the Board of Directors	June 25, 2026
Robert F. Powelson

/s/ Denise Wilson	Director	June 25, 2026
Denise Wilson

/s/ Ping Fu	Director	June 25, 2026
Ping Fu

/s/ Christopher J. Close	Director	June 25, 2026
Christopher J. Close

/s/ Robert F. Beard	Director	June 25, 2026
Robert F. Beard