Form 10-Q
period 2026-06-30
Capstone Energy Plus, Inc.
filed 2026-08-12
CIK 1009759

f+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-15957

Capstone Energy+, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1514270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16640 Stagg Street Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)

818-734-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	CEPL	The Nasdaq Stock Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 7, 2026, the registrant had 32,611,589 shares of voting common stock, par value $0.001 per share, and 333,120 shares of non-voting common stock, par value $0.001 per share, outstanding.

CAPSTONE ENERGY+, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	March 31,
	2026	2026
	(Unaudited)
Assets
Current Assets:
Cash	$31,582	$28,179
Restricted cash	715	715
Accounts receivable, net of allowances of $1,417 at June 30, 2026 and $1,337 at March 31, 2026	12,821	12,911
Inventories	26,962	22,106
Prepaid expenses and other current assets	4,002	3,924
Total current assets	76,082	67,835
Property, plant, equipment and rental assets, net	12,865	16,185
Intangible assets, net	5,272	5,546
Finance lease right-of-use assets	4,609	4,789
Operating lease right-of-use assets	8,695	9,859
Non-current portion of inventories	2,900	2,736
Other assets	4,380	4,500
Total assets	$114,803	$111,450
Liabilities, Temporary Equity and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$19,347	$17,614
Accrued expenses	7,087	7,029
Accrued warranty reserve	990	971
Deferred revenue, current	13,049	10,040
Deferred acquisition costs, current	1,776	1,726
Finance lease liability, current	1,289	1,520
Operating lease liability, current	2,083	1,862
Factory protection plan liability	4,904	4,698
Exit notes, net of discount, current	25,337	25,320
Total current liabilities	75,862	70,780
Deferred revenue, non-current	551	648
Deferred acquisition costs, non-current	967	1,430
Finance lease liability, non-current	784	991
Operating lease liability, non-current	6,936	8,132
Total liabilities	85,100	81,981
Commitments and contingencies (Note 12)
Temporary equity:
Redeemable preferred stock, $0.001 par value; 1,000,000 shares authorized, 80,000 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively (Note 13)	74,922	73,936
Total temporary equity	74,922	73,936
Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,557,301 shares issued and outstanding at June 30, 2026 and 30,163,613 shares issued and outstanding at March 31, 2026	35	30
Non-voting common stock, $0.001 par value; 600,000 shares authorized, 333,120 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	1	1
Additional paid-in capital	929,613	930,234
Accumulated deficit	(974,138)	(974,175)
Treasury stock, at cost; 298,824 shares at June 30, 2026 and 269,603 shares at March 31, 2026	(730)	(557)
Total stockholders’ deficit	(45,219)	(44,467)
Total liabilities, temporary equity and stockholders' deficit	$114,803	$111,450

See accompanying notes to condensed consolidated financial statements.

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Revenue, net:
Product and accessories	$12,964	$15,720
Parts and services	9,722	7,938
Rentals	2,237	4,213
Total revenue, net	24,923	27,871
Cost of goods sold:
Product and accessories	8,997	14,518
Parts and services	5,732	3,759
Rentals	1,434	2,030
Total cost of goods sold	16,163	20,307
Gross profit	8,760	7,564
Operating expenses:
Research and development	1,221	814
Selling, general and administrative	6,572	6,921
Total operating expenses	7,793	7,735
Income (loss) from operations	967	(171)
Other income (expense), net	(227)	436
Interest income	159	53
Interest expense	(857)	(1,011)
Income (loss) before provision for income taxes	42	(693)
Provision for income taxes	5	5
Net income (loss)	$37	$(698)

Net loss per share of common stock and non-voting common stock—basic and diluted	$(0.03)	$(0.04)
Weighted average shares used to calculate basic net loss per share of common stock and non-voting common stock	34,335	19,366

See accompanying notes to condensed consolidated financial statements.

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)
(Unaudited)

			Permanent Equity
	Redeemable				Non-Voting		Additional			Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Amount	Deficit
Balance, March 31, 2026	80,000	$73,936	30,163,613	$30	333,120	$1	$930,234	$(974,175)	$(557)	$(44,467)
Stock-based compensation	—	—	—	—	—	—	365	—	—	365
Stock awards to Board of Directors	—	—	2,232	—	—	—	—	—	—	—
Exercise of prefunded warrants	—	—	2,019,812	5	—	—	—	—	—	5
Vested restricted stock units	—	—	47,241	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	353,624	—	—	—	—	—	—	—
Repurchase of shares for employee taxes on restricted stock units	—	—	(29,221)	—	—	—	—	—	(173)	(173)
PIK dividend on Series A Preferred Stock	—	986	—	—	—	—	(986)	—	—	(986)
Net income	—	—	—	—	—	—	—	37	—	37
Balance, June 30, 2026	80,000	74,922	32,557,301	35	333,120	1	929,613	(974,138)	$(730)	(45,219)

	Temporary Equity		Permanent Equity
	Redeemable				Non-Voting		Additional				Total
	Noncontrolling Interest		Common Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	LLC Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance, March 31, 2025	10,449,863	$13,859	18,643,587	$18	508,475	$1	$955,407	$(977,000)	57,202	(46)	$(21,620)
Purchase of treasury stock	—	—	(119,292)	—	—	—	—	—	119,292	(88)	(88)
Vested restricted stock units	—	—	355,153	1	—	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	358	—	—	—	358
Net loss	—	—	—	—	—	—	—	(698)	—	—	(698)
Balance, June 30, 2025	10,449,863	13,859	18,879,448	19	508,475	1	955,765	(977,698)	176,494	(134)	(22,047)

(1)	The common stock par value in total does not change the total common stock par value presented in thousands.

See accompanying notes to condensed consolidated financial statements.

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$37	$(698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,168	926
Amortization of financing costs and discounts	17	23
Paid-in-kind interest expense	—	493
Interest related to deferred acquisition costs	87	—
Non-cash lease expense	526	821
Non-cash cost of assets sold	3,500	—
Provision for credit loss expense	80	227
Inventory write-down	—	166
Provision for warranty expenses	76	70
Gain on termination of lease	(50)	—
Stock-based compensation	365	349
Changes in operating assets and liabilities:
Accounts receivable	10	(4,170)
Inventories	(5,020)	253
Lease receivable	29	25
Prepaid expenses, other current assets and other assets	11	274
Accounts payable	1,740	2,356
Accrued expenses	(572)	124
Operating lease liability, net	(288)	(847)
Accrued salaries and wages and long-term liabilities	632	617
Accrued warranty reserve	(57)	(6)
Deferred revenue	(804)	(3,222)
Deposits	3,716	—
Factory protection plan liability	206	623
Net cash provided by (used in) operating activities	5,409	(1,596)
Cash Flows from Investing Activities:
Payment of deferred acquisition costs	(500)	—
Expenditures for property, plant, equipment and rental assets	(894)	(126)
Net cash used in investing activities	(1,394)	(126)
Cash Flows from Financing Activities:
Acquisition of treasury stock	(173)	(134)
Repayment of finance lease obligations	(439)	(187)
Net cash used in financing activities	(612)	(321)
Net increase in cash and restricted cash	3,403	(2,043)
Cash and restricted cash, Beginning of Period	28,894	8,671
Cash and restricted cash, End of Period	$32,297	$6,628
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$862	$479
Income taxes	$63	$14
Supplemental Disclosures of Non-Cash Information:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,419
Right-of-use assets obtained in exchange for finance lease obligations	$—	$396
Acquisition of treasury stock with accrued liabilities	$—	$46
Settlement of lease liabilities through accounts receivable	$—	$210
Operating lease modified to finance lease	$—	$614
Accounts payable negotiated in lease modification	$—	$1,289

See accompanying notes to condensed consolidated financial statements.

CAPSTONE ENERGY+, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Organization

Capstone Energy+, Inc. (the “Company”), formerly known as Capstone Green Energy Holdings, Inc., the public successor to Capstone Green Energy Corporation, together with its consolidated operating subsidiary Capstone Energy+, LLC (the “Operating Subsidiary”) is a provider of behind-the-meter clean microturbine energy solutions for industrial and commercial operations, with solutions designed for the next generation of artificial intelligence (“AI”) and data center applications. The Company addresses the “Energy Trilemma” facing today’s commercial, industrial, and utility customers: the simultaneous need for resiliency, affordability, and sustainability.

Effective April 30, 2026, the Company changed its name from Capstone Green Energy Holdings, Inc. to Capstone Energy+, Inc.

The Company’s offerings include stationary distributed power generation and energy distribution solutions, including cogeneration systems such as combined heat and power (“CHP”), integrated combined heat and power (“ICHP”), and combined cooling, heat and power (“CCHP”), as well as solutions for renewable energy, natural resources, and critical power supply applications. The Company’s inverter-based technologies enable operation in parallel with the electric grid or in island mode within localized microgrids and serve as the stabilizing backbone for microgrid installations integrating renewables, battery energy storage, and other distributed energy resources.

The Company’s energy conversion products business line is driven by its industry-leading, highly efficient, low-emission and resilient microturbine energy systems, which offer scalable configurations and customer-tailored solutions ranging from 65 kilowatts to expansive multi-megawatt deployments. The Company is also actively developing energy solutions purpose-built for AI and data center applications, including an 800-volt direct-current (“VDC”) microturbine solution designed to interface directly with next-generation AI chip architectures, and its Energy Surplus Program (“ESP”), an integrated architecture purpose-built for the high-density, mission-critical power demands of modern AI workloads.

Through its EaaS (as defined herein) business line, the Company provides Build, Own, Operate and Maintain (“BOOM”) and energy rental solutions, as well as power purchase agreements (“PPA”) and lease-to-own structures, utilizing its microturbine energy systems. The Company also offers long-term maintenance agreements (“LTMAs”) covering planned and unplanned maintenance to protect customers’ total cost of ownership and ensure maximum system availability, with access to Original Equipment Manufacturer (“OEM”) parts.

On July 8, 2026, the Company's common stock commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “CEPL,” following a period during which the Company's common stock traded on the OTCQX Best Market under the symbol “CGEH.”

All references in these footnotes to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Energy+, Inc. and its consolidated subsidiaries.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). They do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2026, was derived from audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on June 25, 2026.

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

Reclassification Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications include the presentation of lease receivables, current within prepaid expenses and other current assets, lease receivables, non-current within other assets, and accrued salaries and wages within accrued expenses. The reclassifications had no effect on the Company's financial statements.

Significant Accounting Policies Except as described below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for Fiscal Year 2026 filed with the SEC, that have had a material impact on the Company's Condensed Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards

Adopted

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments provide an optional practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions. Effective April 1, 2026, the Company adopted this guidance. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In April 2026, the FASB issued ASU No. 2026-01, “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock”. The guidance requires an entity to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock based on the dividend rate stated in the underlying preferred stock agreement. The Company adopted ASU 2026-01 effective April 1, 2026. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as subsequently clarified by ASU No. 2025-01. The amendments require disaggregated disclosure of certain income statement expense line items. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In 2025, the FASB issued ASU No. 2025-12, “Codification Improvements.” The amendments include clarifications related to diluted earnings per share when a loss from continuing operations exists, disclosure requirements for lease receivables arising from sales-type or direct financing leases, and permissible methods for accounting for treasury stock retirements. The guidance is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

3. Revenue Recognition

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

Products and Accessories

Products and Accessories revenue consists primarily of sales of microturbine products and accessories, with revenue recognized when control of the underlying product transfers to the customer in accordance with the terms of the contract.

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

Advanced payments in the form of customer deposits are received on these contracts, typically providing for a substantial portion of the contract value to be paid prior to shipment.  Advance payments are not considered a significant financing component as they are typically received less than one year before the related performance obligations are satisfied. Payment terms in contracts with customers typically are 0 to 60 days. The Company extends payment terms past 60 days only on a limited basis, and thus any financing component is not considered material.

Accessories Revenue from accessories is recognized at the point in time when control transfers to the customer, generally upon shipment.

Parts and Services

Parts and Services revenue consists primarily of sales of replacement parts and revenues generated from maintenance and service programs, including Long-Term Maintenance Agreements ("LTMAs"), legacy Factory Protection Plan ("FPP") arrangements, warranty-related activities, and other service cost reimbursement programs.

Parts Revenue from parts is recognized at the point in time when control transfers to the customer, generally upon shipment.

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

Factory Protection Plan (“FPP”), Long Term Maintenance Agreements (“LTMA”) and Service Cost Reimbursement The Company is transitioning from its Factory Protection Plan to Long-Term Maintenance Agreements. Both programs are designed to minimize product downtime and provide predictable maintenance costs. Revenue related to the obligation to provide replacement parts is recognized over the term of the contract aligned to monthly service periods. LTMA contracts typically range from three to twelve years and are cancellable at any time. Related costs are accrued when a customer submits a qualifying claim, based on the Company's best estimate of the probable obligation.

LTMA contracts cover critical components including engine, electronic, and fuel components, and include an annual escalator. Freight is excluded by default but may be added when requested while labor reimbursement is excluded. Advance payments received at contract inception are classified as deferred revenue and recognized on a straight-line basis over the contract term. These payments are typically made annually or semi-annually, except where an alternate schedule is requested, and are not considered a significant financing component.

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

Distribution Services The Company provides distribution support services to customers and distributors, including customer lead generation, brand awareness initiatives, and tailored marketing programs. Revenue is recognized over the period in which the services are performed.

Rentals

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

The following table presents disaggregated revenue by business group (in thousands):

	Three Months Ended June 30,
	2026	2025
Microturbine Products	$12,794	$15,366
Accessories	170	354
Total Product and Accessories	12,964	15,720

Parts and Services	9,722	7,938
Total ASC 606 Revenue	22,686	23,658

Rentals	2,237	4,213
Total ASC 842 Revenue	2,237	4,213
Total Revenue	$24,923	$27,871

The following table presents disaggregated revenue by geography based on the primary operating location of the Company’s customers (in thousands):

	Three Months Ended June 30,
	2026	2025
United States	$17,521	$22,956
Mexico	1,809	1,206
All other North America	64	119
Total North America	19,394	24,281
Europe	1,727	2,016
Asia	1,107	560
Australia	330	491
All other	2,365	523
Total Revenue	$24,923	$27,871

Contract Balances

The Company’s deferred revenues consist of deposits and advance payments for microturbine products, parts, accessories and parts ordered under sales contracts, which have not yet been delivered (contract liabilities), as well as advance payments on service obligations, FPP contracts and extended warranties. Deposits are primarily non-refundable cash payments from distributors for future orders. The current portion of deferred revenue and the non-current portion of deferred revenue are included in Current Liabilities and Long-Term Liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2026	2025

Opening balance, beginning of the period	$10,688	$13,949
Closing balance, end of the period	$13,600	$10,727
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$2,600	$6,821

FPP and LTMA Contract Liabilities

Deferred revenue attributed to FPP and LTMA contracts represents the unearned portion of advance payments received under those agreements. Payments are generally received quarterly in advance, with revenue recognized on a straight-line basis over the applicable contract period. As of June 30, 2026, approximately $6.0 million of revenue is expected to be recognized from the remaining FPP and LTMA contract liabilities. The Company expects to recognize approximately $5.4 million of these remaining performance obligations over the next 12 months, with the remaining balance of $0.6 million to be recognized thereafter.

Distributor Support System (“DSS”) Program

The Company's DSS program provides support for business development activities, including customer lead generation, brand awareness, and tailored marketing services across the Company's major geographic and vertical markets.

DSS program fees are generally invoiced and paid quarterly, with revenue recognized on a straight-line basis over the applicable service period, which is typically one year. As of June 30, 2026, approximately $1.4 million is expected to be recognized from remaining DSS contract liabilities. The Company expects to recognize all of the remaining performance obligations within the next 12 months.

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

Practical Expedients

For contracts with a duration of one year or less, the Company expenses incremental costs to obtain a contract as incurred. Such costs are recorded within sales and marketing expenses in Condensed Consolidated Statements of Operations.

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

Research and Development (“R&D”)

The Company accounts for grant distributions and development funding as offsets to R&D expenses and both are recorded as the related costs are incurred in the Company’s statement of operations. There were no offsets to R&D during Fiscal 2027 and 2026.

4. Customer Concentrations and Accounts Receivable

Accounts receivable are presented on the Condensed Consolidated Balance Sheets, net of estimated credit losses. The Company applies the aging method by pooling receivables based on levels of delinquency and applying historical loss rates on what has been historically uncollectible by aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. Additionally, the allowance for credit loss calculation includes subjective adjustments for qualitative risk factors that could likely cause estimated credit losses to differ from historical experience. The factors include assessments of various economic conditions, significant events that have or will occur, geographic location, size, and credit ratings of the customers. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. Accounts deemed uncollectible are written off against the allowance for credit loss.

Changes in the current expected credit losses (“CECL”) allowance for accounts receivable are as follows (in thousands):

Balance, March 31, 2026	$1,337
Provision for credit loss	80
Write-offs	—
Balance, June 30, 2026	$1,417

Revenue Concentrations

The Company’s revenue is concentrated among a limited number of distributors. For the three months ended June 30, 2026, sales to Horizon Power Systems and E-Finity Distributed Generation (“E-Finity”) accounted for approximately 41% and 12% of total revenue, respectively.

For the three months ended June 30, 2025, sales to Cal Microturbine and Lone Star accounted for approximately 47% and 10% of total revenue, respectively.

Accounts Receivable Concentrations

As of June 30, 2026, RSP Systems and E-Finity accounted for approximately 13% and 10%, respectively, of total accounts receivable. As of March 31, 2026, E-Finity, Lone Star and RSP Systems accounted for approximately 14%, 14% and 10%, respectively, of total accounts receivable.

5. Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out (“FIFO”) basis) or net realizable value and consisted of the following (in thousands):

	June 30,	March 31,
	2026	2026
Raw materials	$27,632	$21,015
Work in process	—	1,597
Finished goods	2,230	2,230
Total	29,862	24,842
Less: non-current portion	(2,900)	(2,736)
Total inventory, net non-current portion	$26,962	$22,106

The non-current portion of inventories represents that portion of inventories in excess of amounts expected to be sold or used in the next twelve months and could include repair parts for older generation products that are still in operation but are not technologically compatible with current configurations. The Company expects to use the non-current portion of the inventories on hand as of June 30, 2026 over the periods presented in the following table (in thousands):

Non-current Inventory
Balance Expected
Expected Period of Use	to be Used
13 to 24 months	$1,315
25 to 36 months	1,585
Total	$2,900

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

Changes in the accrued warranty reserve consisted of the following (in thousands):

	Three Months Ended June 30,
	2026	2025
Balance, beginning of the period	$971	$1,070
Standard warranty provision	76	70
Deductions for warranty claims	(57)	(6)
Balance, end of the period	$990	$1,134

7. Property, Plant, Equipment and Rental Assets

Property, plant, equipment and rental assets consisted of the following (in thousands):

	June 30,	March 31,
	2026	2026
Machinery, equipment, automobiles and furniture	$13,284	$13,441
Leasehold improvements	9,312	8,941
Molds and tooling	3,464	3,465
Rental assets	20,565	27,204
Total property, plant, equipment and rental assets	46,625	53,051
Less: accumulated depreciation	(33,760)	(36,866)
Total property, plant, equipment and rental assets, net	$12,865	$16,185

The Company regularly assesses the useful lives of property and equipment and retires assets no longer in service. Depreciation expense for property, plant, equipment and rental assets was $0.9 million for each of the three months ended June 30, 2026 and 2025. Depreciation expense recorded to cost of sales was $0.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively.

8. Intangible Assets

The Company's intangible assets relate to two acquisitions completed during Fiscal 2026. In connection with the acquisition of Cal Microturbine, which was accounted for as a business combination under ASC 805, the Company recognized customer relationship intangible assets. In connection with the acquisition of CDSS (as defined herein), which was accounted for as an asset acquisition under ASC 805-50, the Company recognized trademark intangible assets. These intangible assets have finite useful lives and are being amortized on a straight-line basis over their estimated useful lives.

Intangible assets consisted of the following (in thousands):

	Total
	Estimated	June 30,	March 31,
	Useful Life	2026	2026
Customer relationships	6 years	$4,376	$4,376
Less: accumulated amortization		(645)	(411)
Customer relationships, net		3,731	3,965

Trademark	10 years	1,581	1,581
Less: accumulated amortization		(40)	—
Trademark, net		1,541	1,581

Total intangible assets, net		$5,272	$5,546

Amortization expense related to intangible assets was $0.3 million for the three months ended June 30, 2026, and no amortization expense was recognized for the three months ended June 30, 2025, due to the absence of such assets.

Estimated future amortization expense for intangible assets as of June 30, 2026 is as follows (in thousands):

Year Ending March 31,
2027 (remainder of fiscal year)	$667
2028	887
2029	887
2030	887
2031	887
Thereafter	1,057
Total	$5,272

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

Basis for Valuation

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2026. The Redeemable non-controlling interest, which had previously been classified within Level 3 of the fair value hierarchy, was fully redeemed on March 31, 2026. Refer to Note 13 – Temporary Equity for additional information.

10. Leases

Lessor

The Company rents microturbine equipment to customers under lease agreements with terms ranging from a few months to ninety-six months. The majority of our leases carry an initial term of thirty-six months and may include extension options, which are assessed at lease commencement to determine whether they are reasonably certain of exercise. Certain lease agreements provide the lessee with an option to purchase the underlying asset at the end of the lease term.

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

Lessor – Operating Leases

At June 30, 2026, the Company’s minimum rental revenue to be received was as follows (in thousands):

	Leased	Owned and
Year Ending March 31,	Assets	Financed Assets
2027 (remainder of fiscal year)	$2,443	$4,027
2028	392	1,211
2029	—	29
Thereafter	—	—
Total minimum rental revenue	$2,835	$5,267

Lessor – Sales-Type Leases

At June 30, 2026, the Company’s future scheduled minimum payments to be received from its sales-type lease was as follows (in thousands):

Year Ending March 31,
2027 (remainder of fiscal year)	$441
2028	589
2029	589
2030	345
2031	264
Thereafter	264
Total minimum lease payments	$2,492
Less: imputed interest	(520)
Plus: unguaranteed residual value	244
Present value of lease receivable	$2,216

The Company recognized less than $0.1 million of interest income related to lease receivables during each of the three months ended June 30, 2026 and June 30, 2025. As of June 30, 2026, the current portion of lease receivables was included in prepaid expenses and other current assets, while the noncurrent portion was included in other assets on the consolidated balance sheets.

	June 30,	March 31,
	2026	2026
Gross receivables	$1,972	$2,003
Unguaranteed residual value	244	242
Total, net	$2,216	$2,245
Reported as:
Current	381	377
Long-Term	1,835	1,868
Total, net	$2,216	$2,245

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

EaaS Sublease Arrangements

As part of its EaaS business, the Company rents used microturbine equipment from customers where that equipment would otherwise not be in use, and subleases that equipment to end users. During the three months ended June 30, 2026, the Company did not enter into any new rental agreements under this program and did not modify any existing agreements. The existing rental agreements provide the Company an option to extend the lease term; however, as exercise of these options is not considered reasonably certain, they are excluded from the determination of the lease term. There were no new rental agreements under this program during the three months ended June 30, 2025.

As of June 30, 2026, lease commitments totaled approximately 18 megawatts of microturbines and had an average term of 36 months and a total remaining commitment value of approximately $7.7 million.

Lease Cost

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Finance lease costs (1)	$97	$202
Operating lease costs	785	1,024
Variable lease expense	91	21
Total lease costs	$973	$1,247
(1)	Finance lease costs include both the amortization of the right-of-use asset and interest expense on the finance lease liability.

Supplemental Balance Sheet Information

Right-of-use assets and lease liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2026	2026
Finance lease right-of-use assets	$4,609	$4,789
Operating lease right-of-use assets	8,695	9,859
Total right-of-use assets	$13,304	$14,648

Finance lease liability, current	$1,289	$1,520
Operating lease liability, current	2,083	1,862
Finance lease liability, non-current	784	991
Operating lease liability, non-current	6,936	8,132
Total lease liabilities	$11,092	$12,505
Finance leases:
Weighted average remaining lease life	1.51 years	1.70 years
Weighted average discount rate	11.73%	11.77%
Operating leases:
Weighted average remaining lease life	4.04 years	4.76 years
Weighted average discount rate	10.83%	10.75%

Supplemental Cash Flow Information (in thousands):

	Three Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Finance cash flows from finance leases	$365	$715
Operating cash flows from finance leases	$69	$50
Operating cash flows from operating leases	$593	$1,050
Change in Right-of-use assets through modification of lease obligations
Finance leases	$—	$396
Operating leases	$—	$(1,721)

Lease Maturity Analysis

At June 30, 2026, the Company’s minimum commitments under non-cancelable operating and finance leases were as follows (in thousands):

	Finance	Operating
Year Ending March 31,	Leases	Leases
2027 (remainder of fiscal year)	$1,213	$2,144
2028	868	3,181
2029	197	3,051
2030	—	1,462
2031	—	660
Thereafter	—	717
Total lease payments	$2,278	$11,215
Less: imputed interest	(205)	(2,196)
Present value of lease liabilities	$2,073	$9,019

11. Debt

Exit Facility Agreement

On December 7, 2023, in connection with the Company's emergence from Chapter 11 bankruptcy, the Operating Subsidiary entered into a Note Purchase Agreement (the "Exit Note Purchase Agreement") for an aggregate principal amount of $28.1 million, consisting of $21.1 million of Exit Roll Up Notes and $7.0 million of Exit New Money Notes (together, the "Exit Notes"). The Exit Notes bear interest at Adjusted Term SOFR plus 7.00% per annum, a portion of which accrues as paid-in-kind ("PIK") through the third year following the December 7, 2023 closing date. The Exit Notes are secured by a lien on substantially all present and future property and assets of the Operating Subsidiary and each Guarantor, subject to customary exceptions, and are subject to customary covenants, including financial covenants requiring minimum consolidated liquidity and minimum consolidated adjusted EBITDA. The Exit Note Purchase Agreement also provides for a $10.0 million uncommitted incremental facility, which remained undrawn as of June 30, 2026.

The Exit Note Purchase Agreement was amended three times through March 29, 2026, as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There were no amendments to the Exit Note Purchase Agreement during the three months ended June 30, 2026.

Financial Covenants

As of June 30, 2026, the minimum consolidated liquidity covenant required the Company and its subsidiaries to maintain minimum average consolidated liquidity of $4.0 million during any seven consecutive day period, and the minimum consolidated adjusted EBITDA covenant required minimum trailing four-quarter consolidated adjusted EBITDA of $8.0 million, tested as of the last day of the fiscal quarter. The full covenant schedules are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026. As of June 30, 2026, the Company was in compliance with all financial covenants under the Exit Note Purchase Agreement.

Outstanding Balance and Maturity

As of June 30, 2026, the outstanding Exit Notes balance was $25.3 million, consisting of Exit Roll Up Notes of $21.1 million and PIK interest of $4.3 million, net of unamortized debt issuance costs of $0.1 million. The Exit New Money Notes matured and were repaid in full on December 7, 2025. The Exit Roll Up Notes mature on December 7, 2026, and accordingly are classified as a current liability. Debt issuance costs are amortized over the term of the notes at an effective interest rate of 10.87% as of June 30, 2026.

Interest expense related to the Exit Notes during the three months ended June 30, 2026 and 2025 was $0.7 million and $0.4 million, respectively.

The scheduled maturities of the Company's long-term debt as of June 30, 2026 were as follows (in thousands):

Year Ending March 31,
2027 (remainder of fiscal year)	$25,417
Thereafter	—
Total principal payments and debt maturities	25,417
Less unamortized issuance costs	(80)
Net principal payments and debt maturities	$25,337

12. Commitments and Contingencies

Purchase Commitments

As of June 30, 2026, the Company had firm commitments to purchase inventories of approximately $48.5 million through Fiscal 2029. Certain inventory delivery dates and related payments are not scheduled; therefore, amounts under these firm purchase commitments will be payable upon the receipt of the related inventory.

Lease Commitments

See Note 10 – Leases.

Related Party Transactions

In connection with the Company's emergence from Chapter 11 bankruptcy on December 7, 2023, the Company and its Operating Subsidiary were party to a series of agreements with Capstone Distributor Support Services Corporation ("CDSS"), an entity controlled by Goldman Sachs, and its affiliate (“Reorganized PrivateCo”), including a Services Agreement between the Operating Subsidiary and Reorganized PrivateCo (the "Reorganized PrivateCo Services Agreement"). On March 31, 2026, in connection with the closing of the March 2026 PIPE (see Note 15), the Company completed a series of transactions that fully unwound these arrangements, including:

●	the acquisition of the Distributor Support Services assets previously held by CDSS for $1.0 million (the "DSS Asset Acquisition"), terminating the Reorganized PrivateCo Services Agreement;
●	the acquisition of the Capstone trademarks previously licensed from Reorganized PrivateCo, terminating the Trademark License Agreement (see Note 8 – Intangible Assets); and
●	the redemption of all outstanding Preferred Units (as defined herein) held by CDSS (see Note 13 – Temporary Equity), following which the Operating Subsidiary became a wholly owned subsidiary of the Company.

For additional information regarding these related party relationships and the March 31, 2026 unwind, see Note 12 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There were no related party transactions during the three months ended June 30, 2026, and no related party balances were outstanding as of June 30, 2026 or March 31, 2026.

Legal Proceedings

Capstone Turbine Corporation v. Turbine International, LLC.

On February 3, 2020, Capstone Turbine Corporation filed suit against its former distributor, Turbine International, LLC (“Turbine Intl.”), in the Superior Court of California alleging breach of contract relating to the parties’ prior distributor relationship (which terminated at the end of March 2018) and Turbine Intl.’s failure to satisfy its payment obligations under certain financial agreements, namely an accounts receivable agreement and promissory note in favor of Capstone. The Company subsequently modified its complaint to include Turbine Intl. guarantors as defendants. The Company was seeking approximately $4.8 million in compensatory damages, along with injunctive relief and attorney’s fees, interest, and costs. In 2024, the Court ordered default judgments first against Turbine Intl. and then against the other defendants. The default judgment in the amount of approximately $7.3 million, which included pre-judgment interest and costs of the suit, was entered and placed on the docket in June 2025. The Company has prevailed in this proceeding. The ability of Capstone to collect on the judgment is unclear, as the defendants are overseas or without U.S.-based assets, therefore we have not recorded a receivable as of June 30, 2026.

For information regarding recent developments occurring subsequent to June 30, 2026, see Note 20 - Subsequent Events.

13. Temporary Equity

Overview

As of June 30, 2026, the Company’s temporary equity consists of the Redeemable Series A Convertible Preferred Stock issued on March 31, 2026, in connection with the March 2026 PIPE (as defined in Note 15). The Operating Subsidiary’s Series A Redeemable Preferred Units, which had been classified as temporary equity in prior periods, were fully redeemed on March 31, 2026, as described below.

Part I — Redeemable Preferred Units (Extinguished March 31, 2026)

In connection with the Company's emergence from Chapter 11 bankruptcy on December 7, 2023, the Operating Subsidiary issued 10,449,863 Series A Redeemable Preferred Units (the "Preferred Units") to CDSS, an entity controlled by Goldman Sachs, representing a 37.5% equity interest in the Operating Subsidiary. The Preferred Units were classified as a redeemable noncontrolling interest within temporary equity, initially measured at fair value of $13.9 million and subsequently remeasured under the hypothetical liquidation at book value ("HLBV") method. On March 31, 2026, the Operating Subsidiary redeemed all outstanding Preferred Units for $83.5 million, funded with a portion of the net proceeds from the March 2026 PIPE, following which the Operating Subsidiary became a wholly owned subsidiary of the Company. The terms and redemption of the Preferred Units are described further in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (see also Note 12).

During the three months ended June 30, 2025, the Preferred Units were outstanding, and a portion of the Operating Subsidiary’s net income (loss) was allocated to them under the HLBV method, as reflected in net income (loss) attributable to redeemable noncontrolling interests. The Preferred Units were not outstanding as of June 30, 2026 nor March 31, 2026.

Part II — Redeemable Series A Convertible Preferred Stock

Issuance

On March 31, 2026, in connection with the March 2026 PIPE, the Company issued 80,000 shares of Redeemable Series A Convertible Preferred Stock (the "Series A Preferred Stock") to funds managed by Monarch Alternative Capital LP ("Monarch") at an initial stated value of $1,000 per share, for an aggregate purchase price of $80.0 million. As redemption of the Series A Preferred Stock is not solely within the Company's control, it is classified as temporary equity in accordance with ASC 480. Holders of the Series A Preferred Stock vote together with common stockholders on an as-converted basis, hold separate class voting rights over certain significant corporate actions, and have the right to designate directors to the Company's board, subject to certain ownership thresholds. The Series A Preferred Stock is convertible at the holder's option into common stock and had an initial conversion price of $5.00 per share, subject to customary anti-dilution adjustments.

Dividends

The Series A Preferred Stock accrues a cumulative paid-in-kind ("PIK") dividend at an initial rate of 5.00% per annum on the original issue price, as increased by prior PIK dividends, compounding annually. The dividend rate was subject to increase by 200 basis points if the Company's common stock was not listed on a U.S. national securities exchange within 18 months of the closing date, and by additional amounts thereafter. In addition, beginning on the fourth anniversary of the March 31, 2026 closing date, the dividend rate for each quarterly measurement period increases by 200 basis points if certain minimum financial metrics are not satisfied as of the applicable measurement date, or by 100 basis points if such metrics are satisfied, in each case subject to a maximum dividend rate of 13.0% per annum. The Series A Preferred Stock also participates in any dividends or distributions paid on the common stock on an as-converted basis. See Note 20 – Subsequent Events regarding our July 8, 2026 Nasdaq listing, which renders the 18-month listing step-up inapplicable.

The following table presents the activity in the Redeemable Series A Convertible Preferred Stock since issuance (in thousands):

Three Months Ended
June 30, 2026
Balance, beginning of the period	$73,936
Issuance of Redeemable Series A Preferred Stock, net of issuance costs	—
PIK dividend accrual	986
Balance, end of the period	$74,922

Conversion

The Series A Preferred Stock is initially recorded at its allocated purchase price, net of $6.0 million of issuance costs, with cumulative PIK dividends recorded as an increase to the carrying amount. As of June 30, 2026, the Series A Preferred Stock is not currently redeemable or probable of redemption and, therefore, is not subject to remeasurement to its redemption value. Following the listing of the Company's common stock on Nasdaq, the Company has the right to require conversion of all (but not less than all) outstanding Series A Preferred Stock into common stock at the then-applicable conversion price if the volume-weighted average trading price of the common stock equals or exceeds $15.00 for at least 20 out of 30 consecutive trading days, subject to certain conditions including an effective resale registration statement, minimum average daily trading volume, and a float held by non-affiliates of no less than $425 million.

Redemption

The Series A Preferred Stock is redeemable at the option of the holder upon certain breaches by the Company, subject to available funds and the restrictions of the Exit Note Purchase Agreement. Because redemption is contingent upon events not solely within the Company's control, the Series A Preferred Stock is classified as temporary equity rather than permanent equity.

Governance Rights

So long as Monarch holds at least 20% of the Company's common stock on an as-converted basis, it has the right to designate two independent directors to the Company’s Board of Directors (the “Board”). Monarch retains the right to designate one director while holding at least 10% on an as-converted basis, and board observer rights at 5% ownership. Monarch also holds broad consent rights over major corporate actions while a substantial portion of the Series A Preferred Stock remains outstanding, as well as certain participation rights in any of the Company’s future issuances.

Registration Rights

In connection with the issuance of the Series A Preferred Stock, the Company entered into a registration rights agreement pursuant to which the Company agreed to file a resale registration statement with the SEC registering the resale of the shares of common stock underlying the Series A Preferred Stock. The resale registration statement was filed with the SEC on April 28, 2026.

14. Stock Compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of goods sold	$24	$31
Research and development	18	30
Selling, general and administrative	323	288
Stock-based compensation expense	$365	$349

2023 Equity Incentive Plans

The Company's stock-based compensation is provided under the Capstone Energy+, Inc. 2023 Equity Incentive Plan, as amended (the "2023 Plan"), the terms of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026. On April 21, 2026, the Board of Directors approved Amendment No. 2 to the 2023 Plan, increasing the maximum number of shares authorized for issuance from 4,000,000 to 7,000,000 shares. As of June 30, 2026, a maximum of 7,000,000 shares were authorized for issuance under the 2023 Plan, of which approximately 4,747,044 shares remained available for future grant.

Non-Voting Common Stock

In connection with the Company's emergence from bankruptcy, a class of non-voting common stock was issued to certain key employees and directors as an incentive following the restructuring. The non-voting common stock is fully vested and ranks equally with the common stock in all respects, including as to dividends and distributions and upon liquidation, and each share automatically converts into one share of common stock upon transfer, subject to certain restrictions. In March 2026, 175,355 shares of non-voting common stock held by certain former directors and officers were converted into shares of common stock. As of June 30, 2026 and March 31, 2026, 333,120 shares of non-voting common stock were outstanding. Additional terms of the non-voting common stock are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Restricted Stock Awards

During the three months ended June 30, 2026, the Company began granting restricted stock awards ("RSAs") under the 2023 Plan. RSAs are shares of common stock that are issued and outstanding upon grant but remain subject to forfeiture until vesting, and generally vest over 3 years. The grant-date fair value of RSAs is determined based on the closing price of the Company's common stock on the date of grant and is recognized as compensation expense on a straight-line basis over the requisite service period. The 2023 Plan also authorizes the grant of restricted stock units ("RSUs") and performance-based restricted stock units ("PRSUs").

The following table summarizes RSA activity for the three months ended June 30, 2026:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Awards	Shares	Value
Non-vested restricted stock awards outstanding at April 1, 2026	—	$—
Granted	353,624	8.38
Vested and issued	—	—
Cancelled or forfeited	—	—
Non-vested restricted stock awards outstanding at June 30, 2026	353,624	$8.38

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes RSU activity:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2026 (as adjusted)	873,626	$1.47
Granted	—	—
Vested and issued	78,694	0.74
Cancelled or forfeited	—	—
Non-vested restricted stock units outstanding at June 30, 2026	794,932	$1.54

The beginning non-vested RSU balance includes a 25,000 RSU adjustment related to an immaterial prior-period reporting discrepancy. The previously reported March 31, 2026 balance was understated due to a system-generated forfeiture classification that was subsequently determined to be incorrect. The Company concluded the matter was not material to previously issued financial statements.

The following table summarizes PRSU activity:

		Weighted
		Average Grant
		Date Fair
Performance Restricted Stock Units	Shares	Value
Non-vested restricted stock units outstanding at April 1, 2026	103,981	$0.80
Granted	106,876	9.36
Vested and issued	—	—
Forfeited/cancelled	—	—
Non-vested restricted stock units outstanding at June 30, 2026	210,857	$5.14

15. Common Stock Issuance and Private Investment in Public Equity ("PIPE") Financing Transaction

During the fiscal year ended March 31, 2026, the Company completed two PIPE financing transactions, each of which is described in the Company's Annual Report on Form 10-K for that fiscal year. No new PIPE financing transactions were entered into during the three months ended June 30, 2026. A summary of each transaction and related instruments outstanding as of June 30, 2026 follows.

November 2025 PIPE Financing Transaction

On November 24, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors (the "November 2025 PIPE") pursuant to which it issued and sold (i) 3,980,000 shares of common stock at $2.00 per share and (ii) pre-funded warrants to purchase 3,520,000 shares of common stock, with an exercise price of $0.001 per share. The transaction closed on November 25, 2025, generating gross proceeds of approximately $15.0 million before offering costs. Net proceeds were used in part to repay the Exit New Money Notes maturing December 7, 2025 (see Note 11 – Debt), with the remainder used for working capital and general corporate purposes.

March 2026 Common Stock Issuance and PIPE Financing Transaction

In connection with the issuance of the Series A Preferred Stock on March 31, 2026 (see Note 13 – Temporary Equity), the Company issued 3,333,334 shares of common stock to Monarch at a purchase price of $4.50 per share for aggregate gross proceeds of $15.0 million.

On March 31, 2026, the Company also issued 3,588,889 shares of common stock at $4.50 per share, as well as pre-funded warrants at a price of $4.499 to purchase up to 300,000 shares of common stock, for aggregate gross proceeds of approximately $17.5 million (the "March 2026 PIPE"). The shares were offered in a private placement under the Securities Act of 1933, as amended. Total offering costs of approximately $8.5 million, consisting primarily of a placement agent cash fee of 5.5% of gross proceeds and reimbursement of expenses, were allocated among the Series A Preferred Stock, common stock, and pre-funded warrants on a relative fair value basis (approximately $6.0 million, $2.4 million, and $0.1 million, respectively). Offering costs allocated to the Series A Preferred Stock were recorded as a direct reduction of its carrying amount within temporary equity; those allocated to the common stock and pre-funded warrants were recorded as a reduction of additional paid-in capital. A portion of the net proceeds, together with the proceeds from the Series A Preferred Stock issuance, was used to fund the $83.5 million redemption of the Operating Subsidiary's Preferred Units (see Note 13 – Temporary Equity and Note 12 – Commitments and Contingencies), with the remainder used for working capital and growth initiatives.

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

On May 8, 2026, an investor exercised 1,719,840 pre-funded warrants issued in the November 2025 PIPE on a cashless basis. During the three months ended June 30, 2026, holders also exercised 299,972 pre-funded warrants issued in the March 2026 PIPE financing. As of June 30, 2026, 1,800,188 pre-funded warrants remained outstanding, consisting of 1,800,160 warrants from the November 2025 PIPE financing and 28 warrants from the March 2026 PIPE financing.

The following table summarizes pre-funded warrant activity for the three months ended June 30, 2026:

	November 2025 PIPE	March 2026 PIPE	Total
Warrants outstanding at April 1, 2026	3,520,000	300,000	3,820,000
Warrants issued	—	—	—
Warrants exercised	(1,719,840)	(299,972)	(2,019,812)
Warrants outstanding at June 30, 2026	1,800,160	28	1,800,188

Registration Rights

In connection with each transaction, the Company entered into a Registration Rights Agreement requiring it to file a resale registration statement covering the shares issued and the shares underlying the pre-funded warrants. Neither agreement imposes cash penalties for failure to meet filing or effectiveness deadlines; accordingly, no liability has been recorded in connection with these obligations. The registration statement related to the November 2025 PIPE was filed with the SEC on December 23, 2025. The registration statement related to the March 2026 PIPE was filed with the SEC on April 28, 2026.

16. Employee Benefit Plans

The Company maintains a defined contribution 401(k) profit-sharing plan (the "Plan") in which all employees are eligible to participate. Employees may contribute up to the lesser of 90% of their eligible compensation or the applicable Internal Revenue Service annual contribution limits. Employee contributions are fully vested at all times.

The Plan provides for both Company matching contributions and discretionary contributions, with discretionary contributions determined by the Board. The Company makes matching contributions at a rate of 50% of each employee's contributions, up to 6% of eligible compensation, a matching formula that has been in place since February 2019. Company matching contributions vest at a rate of 25% per year over four years, measured from each employee's hire date.

The Company recorded matching contribution expense of approximately $0.1 million for each of the three months ended June 30, 2026 and 2025.

17. Net Income (Loss) Per Common Share

The Company has common stock and non-voting common stock outstanding. As both classes carry identical economic rights, earnings per share is presented on a combined basis. Basic income (loss) per share is computed using the weighted average number of combined common and non-voting common shares and pre-funded warrants outstanding during the period.

Diluted income (loss) per share includes potentially dilutive instruments, including restricted stock units, restricted stock awards, and shares issuable upon conversion of the Series A Convertible Preferred Stock, when their inclusion would be dilutive. For periods in which the Company reports a net loss available to common stockholders, all potentially dilutive instruments are excluded from the diluted share count as their inclusion would reduce the loss per share.

For the three months ended June 30, 2025, the accretion of the Operating Subsidiary's Preferred Units to their maximum redemption value is reflected as a reduction in net income (or increase in net loss) available to common and non-voting common stockholders in the computation of basic and diluted earnings per share, consistent with the two-class method requirements under ASC 260. The Preferred Units were fully redeemed on March 31, 2026 and, accordingly, no such accretion is reflected for the three months ended June 30, 2026. For the three months ended June 30, 2026, net income (loss) available to common and non-voting common stockholders reflects a reduction for cumulative paid-in-kind dividends accrued on the Series A Convertible Preferred Stock. Refer to Note 13 – Temporary Equity for additional information regarding the Preferred Units and the Series A Convertible Preferred Stock.

The following table presents the computation of basic and diluted net income (loss) per share for the three months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2026	2025
Numerator:
Consolidated net income (loss)	$37	$(698)
Less: PIK dividends on Series A Convertible Preferred Stock	(986)	—
Net loss available to holders of common stock and non-voting common stock	$(949)	$(698)
Denominator:
Weighted average shares outstanding of common stock and non-voting common stock	34,335	19,366
Pre-funded warrants and other equivalents (1)
Weighted average shares outstanding - diluted	34,335	19,366
Net loss per share of common stock and non-voting common stock—basic and diluted	$(0.03)	$(0.04)
(1)	For the three months ended June 30, 2026 and 2025, all potentially dilutive instruments were excluded from the diluted share count as their inclusion would be anti-dilutive given the net loss available to common stockholders in each period.

The following table summarizes the potentially dilutive securities excluded from the diluted share calculation for each period presented:

	Three Months Ended June 30,
	2026	2025
Restricted stock units	794,932	1,003,472
Performance restricted stock units	34,660	34,660
Restricted stock awards	353,624	—
Series A Redeemable Preferred Stock	16,197,260	—
Total potentially dilutive securities excluded	17,380,476	1,038,132

18. Segment Information

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

Segment Profit or Loss and Reconciliation to Consolidated Statements of Operations

The following table presents reported segment revenue, gross profit, significant segment expenses regularly provided to the CODM, and a reconciliation to consolidated net income (loss) (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenue, net:	$24,923	$27,871
Less:
Cost of revenue	16,163	20,307
Gross profit	8,760	7,564
Less:
Research and development	1,221	814
Selling, general & administrative expenses	6,263	5,816
Non-recurring expenses (1)	309	1,105
Other (income) expense items (2)	930	527
Consolidated net income (loss)	$37	$(698)

(1)	Non-recurring expenses include costs such as restructuring, financing, shareholder litigation, non-recurring legal, restatement, merger and acquisition activity, and SEC investigation.
(2)	Other segment items included in segment (income) expense include other income (expense), interest expense, interest income and income tax expense.

19. Supplemental Balance Sheet Information

Prepaid Expenses and Other Assets

As of June 30, 2026, the Company had $2.0 million of royalty-related assets remaining recorded within the “Prepaid expenses and other current assets” and “Other assets” line items on the accompanying Condensed Consolidated Balance Sheets. The assets are being amortized over a 15-year period through September 2033 using an effective royalty rate.

A 15-year amortization period is the minimum expected life cycle of the current generation of products. The effective royalty rate is calculated as the prepaid royalty settlement divided by total projected microturbine system units over the 15-year amortization period. On a quarterly basis, the Company performs a re-forecast of microturbine system unit shipments to determine if an adjustment to the effective royalty rate is necessary and accordingly whether an impairment exists. The Company determined an impairment did not exist as of June 30, 2026, or March 31, 2026.

The current and long-term portions of prepaid royalties and prepaid and other assets were as follows (in thousands):

	June 30,	March 31,
	2026	2026
Other royalty-related current assets	$150	$150
Other royalty-related noncurrent assets	1,823	1,878
Total royalty-related assets	$1,973	$2,028
Prepaid insurance current asset	608	167
Prepaid insurance noncurrent asset	265	298
Total prepaid insurance	$873	$465
Deposits current asset	187	187
Deposits noncurrent asset	456	456
Total deposits	$643	$643
Prepaid vendor inventory	1,510	1,534
Prepaid taxes	655	965
Other current assets	512	544
Lease receivable, current	381	377
Lease receivable, noncurrent	1,835	1,868
Total Prepaid expenses, other current assets and other assets	$8,382	$8,424

Accrued Expenses

Accrued Expenses consisted of the following (in thousands):

	June 30,	March 31,
	2026	2026
Accrued salaries and employee benefits	$2,216	$2,037
Accrued bonus	2,182	1,850
Accrued professional fees	763	1,415
Inventory - related accruals	541	72
Accrued interest	430	438
Service claims and utilities	238	213
Sales tax payable	621	568
Other accrued expenses	96	436
Total accrued expenses	$7,087	$7,029

20. Subsequent Events

Nasdaq Listing. On July 8, 2026, the Company's common stock commenced trading on the Nasdaq Stock Market LLC under the symbol “CEPL.” Prior to the listing, the Company's common stock was quoted on OTCQX Best Market under the symbol “CGEH.” The listing did not involve the issuance of any new shares of common stock or the receipt of any proceeds by the Company.

Impact on Series A Preferred Stock. As a result of the listing of the Company's common stock on a U.S. national securities exchange (see Note 13 – Temporary Equity), the provision of the Series A Preferred Stock that would have increased the PIK dividend rate by 200 basis points per annum in the event the common stock was not listed on a U.S. national securities exchange within 18 months of the March 31, 2026 closing date is no longer applicable. In addition, the listing satisfies one of the conditions to the Company's right to require mandatory conversion of the Series A Preferred Stock into common stock, which remains subject to the additional trading-price, registration, trading-volume, and public-float conditions described in Note 13.

Shelf Registration Statement. On July 7, 2026, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective on August 6, 2026 and permits permit the Company to offer and sell, from time to time, up to $500.0 million of common stock, preferred stock, debt securities, warrants, and/or units. The Company filed the registration statement to provide financing flexibility for general corporate purposes; no securities have been offered or sold thereunder as of the date of this Quarterly Report on Form 10-Q.

California Air Resources Board (“CARB”) Notice of Violation In August 2026, subsequent to quarter end, CARB issued a Notice of Violation (“NOV”) alleging violations of California’s Distributed Generation Certification Regulation involving 27 distributed generation units sold or leased for use in California. The NOV states that violations may result in civil penalties on a per-day, per-violation basis but does not specify an aggregate penalty amount. The Company intends to seek resolution with CARB. Because the matter is at a preliminary stage, the Company cannot reasonably estimate any resulting loss or range of loss, and no liability has been recorded as of June 30, 2026.

The Company evaluated subsequent events through the date of issuance of these financial statements and determined that no events occurred that require recognition or disclosure, other than those described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q and the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2026 (“Fiscal 2026”). All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us,” “our,” or “Capstone” are to Capstone Energy+, Inc. and its consolidated subsidiaries as of June 30, 2026, and March 31, 2026, and for the three months ended June 30, 2026 and 2025.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are forward-looking statements. These include statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “strives,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “assumes” and variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including, among others:

●	our ability to execute on our evolving business model and strategy, including our ability to diversify and expand into the market for artificial intelligence (“AI”) solutions and data centers;
●	our limited experience with respect to new markets we are entering, including the market for data centers;
●	the significant risks related to our substantial indebtedness and our long-term liquidity requirements;
●	risks related to our history of net losses and ability to raise additional capital and fund future operating requirements and expansion opportunities into the AI market;
●	our ability to retain key personnel; and
●	other risks and uncertainties discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for Fiscal 2026.

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

Overview

We believe demand for resilient, on-site power generation is accelerating, driven in large part by the energy needs of AI infrastructure and data centers. Our microturbine-based energy solutions are designed to help commercial, industrial, and utility customers meet this demand while balancing resiliency, affordability, and sustainability which are the "Energy Trilemma" facing the market today.

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

As part of our diversification strategy, we have begun to utilize our microgrid solutions in a reference design package for AI and Data Center infrastructure. On October 21, 2025, we released a press release announcing that we have developed a new 800-volt direct-current (“VDC”) microturbine to support NVIDIA’s new AI Infrastructure requirements.  We plan to provide power and cooling solutions as an engineered “behind-the-meter” equipment package for the next generation of AI factories. This initiative is in the early stages of commercialization, and there can be no assurance regarding market adoption, customer demand, or revenue generation. Refer to Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for further discussion of the risks and uncertainties associated with this emerging market opportunity.

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

During the three months ended June 30, 2026, we had a net income of $0.04 million, paid-in-kind dividends accrued on the Series A Convertible Preferred Stock of $1.0 million, basic and diluted net loss per share of $0.03, compared to net loss of $0.7 million, no change in Preferred Units and basic and diluted net loss per share of $0.04 during the three months ended June 30, 2025. The $0.7 million improvement in net income was primarily due to a $1.2 million increase in gross profit, driven by the higher-margin microturbine system sales, and the impact of revenue from distributor distribution services partially offset by $0.1 million of higher total operating expenses and a $0.6 million decrease in other income, partially offset by a $0.1 million increase in interest income and a $0.2 million decrease in interest expense as compared to the three months ended June 30, 2025.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to credit losses, inventories, warranty obligations, redeemable noncontrolling interest valuation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 describes the significant accounting estimates used in the preparation of our Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2026 and 2025

Revenue The following table summarizes our revenue by geographic markets (in millions):

	Three Months Ended June 30,
	2026	2025
United States and Canada	$17.6	$23.1
Europe	1.7	2.0
Latin America	4.0	1.6
Asia and Australia	1.4	1.1
Middle East and Africa	0.2	0.1
Total Revenue	$24.9	$27.9

Revenue for the three months ended June 30, 2026 decreased $3.0 million to $24.9 million, from $27.9 million for the three months ended June 30, 2025. The decrease was primarily driven by decreases in revenue in the United States and Canada of $5.5 million and $0.3 million in Europe, partially offset by increases in revenue of $2.4 million in Latin America, $0.3 million across Asia and Australia, and $0.1 million in the Middle East and Africa. The increases in Latin America, Asia and Australia were driven by higher demand for microturbine product and parts, including higher product sales via our international distributors to customers in Chile and Mexico. The decreases in the United States, Canada, and Europe were due to fewer microturbine deliveries for projects in those regions and lower rental utilization during the three months ended June 30, 2026.

The following table summarizes our revenue by category (only revenue amount in millions):

	Three Months Ended June 30,
	2026			2025
	Revenue	Megawatts	Units	Revenue	Megawatts	Units
Microturbine Product	$12.8	11.2	26	$15.4	8.5	32
Accessories	0.2			0.3
Total Product and Accessories	13.0			15.7

Parts and services	9.7			8.0
Rentals	2.2			4.2
Total Revenue	$24.9			$27.9

Revenue from microturbine products and accessories is inherently variable from period to period, as it is driven by the timing of large customer orders, project milestones, and shipment schedules. For the three months ended June 30, 2026 revenue decreased $2.7 million, or 17%, to $13.0 million from $15.7 million for the three months ended June 30, 2025, driven primarily by this order-timing variability. Average revenue per unit shipped was approximately $0.5 million during  each of the three months ended June 30, 2026 and 2025. Revenue per unit is driven by the mix of microturbine configurations sold.

Parts and services revenue, which is part of our EaaS business line and includes revenue from our spare parts shipments, FPP contracts, and other service revenue, was $9.7 million for the three months ended June 30, 2026, improved from $8.0 million for the three months ended June 30, 2025, driven by continued growth in our customer base.

Rentals revenue for three months ended June 30, 2026 decreased $2.0 million, or 48%, to $2.2 million from $4.2 million for the three months ended June 30, 2025. The decrease was mainly driven by lower rental utilization due to uncertainty around oil prices from geopolitical events in the Middle East.

Sales to Horizon Power Systems (“Horizon”), one of our distributors, accounted for 41% of revenue for the three months ended June 30, 2026 driven primarily by their sale of 8 megawatts of rental units. Sales to E-Finity Distributed Generation (“E-Finity”), one of our distributors, accounted for 12% of revenue for the three months ended June 30, 2026.

Gross Profit Gross profit was $8.8 million, or 35% of revenue, for the three months ended June 30, 2026, compared to a gross profit of $7.6 million, or 27% of revenue, for the three months ended June 30, 2025. The increase was primarily the result of sales of microturbine systems at higher margins reflecting a favorable product mix, along with a contribution from distributor distribution services revenue.

The following table summarizes our gross profit (in millions except percentages):

	Three Months Ended June 30,
	2026	2025
Gross Profit
Product and accessories	$4.0	$1.2
As a percentage of product and accessories revenue	31%	8%

Parts and services	$4.0	$4.2
As a percentage of parts and services revenue	41%	53%

Rentals	$0.8	$2.2
As a percentage of rentals revenue	36%	52%

Total gross profit	$8.8	$7.6
As a percentage of total revenue	35%	27%

Product and accessories gross margin improved to 31% during the three months ended June 30, 2026, from a gross margin of 8% during the three months ended June 30, 2025, primarily due to the sale of previously rented units, and the continued impact of cost reduction programs. Parts and services gross margin decreased to 41% during the three months ended June 30, 2026, compared to 53% during the three months ended June 30, 2025, primarily as a result of higher claims under our FPP contracts and increases in shipments of higher-cost parts for warranty claims during the three months ended June 30, 2026 relative to the prior period. Rental gross margin decreased to 36% for the three months ended June 30, 2026, compared to 52% for the three months ended June 30, 2025, due to lower rental utilization.

Research and Development (“R&D”) Expenses R&D expenses were $1.2 million and $0.8 million during the three months ended June 30, 2026 and 2025, respectively, and were 5% and 3% of revenue for the three months ended June 30, 2026, and 2025, respectively. Higher spend during the three months ended June 30, 2026, was driven by R&D programs for new product development and product enhancements supporting future growth and expansion into new markets.

Selling, General, and Administrative (“SG&A”) Expenses SG&A expenses were $6.6 million and $6.9 million during the three months ended June 30, 2026 and 2025, respectively, and were 26% and 25% of revenue for the three months ended June 30, 2026, and 2025, respectively. Lower SG&A expenses relative to the prior year were driven by reductions in legal services, outside consulting, rent and bad debt, partially offset by increases in our salesforce to support our shift to direct sales and subcontracting services.

Other Income (expense), net Other income (expense) was an expense of $0.2 million for the three months ended June 30, 2026, compared to income of $0.4 million during the three months ended June 30, 2025. This $0.6 million unfavorable change was primarily attributable to the absence of service income from the Reorganized PrivateCo Services Agreement, which was terminated in connection with the March 2026 PIPE transaction (see Note 15), and a settlement recorded in the current-year period related to a matter with a third-party vendor.

Interest Income. Interest income was $0.2 million for the three months ended June 30, 2026, $0.1 million higher than during the three months ended June 30, 2025, driven by higher money market rates and our higher cash balance during the three months ended June 30, 2026 relative to the prior year. Interest income is mainly derived from our money market investment and interest on our sales-type leases.

Interest Expense Interest expense was $0.9 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense is mainly attributable to our notes payable.

Liquidity and Capital Resources

Cash Flows

Our cash requirements depend on many factors, including the execution of our business strategy and plan. Our cash balance increased $3.4 million during the three months ended June 30, 2026, compared to a decrease in cash of $2.0 million during the three months ended June 30, 2025. The increase in cash during the three months ended June 30, 2026 was primarily driven by operating activities which generated $5.4 million of cash compared to a $1.6 million net use of cash in the three months ended June 30, 2025.

Operating Activities During the three months ended June 30, 2026, net cash provided by operating activities was $5.4 million, consisting of net income for the period, and changes in operating assets and liabilities of $0.4 million, which included a $3.7 million customer deposit on an order for delivery later this fiscal year, and non-cash adjustments totaling $5.8 million, including depreciation and amortization of $1.2 million.

During the three months ended June 30, 2025, net cash used in operating activities was $1.6 million, consisting of a net loss for the period of $0.7 million, changes in operating assets and liabilities of $4.0 million, partially offset by non-cash adjustments, primarily depreciation and amortization, non-cash lease expense, stock based compensation and paid-in-kind interest expense, totaling $3.1 million.

The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$0.04	$(0.7)
Non-cash operating activities (1)	5.8	3.1
Changes in operating assets and liabilities:
Accounts receivable	—	(4.2)
Inventories	(5.0)	0.3
Accounts payable	1.7	2.4
Accrued expenses	(0.6)	0.1
Operating lease liability, net	(0.3)	(0.8)
Prepaid expenses, other current assets and other assets	—	0.3
Deposits	3.7	—
Factory protection plan liability	0.2	0.6
Other changes in operating assets and liabilities	(0.1)	(2.7)
Net cash provided by (used in) operating activities	$5.4	$(1.6)

(1)	Represents changes in depreciation and amortization, non-cash lease expenses, PIK interest, stock-based compensation expense, inventory, warranty and credit loss provisions.

The $4.2 million increase in cash provided by accounts receivable reflects higher cash collected from customers and the increase in cash provided by deposits (driven by a $3.7 million customer deposit on an order for delivery later this fiscal year). The $5.3 million increase in cash used in inventory resulted from purchases of materials, accessories and parts to support sales during the quarter and purchases of long-lead time material to support future sales. The decrease in cash provided by accounts payable and the increase in cash used in accrued expenses as compared to the three months ended June 30, 2025 was primarily due to the timing of payments to suppliers.

Investing Activities Net cash used in investing activities was $1.4 million during the three months ended June 30, 2026 and was primarily due to payments of deferred acquisition costs, and higher spend on capex and fixed assets to support operations and future business growth. Net cash used in investing activities was $0.1 million during the three months ended June 30, 2025, and was primarily due to investments in operating assets.

Financing Activities Net cash used in financing activities was $0.6 million and $0.3 million during the three months ended June 30, 2026 and 2025, respectively. Cash used in financing activities during the three months ended June 30, 2026 was driven by repayment of finance lease obligations of $0.4 million. Net cash used in the three months ended June 30, 2025 reflects the repayment of finance lease obligations of $0.2 million.

Debt Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our existing indebtedness.

Lease Commitments Refer to Note 10 – Leases in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information related to our leases.

New Accounting Pronouncements Refer to Note 2 – Basis of Presentation and Significant Accounting Policies – Impact of Recently Issued Accounting Standards in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding new accounting standards.

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

In connection with the preparation of this Form 10-Q for the three months ended June 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

California Air Resources Board Notice of Violation

On August 4, 2026, the California Air Resources Board (“CARB”) issued a Notice of Violation (the “NOV”) alleging violations of California’s Distributed Generation Certification Regulation (Cal. Code Regs., tit. 17, §§ 94200–94214) involving 27 distributed generation units sold or leased for use in California. The NOV states that violations may result in civil penalties of up to $12,940 per day per violation but does not specify an aggregate penalty amount. The Company intends to meet with CARB to discuss the allegations and seek resolution. The matter is at a preliminary stage, and the Company cannot predict its outcome or reasonably estimate any resulting loss or range of loss.

Refer to Note 12 – Commitments and Contingencies – Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved. The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The outcome of litigation is inherently uncertain. If one or more legal matters were to be resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The risks described are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Data centers are increasingly scrutinized by federal, state, and local authorities, and have been subject to environmental activists and negative public perception, due to concerns regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, data-sovereignty considerations and national-security-related issues. Regulators may impose new permitting requirements, energy-efficiency standards, carbon-reduction mandates, sustainability reporting rules, or operational restrictions specific to data centers, AI infrastructure, or high-density compute environments. For example, on July 14, 2026, New York State Governor Kathy Hochul signed an executive order barring the construction of new hyperscale data centers using 50 megawatts or more of power for up to one year in the state of New York. On July 1, 2026, Texas Governor Greg Abbot called for blocking new data center development in rural parts of the state.

If we continue to invest in utilizing our products for the development of AI data centers and other AI infrastructure, then any such regulatory developments may significantly impact our business and operations in ways that are difficult to predict. New regulations targeting data centers, at the federal level or by state and local governments, could increase our capital expenditures, delay development and implementation timelines, limit expansion opportunities, or require costly modifications to existing technology. Any such restrictions or new policy initiatives could also limit our opportunities to utilize our systems in AI infrastructure and restrict our ability to expand into the AI market, which may adversely affect our business or limit the economic viability of our strategic diversification initiatives. Given the evolving nature of digital asset and data-center regulation, and the difficulty of predicting the outcomes of ongoing or future governmental actions, we cannot assure you that future regulatory or legislative developments will not have a material adverse effect on our business, prospects, financial condition, or operations. Even in the absence of new regulations or legislation, increased public scrutiny or negative publicity regarding the development and environmental impact of data centers could harm our reputation, which may adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. On May 8, 2026, an investor exercised 1,719,840 pre-funded warrants issued in the November 2025 PIPE on a cashless basis. In addition, during the three months ended June 30, 2026, holders exercised 299,972 pre-funded warrants issued in the March 2026 PIPE. In the aggregate, 2,019,812 pre-funded warrants were exercised on a cashless basis, resulting in the issuance of 2,019,812 shares of common stock. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the shares were exchanged by the Company exclusively with an existing security holder and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The Company received no proceeds from the cashless exercise. See Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

(c)	Issuer Purchases of Equity Securities. The following table sets forth information regarding shares of common stock acquired by the Company during the three months ended June 30, 2026. All of the shares shown were withheld from employees to satisfy tax withholding obligations upon the vesting of restricted stock units under the 2023 Plan. The Company does not have a publicly announced share repurchase plan or program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	29,221	$5.93	—	—
May 1, 2026 to May 31, 2026	—	—	—	—
June 1, 2026 to June 30, 2026	—	—	—	—
Total	29,221	$5.93	—	—

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Capstone Green Energy Holdings, Inc. (a)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (b)
3.3	Amended and Restated Bylaws of Capstone Energy+, Inc. (b)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Capstone Green Energy Holdings, Inc. (c)
10.1	Amendment No. 2 to the Capstone Green Energy Holdings, Inc. 2023 Equity Incentive Plan (d)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	The cover page from Capstone Energy+, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

**Furnished herewith

(a)	Incorporated by reference to the Company’s Current Report on Form 8-K12G3 filed on December 11, 2023 (File No. 001-15957).
(b)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2026 (File No. 001-15957).
(c)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2026 (File No. 001-15957).
(d)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2026 (File No. 001-15957).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE ENERGY+, INC.

	By:	/s/ JOHN P. MILLER
John P. Miller
Interim Chief Financial Officer
(Duly Authorized Officer and Interim Principal Financial Officer)
Date: August 12, 2026